Form 10-K
period 2017-12-31
Sterling Bancorp, Inc.
filed 2018-03-28
CIK 1680379

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-38290

Sterling Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3163775 (I.R.S. Employer Identification Number)

One Towne Square, Suite 1900
Southfield, Michigan 48076
(248) 355-2400
(Address, including ZIP Code, and telephone number, including area code, of registrant's principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The registrant was not a public company as of June 30, 2017, the last day of the Registrant's most recently completed second quarter, and therefore cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

          As of March 23, 2018, 52,963,308 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:

          Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for the 2018 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2017, are incorporated by reference into Part III, Items 10-14.

STERLING BANCORP, INC.

2017 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

ITEM 1.    BUSINESS

        Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "we," "our," "us" or "the Company" refer to Sterling Bancorp, Inc., a Michigan corporation, and its subsidiaries, including Sterling Bank & Trust, F.S.B., which we sometimes refer to as "Sterling Bank," "the Bank" or "our Bank."

        We are a unitary thrift holding company headquartered in Southfield, Michigan with our primary branch operations in San Francisco and Los Angeles, California. Through our wholly owned bank subsidiary, Sterling Bank and Trust, F.S.B., we offer a broad range of loan products to the residential and commercial markets, as well as retail banking services.

        In November 2017, we consummated a public offering of 15 million shares of our common stock and listed our common stock on the NASDAQ Capital Market under the symbol "SBT." The Company sold 7,692,308 shares of common stock and certain selling shareholders sold 7,307,692 shares of common stock. We received net proceeds of $85.5 million from the offering.

        We have a large and growing portfolio of adjustable rate residential mortgage loans. In our key residential loan program, we manage residential credit risks through a financial documentation process and programs with low loan to value ratios. Our risk management includes disciplined documentation of ability to repay, liquidity analysis and face-to-face customer interaction.

        We also operate substantial and growing commercial and construction lending businesses, utilizing a traditional community banking relationship-focused culture to identify strong borrowers with projects and operations in our branch network areas. We manage credit risks in our commercial and construction business through financial and relationship diligence with our customers and by financing projects within our branch footprint almost exclusively backed by personal guarantees.

        We believe growth should not come at the expense of asset quality. We have historically been able to focus on long-term returns and remain committed to responsible growth. We also believe our strong sales team, disciplined underwriting and culture of cost management have driven consistent earnings and exemplary net interest margins, efficiency metrics and shareholder returns.

Our History

        Sterling Bank was founded as a federally chartered thrift institution in 1984 in Southfield, Michigan by members of the Seligman family. By 2004 we had 10 branches in the Detroit metropolitan area. However, in the early 1990s, our owners and management recognized an opportunity to shift the Bank's focus to a rapidly growing market less dependent, as Detroit was, on a single industry. In 1994, the Bank established its first branch in San Francisco, California. In 2004, we made a strategic decision to sell all but one of our Detroit-area branches and focus nearly exclusively on the California market. In 2004, we divested 10 Michigan branches and by 2006, substantially reduced new lending in Michigan.

        Between 2004 and 2008, we expanded our San Francisco presence by opening an additional 7 branches. Our NPA/Total Assets ratio peaked at 5.7% in 2008, as we worked our way through credit issues related primarily to our legacy Michigan portfolios, which now represent a de minimis 1.1% of our loan portfolio. Since such time, our credit quality has improved significantly, with NPA/Total Assets as of December 31, 2017 of 0.13%.

        Since 2013, we have grown our branch network from 16 branches to our current total of 26 branches, including 20 in the San Francisco area, 4 in greater Los Angeles, one branch in New York City and our headquarters' branch in Michigan. During the first half of 2018, we plan to open a new branch in the Seattle market, where we currently have a loan production office, two additional branches in Southern California, and a loan production office in New York City, with the intent to eventually convert such office into a branch.

Lending Activities

        General.    Our lending strategy is to offer a broad range of loan products to the residential and commercial markets, tailored to our customers' needs. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 81.6% of our loan portfolio as of December 31, 2017. The balance of our loan portfolio consists of commercial real estate, construction, business loans, and commercial lines of credit.

        One- to Four-Family Residential Loans.    The origination of mortgage loans to enable borrowers to purchase or refinance existing homes comprises the largest portion of our loan portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Among our significant products is our Advantage Loan program, which consists of one, three, five, or seven-year adjustable rate mortgages with a minimum 35% down payment requirement. We offer this product to underserved home buyers who have good credit, but may have limited credit history. Our Advantage Loan program constituted 77% of our residential loan portfolio as of December 31, 2017. Another significant product is our tenant-in-common, or TIC, loan program, which is similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two to six-unit residential buildings and a large amount of condominium conversions. Through our TIC program, we lend to owners of individual units within the building based on their relative ownership share. Our TIC loans generally consist of three, five and seven-year adjustable rate mortgages, with an average balance of approximately $0.5 million, and total outstanding loans of $434 million as of December 31, 2017. We also offer conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages of less than $0.6 million. The bulk of our conforming mortgage portfolio is held for sale, after which we typically retain servicing rights. In addition, we have a jumbo loan program for residential loans of between $0.6 million and $2.5 million, for which we offer both fixed and adjustable rates, which are also held for sale. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one, three, five, or seven-year initial fixed period. Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 350 to 395 basis points above the one-year LIBOR. Across our residential portfolio, our loan-to-value ratio was 62% as of December 31, 2017.

        We have a loan approval process through which we require not only financial and other information from our borrowers, but our loan officers are required to meet face-to-face with each of our borrowers in our Advantage program and produce a narrative documentation recommending the loan.

        Our single-family residential real estate portfolio is secured by real estate. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Loans held for sale consist primarily of first trust deed mortgages on single-family residential properties.

        Commercial Loans.    We offer a variety of commercial loan products, consisting primarily of commercial real estate loans, construction loans, business loans and business lines of credit. Our commercial loans are almost exclusively recourse loans, as we endeavor to secure personal guaranties on each loan we underwrite.

        Commercial Real Estate.    Our commercial real estate portfolio includes single room occupancy hotels, office, industrial, retail, multifamily and mixed-use properties. We focus almost exclusively on projects within or contiguous to our branch footprint, focusing on what we believe to be high quality credits with income-producing properties, strong cash flow characteristics and strong collateral profiles. At December 31, 2017, approximately 91% of the commercial real estate loan portfolio consisted of adjustable rate loans with an average reset of 36 months. Our loan-to-value policy limits are 75% for commercial real estate loans and 80% for multifamily.

        The total commercial real estate portfolio totaled $247.1 million and $200.8 million at December 31, 2017 and 2016, of which $8.5 million and $11.9 million, respectively, were secured by owner occupied properties.

        A primary repayment risk for commercial real estate loans is the interruption or discontinuance of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations or other events not under the control of the borrower. Additionally, adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

        Construction loans.    Our construction loans are comprised primarily of residential construction, commercial construction and mixed-use development. We focus primarily on renovation projects, as opposed to ground-up developments. We believe that opportunities for construction lending will continue to increase, particularly in our San Francisco market, where historic preservation ordinances and other regulations limit the number of ground-up projects. Interest reserves are generally established on real estate construction loans. These loans are typically Prime based and typically have maturities of less than 18 months. Our loan-to-value policy limits are 80% for construction and 65% for land loans. The total construction portfolio totaled $192.3 million and $146.0 million at December 31, 2017 and 2016, respectively.

        The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties, substantial cost overruns in excess of original estimates and financing, market deterioration during construction, and lack of permanent take-out financing or presold properties. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow/sale proceeds to be generated by the completed project.

        Commercial Lines of Credit and Consumer Loans.    We also offer commercial lines of credit to businesses and individuals for business purposes. We seek to streamline the application process and provide quick decision-making to allow our customers to access credit quickly. These lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and all assets. The total commercial line of credit and consumer loan portfolio totaled $40.8 million and $36.7 million at December 31, 2017 and 2016, respectively.

Investment Portfolio

        As of December 31, 2017, the fair value of our investment portfolio totaled $127 million, with an average effective yield of 1.42%. The estimated duration on the fixed income portion of our investment portfolio (fair value of $123 million) is 0.68 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, and to be responsive to cash needs and assist in managing interest rate risk. The majority of our investment portfolio, or 95%, consists of U.S. treasuries, with 5% in other collateralized mortgage and debt obligations, equity or other securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

        Our investment policy is reviewed at least annually by our board of directors. Overall investment goals are established by our board, CEO, CFO and members of our Asset and Liability Committee ("ALCO"). Our board of directors has delegated the responsibility of monitoring our investment activities to our management ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our COO and CFO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Deposits

        The quality of our deposit franchise and access to stable funding are key components of our business. We offer traditional depository products, including checking, savings, money market, IRAs and certificates of deposits, to individuals and businesses through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We seek to grow our deposits through cross-selling to our loan customers, use of competitive rates, a focused marketing campaign, and multi-product clubs in which we offer varying benefits depending on the overall relationship with the customer. Our bankers are incentivized to acquire and maintain quality, core deposits as we depend on deposits to fund the majority of our loans. We believe that our long-standing and high quality relationships with our depositors who provide us with long-term funding are due to the convenience, rates and dedicated service we offer. We leverage our branch locations and deep network of customer relationships in our market areas to provide low-cost funding sources for our lending business.

Distribution Channels

        The primary markets in which we operate are San Francisco and greater Los Angeles, and our 24 branch network in these areas is our core distribution channel. We strive to take advantage of our focused footprint and deep-rooted relationships to target local customers with a diversified product offering.

        Our expansive local branch network enables us to gather deposits, promote the Sterling brand and customer loyalty, originate loans and other products and maintain relationships with our customers through regular community involvement. Our branch network is fundamental to our ability to achieve successful customer outreach in line with our culture, which promotes high-touch engagement with our customers and proactive solutions.

Risk Management

        We believe that effective risk management is of primary importance to our organization. Risk management refers generally to the activities by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, cyber/technological, legal, compliance, regulatory, strategic, financial and reputational risk exposures. Our board of directors and management team have created a risk-conscious culture that is focused on quality growth, which includes infrastructure capable of addressing the evolving risks we face, as well as the changing regulatory and compliance landscape. Our risk management approach employs comprehensive policies and processes to establish robust governance and emphasizes personal ownership and accountability for risk with our employees. We believe a disciplined and conservative underwriting approach has been the key to our strong asset quality.

        Our management of interest rate risk is overseen by our Board ALCO, and implemented by our Management ALCO based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits, calculated quarterly, for various interest rate-related metrics, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves. Steepening and flattening yield curves and various prepayment and deposit duration assumptions are prepared at least annually. Our interest rate management policies also require periodic review and documentation of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates and deposit durations based on historical analysis.

Competition

        The financial services industry is highly competitive as we compete for loans, deposits and customer relationships in our market. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans. Within our branch footprint, we primarily face competition from national, regional and other local financial institutions that have established branch networks throughout the San Francisco and Los Angeles areas as well as new markets, giving them visible retail presence to customers.

        In mortgage banking, we face competition from a wide range of national financial institutions, regional and local community banks, as well as credit unions and national mortgage underwriters. In commercial banking, we face competition to underwrite loans to sound, stable businesses and real estate projects at competitive price levels that make sense for our business and risk profile. Our major commercial bank competitors include larger national, regional and local financial institutions that may have the ability to make loans on larger projects than we can or provide a larger mix of product offerings. We also compete with smaller local financial institutions that may have aggressive pricing and unique terms on various types of loans and, increasingly, financial technology platforms that offer their products exclusively through web-based portals.

        In retail banking, we primarily compete with national and local banks that have visible retail presence and personnel in our market areas. The primary factors driving competition in consumer banking are customer service, interest rates, fees charged, branch location and hours of operation and the range of products offered. We compete for deposits by advertising, offering competitive interest rates and seeking to provide a higher level of personal service. We also face competition from non-traditional alternatives to banks such as credit unions, internet based banks, money centers, money market mutual funds and cash management accounts.

        We believe our ability to provide a flexible, sophisticated product offering and an efficient process to our customers allows us to stay competitive in the financial services environment. Our local presence and hands-on approach enables us to provide a high level of service that our customers value.

Other Subsidiaries

        Quantum Capital Management.    In April 2017 we acquired Quantum, an investment management platform that historically focused on hedged equity and mid-cap, small-cap and micro-cap portfolio strategies. As of December 31, 2017, Quantum had $453 million in assets held under management.

        Sterling Wealth Management.    Sterling Wealth Management, a subsidiary of the Bank, provides wealth management services to certain of our customers. We have a customer service representative program through which we intend to establish a traditional fee-based, wealth management platform that will deliver a revenue stream for the Bank while providing clients with an enhanced level of investment advisory services.

Information Technology Systems

        We devote significant resources to maintain stable, reliable, efficient and scalable information technology systems. We utilize our own single, highly integrated core processing system that improves cost efficiency and protects us against escalating rates and termination fees from third party providers and positions us to be in control of new product development and time to market. We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, improves customer experience and reduces costs.

        We have an Information Security Officer who reports to the General Counsel, whom we charge with the review and implementation of strategies, policies, managed services, technology, and any other resource that could aid in the effort against cybercrime. Our Information Systems ("IS") Department proactively identifies and monitors systems to analyze risk to the organization and implement mitigating controls where appropriate. Formal business continuity and disaster recovery exercises are conducted annually. Additionally, we involve independent firms to perform an audit and internal and external penetration tests on our IS systems on at least an annual basis.

SUPERVISION AND REGULATION

General

        As a federal savings bank, Sterling Bank is subject to primary examination and regulation by the OCC and, as an insured depository institution, the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sterling Bank may engage and is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund rather than our shareholders. Sterling Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Indianapolis, which is one of the 11 regional banks in the Federal Home Loan Bank System.

        As a unitary thrift holding company, Sterling Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Sterling Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

        Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more category may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Sterling Bank or Sterling Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

        In addition, we must comply with anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to expand our branch network or acquire other financial institutions.

        Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Sterling Bancorp and Sterling Bank.

        Set forth below is a brief description of material regulatory requirements that are or will be applicable to Sterling Bank and Sterling Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Sterling Bank and Sterling Bancorp.

Federal Banking Regulation

        Business Activities.    A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Sterling Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Sterling Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Sterling Bank, including wealth and investment management.

        Capital Requirements.    Federal regulations require Sterling Bancorp and Sterling Bank to meet several minimum capital standards. In the case of Sterling Bank, minimum capital standards include a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

        In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in, a process which began January 1, 2016 at 0.625% of risk-weighted assets and increases by such amount each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

        At December 31, 2017, the Company and the Bank met all regulatory capital requirements to which they are subject.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Sterling Bank was in compliance with the loans-to-one borrower limitations.

        Qualified Thrift Lender Test.    As a federal savings bank, Sterling Bank must satisfy the qualified thrift lender, or "QTL," test. Under the QTL test, Sterling Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

        Sterling Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings bank to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings bank can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

        A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners' Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action. At December 31, 2017, Sterling Bank satisfied the QTL test.

        Capital Distributions.    Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank's capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

  •
  the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

  •
  the savings bank would not be at least adequately capitalized following the distribution;

  •
  the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

  •
  the savings bank is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution's financial condition.

        Even if an application is not otherwise required, every savings bank that is a subsidiary of a unitary thrift holding company, such as Sterling Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

        A notice or application related to a capital distribution may be disapproved if:

  •
  the federal savings bank would be undercapitalized following the distribution;

  •
  the proposed capital distribution raises safety and soundness concerns; or

  •
  the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

        In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

        Community Reinvestment Act and Fair Lending Laws.    All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the federal savings bank's record of compliance with the Community Reinvestment Act. A savings bank's failure to comply with the provisions of the

Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branch expansion or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

        The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Sterling Bank received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination.

        Transactions with Related Parties.    A federal savings bank's authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Sterling Bank. Sterling Bancorp is an affiliate of Sterling Bank because of its control of Sterling Bank. A subsidiary of a bank that is not also a depository institution or a "financial subsidiary" under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of the bank's capital stock and surplus. There is an aggregate limit of 20% of the bank's capital stock and surplus for such transactions with all affiliates. The term "covered transaction" includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any "low quality asset" from an affiliate. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

        A bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an "insider") and certain entities affiliated with any such person (an insider's "related interest") are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O. The aggregate amount of a bank's loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders' related interests may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank's loans to its executive officers, may not exceed the greater of $25,000 or 2.5% of the bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider's related interests, would exceed the lesser or $500,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank. As of December 31, 2017, none of our insiders had any outstanding loans with the Bank.

        Enforcement.    The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all "institution-affiliated parties," including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive, formal agreement or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

        Standards for Safety and Soundness.    Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

        Interstate Banking and Branching.    Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, certain amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

        Prompt Corrective Action.    Federal law requires, among other things, that federal bank regulators take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

        At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank's compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

        At December 31, 2017, Sterling Bank met the criteria for being considered "well capitalized."

        Insurance of Deposit Accounts.    The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Sterling Bank. Deposit accounts in Sterling Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

        Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution's total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC's current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution's deposits.

        The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.

        The FDIC has authority to increase insurance assessments. Any significant increases could have an adverse effect on the operating expenses and results of operations of Sterling Bank. We cannot predict what assessment rates will be in the future.

        Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations,

or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the 3rd quarter expense paid in the quarter ended December 31, 2017, the annualized FDIC assessment was equal to 5.53 basis points of total assets less tangible capital, and the annualized FICO assessment was equal to 0.46 basis points of total assets less total tangible capital.

        Supervisory Assessments.    OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations. The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2017 and 2016, the Bank paid supervisory assessments to the OCC totaling $470,000 and $390,000, respectively.

        Privacy Regulations.    Federal regulations generally require that Sterling Bank disclose its privacy policy, including identifying with whom it shares a customer's "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, Sterling Bank is required to provide its customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Sterling Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

        USA Patriot Act.    Sterling Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

        Prohibitions Against Tying Arrangements.    Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

        Interest and other charges collected or contracted for by Sterling Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

  •
  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  •
  Truth in Savings Act; governing disclosure of information about deposit accounts to customers;

  •
  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

  •
  Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

        The deposit operations of Sterling Bank also are subject to, among others, the:

  •
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check; and

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

        Under FRB regulations, Sterling Bank is required to maintain reserves at the Federal Reserve Bank against its transaction accounts, including checking and NOW accounts. The regulations currently require that reserves of 3% be maintained against aggregate transaction accounts over $16.0 million and 10% against that portion of total transaction accounts in excess of $122.3 million. The first $16.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB. The FRB began paying interest on reserves in 2008, currently 1.50%.

Federal Home Loan Bank System

        Sterling Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Sterling Bank was in compliance with this requirement at December 31, 2017. Based on redemption provisions of the Federal Home Loan Bank of Indianapolis, the stock has no quoted market value and is carried at cost. Sterling Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Indianapolis stock. As of December 31, 2017, no impairment has been recognized.

Holding Company Regulation

        Sterling Bancorp is a unitary thrift holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Sterling Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Sterling Bank.

        As a unitary thrift holding company, Sterling Bancorp's activities will be limited to those activities permissible by law for financial holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities.

        Federal law prohibits a unitary thrift holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or unitary thrift holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A unitary thrift holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

        Capital Requirements.    As a unitary thrift holding company, Sterling Bancorp is subject to consolidated regulatory capital requirements that are similar to those that apply to Sterling Bank. See "Regulation and Supervision—Federal Banking Regulation—Capital Requirements."

        The Dodd-Frank Act extended the "source of strength" doctrine to unitary thrift holding companies. The Federal Reserve Board has promulgated regulations implementing the "source of strength" policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and unitary thrift holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Sterling Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

        In order for Sterling Bancorp to be regulated as a unitary thrift holding company by the Federal Reserve Board, rather than as a bank holding company, Sterling Bank must qualify as a "qualified thrift lender" under federal regulations or satisfy the "domestic building and loan association" test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2017, Sterling Bank maintained 86.7% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

        Under the Change in Bank Control Act, no person may acquire control of a unitary thrift holding company such as Sterling Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution's directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a unitary thrift holding company's voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as in our case, the company has registered securities under Section 12 of the Securities Exchange Act of 1934.

        In addition, federal regulations provide that no company may acquire control of a unitary thrift holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

        The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an "emerging growth company." Sterling Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

        An "emerging growth company" may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as "say-on-pay" votes) or executive compensation payable in connection with a merger (more frequently referred to as "say-on-golden parachute" votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company's internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Sterling Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a non-emerging growth public company.

        A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a "large accelerated filer" under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Employees

        As of December 31, 2017, we had 308 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

        The following table sets forth information regarding our executive officers (ages as of December 31, 2017):

Name	Age	Position
Gary Judd	77	Chief Executive Officer, Chairman of the Board of Directors
Thomas Lopp	54	Chief Financial Officer, Chief Operating Officer, President
Michael Montemayor	49	Commerical and Retail Banking, Chief Lending Officer, President

        Set forth below are the biographies of our executive officers.

        Gary Judd, Chairman and Chief Executive Officer.    Mr. Judd has served as our chairman, and chief executive officer since August 2008. Additionally, he served as our president from August 2008 until December 2016. He began his banking career with Citibank, serving over sixteen years, including assignments over eight years in international banking based in New York, the Middle East, and India. Mr. Judd held positions in commercial lending, operations, treasury/foreign exchange, and country management. He held domestic positions in the Operating Group in New York, Citicorp, working on acquisitions in California, and ending as Citibank's Consumer Group's senior executive for Manhattan south of Forty-Second Street. Mr. Judd was also responsible as a business manager for a large-scale consumer banking system development project. He then served as a general partner of Campbell Oil, Ltd., a private oil and gas exploration and production company in Denver, Colorado.

        Mr. Judd was co-founder, president, chief executive officer, and director of Vectra Bank. After its sale to Zions Bancorporation, he served as president, chief executive officer, and chairman of Vectra Bank Colorado and as a vice president of Zions Bancorporation, serving on its Executive Committee. Mr. Judd then served as president and director of Metyor, Inc., a technology start-up company based in Sydney, Australia, before returning to banking as a senior executive and director with WestStar Bank/Vail Banks, becoming president and chief executive officer in 2004. Following the sale of Vail Banks to U.S. Bank, he served as chairman of U.S. Bank's Denver, Colorado Board. He holds a M.A. from Johns Hopkins University School of Advanced International Studies.

        Thomas Lopp, President, Chief Financial Officer and Chief Operations Officer.    Mr. Lopp was elected President in December 2016, and has served as Chief Operating Officer since September 2009, and as Chief Financial Officer and Treasurer since 2002. He has been a member of the Company since 1997. In 2015, he assumed additional responsibility as the executive in charge of the Southern California expansion. Prior to serving as our Chief Financial Officer and Treasurer, he served as the Director of the Consumer Loan Division from 2000 to 2002 and the Divisional Controller from 1997 to 2000. Prior to joining the Company in 1997, he served as a senior financial analyst at First of America Bank Corporation, credit card product manager at NBD Bank, N.A., and credit card portfolio analyst for Security Bancorp, Inc., later acquired by First of America Bank Corporation.

        Michael Montemayor, President Commercial and Retail Banking, Chief Lending Officer.    Mr. Montemayor has served as our Chief Lending Officer since 2006 and has been with the Company since 1992. He has also served as Executive Vice President from 2006 to 2016 and President of Commercial and Retail Banking from December 2016 to present and has also served as the Retail Branch Executive from 2013 to present. Prior to serving as our Chief Lending Officer he worked as Director of Commercial Lending from 2003 to his appointment as Chief Lending Officer in 2006,

Commercial Loan Officer from 1995 to 1997, Construction Lending Manager from 1997 to 2003 and Branch Manager/Regional Branch Manager and Residential Lending Supervisor from 1993 to 1995.

Available information

        Our Internet address is www.sterlingbank.com. We will make available free of charge in the investor relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission maintains an Internet site, sec.gov, that includes filings of and information about issuers that file electronically with the Securities and Exchange Commission.

ITEM 1A.    RISK FACTORS

        We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations could be materially adversely affected by the factors described below. The risks described below are not the only risks facing our operations. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse impact on our business and results of operations.

Risks Related to Our Business

Our concentration in residential mortgage loans exposes us to risks.

        At December 31, 2017 and 2016, one-to-four family residential real estate loans amounted to $2.13 billion and $1.61 billion, or 82% and 81%, respectively, of our total loan portfolio, and we intend to continue this type of lending in the foreseeable future. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of a downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a great risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Strong competition within our market areas or with respect to our products may limit our growth and profitability.

        Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. As we expand into new market areas, we expect that competition for customers and relationships will be intense. As a result, our ability to successfully deploy our business strategy in these market areas may be difficult.

        In addition, we believe that we have historically faced less competition for customers of our Advantage Loan program as compared to the competition we face in the market for qualified mortgages. To the extent that our competitors begin to offer similar products and compete in this area more frequently or intensely, we may face significant pricing pressure. Many of our competitors are much larger and may be able to achieve economies of scale and, as a result, may offer better pricing for the type of products and services we provide. Should competition over the type of loans we underwrite increase, our profitability could be materially and adversely affected. See "Business—Competition."

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

        Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. While we strive to appropriately balance our loan to deposit ratio, the growth in our loan portfolio challenges our ability to achieve the optimal ratio.

        Other primary sources of funds consist of cash flows from operations and sales of investment securities, and proceeds from the issuance and sale of our equity securities, including, most recently, net proceeds of approximately $85.5 million from our recent initial public offering. Additional liquidity is provided by our ability to borrow from the Federal Home Loan Bank of Indianapolis (the "FHLB") or our ability to sell portions of our loan portfolio. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the ability to sell mortgage portfolios as a result of a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

        Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cybersecurity breaches.

        We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others, as well as our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. We face an increasing number of regulations and regulatory scrutiny related to our information technology systems, and security or privacy breaches with respect to our data could result in regulatory fines, reputational harm and customer losses, any of which would significantly impact our financial condition. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. In addition, because we perform our own core processing and other technological functions, we cannot rely on indemnification or another source of third-party recovery in the event of a breach of such functions.

        This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be materially and adversely affected.

        In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, fines, civil litigation and/or suffer damage to our reputation.

We rely on external financing to fund our operations and the failure to obtain such financing on favorable terms, or at all, in the future could materially and adversely impact our growth strategy and prospects.

        We rely in part on advances from the FHLB to fund our operations. Although we consider such sources of funds adequate for our current needs, we may need to seek additional debt or equity capital in the future to implement our growth strategy in the event that our borrowing availability with the FHLB is decreased. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require regulatory approval. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain regulatory approval, our growth strategy and future prospects could be materially and adversely impacted.

Our ability to originate loans could be restricted by federal regulations and we could be subject to statutory claims for violations of the ability to repay standard.

        The Consumer Financial Protection Bureau has issued a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), which holds lenders accountable for ensuring a borrower's ability to repay a mortgage loan. Under the rule, loans that meet the "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a "qualified mortgage" loan must not contain certain specified features, including:

  •
  excessive upfront points and fees (those generally exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);

  •
  interest-only payments;

  •
  negative amortization; and

  •
  terms of longer than 30 years.

Also, to qualify as a "qualified mortgage," a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify a borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. Lenders of mortgages that meet the "qualified mortgage" standards have a safe harbor or a presumption of compliance with these requirements. A majority of our residential mortgage loans are not "qualified mortgages," as our underwriting process does not strictly follow applicable regulatory guidance required for such qualification and the rates offered exceed qualifying guidelines. In the event that these mortgages begin to experience a significant rate of default, we could be subject to statutory claims for violations of the ability to repay standard. Any such claims could materially and adversely affect our ability to underwrite these loans, our business, and results of operations or financial condition.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

        Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is affected by changes in the state of the general economy and the financial markets, and a slowdown or downturn in the general economy or the financial markets could adversely affect our results of operations.

        Our customer activity is intrinsically linked to the health of the economy generally and of the financial markets specifically. In addition to the economic factors discussed above, a downturn in the real estate or commercial markets generally could cause our customers and potential customers to exit the market for real estate or commercial loans. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our residential and commercial loan services. If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our debt obligations, could be materially adversely affected.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

        Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions.

        At December 31, 2017, our allowance for loan losses as a percentage of total loans, net of unearned income, was 0.71%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge offs. Any significant increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.

        Our loan portfolio includes primarily real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing. If we see negative economic conditions develop in the United States as a whole or in the markets that we serve, we could experience higher delinquencies and loan charge offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

Because we intend to continue to increase our commercial loans, our credit risk may increase in our commercial loan portfolios.

        At December 31, 2017, our commercial loans totaled $480.1 million, or 18% of our total loans. We intend to increase our originations of commercial loans, within permissible limits for a federal savings bank, which primarily consists of commercial real estate, construction and development, business loans, and commercial lines of credit. These loans generally have more risk than residential mortgage loans.

        Because we plan to continue to increase our originations of these loans, commercial loans generally have a larger average size as compared with other loans such as residential loans. The collateral for commercial loans is generally less readily-marketable and losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

        The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

        When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

Future changes in interest rates could reduce our profits and asset values.

        Net interest income makes up a majority of our income and is based on the difference between:

  •
  the interest income we earn on interest earning assets, such as loans and securities; and

  •
  the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

        The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the demand for our residential lending products may decline and the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates. Such changes in interest rates could materially and adversely affect our results of operations and overall profitability.

        In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce our net interest margin and create financial risk for financial institutions like ours.

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

        In recent years the Federal Reserve Board's policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Recently, the Federal Reserve Board has indicated that it believes a gradual increase in the targeted federal funds rate is appropriate. To this end, the Federal Reserve Board raised the targeted federal funds rate in December 2016 and March, June and December 2017. We cannot make any representation as to whether, or how many times, the Federal Reserve will increase the targeted federal funds rate in the future. Notwithstanding the Federal Reserve Board's expressed intentions, our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low, or relatively low, interest rate environment or increasing our cost of funds may adversely affect our net interest income, which would have a material adverse effect on our profitability.

A substantial majority of our loans and operations are in San Francisco, and therefore our business is particularly vulnerable to a downturn in the San Francisco economy.

        Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco Bay Area. As of December 31, 2017, 96% of our loan portfolio was based in California and our loan portfolio had concentrations of 67% in the San Francisco Bay Area. While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, if the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Similarly, catastrophic natural events such as earthquakes could have a disproportionate effect on our financial condition. As a result of this lack of diversification in our loan portfolio, a downturn in the local economy generally and real estate market specifically could significantly reduce our profitability and growth and have a material adverse effect on our financial condition.

We may not be able to grow, and, if we do grow, we may have difficulty managing that growth.

        Our business strategy is to continue to grow our assets and expand our operations, including through geographic expansion. Our ability to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and to identify loan and investment opportunities as well as opportunities to generate fee-based income. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits at acceptable levels and upon terms acceptable to us. We also can provide no assurance that we will be successful in expanding our operations organically or geographically while managing the costs and implementation risks associated with this growth strategy.

We face strong competition in the banking industry, and we may not be able to successfully grow or retain market share in our existing markets.

        We face intense competition in the banking industry from many competitors who compete with us on an international, regional or local level. Our strategy for future growth relies in part on growth in the communities we serve and our ability to develop relationships in particular locations, and we expect to continue to face strong competition from competitors in all of our markets. If we fail to compete effectively against our competitors, we may be unable to expand our market share in our existing markets, and we may be unable to retain our existing market share in key growth markets or in those markets in which we have traditionally had a strong presence. Failure to protect our market share on a regional level or to grow our market share in key growth markets and product categories could have a material adverse effect on our overall market share and on our profitability.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

        Our business strategy includes growth in assets, deposits, the scale of our operations and entry into new markets. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area and obtain new customers in new market areas where we will have to establish brand recognition and operations. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers and loan officers, the continued availability of desirable business opportunities, competition from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available, may be prohibitively expensive, or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in opening new branches.

We may have difficulty identifying additional regional and local markets for expansion of our business, and we may misjudge the potential of new markets.

        In order to successfully expand our business, we must identify new regional and local markets in which we will be successful. To execute this strategy, we must devote substantial financial resources and managerial time to the analysis of demographics, results of competing banks, potential operating costs, real estate costs and availability, construction costs and discretionary spending patterns in different regions of the United States and specific local areas within those selected regions. We may be unfamiliar with many of these areas, and, despite our research, we may choose markets that may prove to be less accepting of our banking concepts than customers in our existing markets. As a result, we may invest substantial time, energy and money in new markets that may not generate satisfactory returns. In addition, new branches, including those located in new markets, will take at least several months to reach planned operating levels due to inefficiencies typically associated with opening a new location, and the financial results of new branches over at least the first year of operation are expected to be below our historical results.

The value of our mortgage servicing rights can be volatile.

        We sell in the secondary market residential mortgage loans that we originate, which provides a meaningful portion of our non-interest income in the form of gains on the sale of mortgage loans. We also earn revenue from fees we receive for servicing mortgage loans. As a result of our mortgage servicing business, we have a growing portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan—collect principal, interest, and escrow amounts—for a fee. We acquire mortgage servicing rights when we keep the servicing rights in connection with the sale of loans we have originated.

        Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our non-interest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is capitalized on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms.

One of our historical markets, minority and immigrant individuals, may be threatened by gentrification or adverse political developments, which could decrease our growth and profitability.

        We believe that a significant part of our historical strength has been our focus on the minority and immigrant markets. The continuing displacement of minorities due to gentrification of our communities may adversely affect us unless we are able to adapt and increase the acceptance of our products and services by non-minority customers. We may also be unfavorably impacted by political developments adverse to the United States and specifically adverse to markets that are dependent on immigrant populations.

We rely heavily on our management team and our business could be adversely affected by the unexpected loss of one or more of our officers or directors.

        We are led by a management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key officers and directors, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of identifying key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees or directors and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term business and customer relationships and the difficulty of finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations.

We may be at risk for future restrictions on compensation paid to our executives.

        As a private closely held company, we have historically not been subject to compensation restrictions. Under certain circumstances, our primary regulators could impose restrictions on compensation to our management team. In addition, as a public company, we are required to disclose the compensation of our named executive officers and may face pressure from investors to the extent such compensation is deemed excessive. If we experience future limitations in our executive compensation program, these limitations may make it more difficult to attract and retain executive officers.

Our future success depends on our ability to retain key executives and to identify, attract, retain and motivate qualified personnel.

        We are highly dependent on the experience and strong relationships we have developed in the communities that we serve. We also recognize that the banking industry is competitive and should we lose several of our front office personnel, it would take time for new employees to develop the experience and cultural values that we believe our long-term employees have developed. Additionally, our hiring processes are unique to us, meaning that we prefer to hire employees with experience in our industry and who have an interest in working with the Bank for many years. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in the banking industry. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of key employees.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

        We may expand our banking network over the next several years, not just in our existing and planned market areas, but also in other communities. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from competitors or more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new banking offices effectively would limit our growth and could materially and adversely affect our business, financial condition, and results of operations.

We are subject to certain operational risks, including, but not limited to, customer, third party, or employee fraud and data processing system failures and errors.

        Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence and increased regulatory scrutiny.

        We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided by customers and counterparties.

        In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by, or on behalf of, customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers' representations that their financial statements are accurate. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our commercial clients. Our financial condition, results of operations, financial reporting and reputation could be materially adversely affected if we rely on materially misleading, false, inaccurate or fraudulent information.

We may incur future losses in connection with certain representations and warranties we've made with respect to mortgages that we have sold into the secondary market.

        From time to time, we package residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. A substantial decline in residential real estate values in the markets in which we originated such loans could increase the risk of such consequences. While we have not to date received any repurchase requests and we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

        We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and new market areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

        Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

Our modest size makes it more difficult for us to compete.

        Our modest size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We face risks related to our operational, technological and organizational infrastructure.

        Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Similar to other corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial records and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

        We monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. Specifically, we provide our own core systems processing and essential web hosting. We also outsource some of these functions to third parties. If we experience difficulties, fail to comply with banking regulations or keep up with increasingly sophisticated technologies, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could materially adversely affect our business, financial condition and results of operations.

Adherence to our internal policies and procedures by our employees is critical to our performance and how we are perceived by our regulators.

        Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. Any deviation or non-adherence to these internal policies and procedures, whether intentional or unintentional, could have a detrimental effect on our management, operations or financial condition.

We must keep pace with technological change to remain competitive and introduce new products and services.

        Financial products and services have become increasingly technologically driven. Our ability to meet the needs of our customers competitively and introduce new products in a cost-efficient manner is dependent on the ability to keep pace with technological advances, to invest in new technology as it becomes available, and to obtain and maintain related essential personnel. Many of our competitors have already implemented critical technologies and have greater resources to invest in technology than we do and may be better equipped to market new technologically driven products and services. In addition, we may not have the same ability to rapidly respond to technological innovations as our competitors do. Furthermore, the introduction of new technologies and products by financial technology companies and "fintech" platforms may adversely affect our ability to obtain new customers and successfully grow our business. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

        From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

Adverse conditions internationally could adversely affect our business.

        Many of our customers are recent immigrants or foreign nationals. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the economies in which our customers have family or business ties. A significant deterioration of economic conditions internationally, and in Asia in particular, could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. In addition, foreign currency restrictions, particularly on the movement of cash from abroad, could adversely affect many of our customers, including with respect to their ability to make down payments or repay loans. Adverse economic conditions abroad, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers with ties to these regions.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our shareholders' equity.

        Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer's financial condition, management may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. In analyzing an equity issuer's financial condition, management may consider industry analysts' reports, financial performance and projected target prices of investment analysts. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Securities Portfolio."

Legal and regulatory proceedings and related matters could adversely affect us.

        We have been, and may in the future become, involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a material adverse effect on our business, brand or image, or our financial condition and results of our operations.

As part of our asset/liability management strategy, we sell portions of our residential loan portfolio from time to time, while retaining servicing rights. If the market for our mortgage loans to the secondary market were to significantly contract, our earnings profile would be negatively affected and our ability to manage our balance sheet would be materially and adversely affected.

        From time to time, we manage our liquidity and balance sheet risk by selling loans in our mortgage portfolio into the secondary market. If the market for our mortgages were to contract or our counterparties were to lose confidence in our asset quality, we would lose a key piece of our liquidity strategy and would need to find alternative means to manage our liquidity that may be less effective. If the market for our residential portfolio were to contract, our liquidity, capital ratios and financial condition would be materially and adversely affected.

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

        We have sold $65 million in aggregate principal amount of our 7.0% Fixed to Floating Subordinated Notes due April 15, 2026. As a result, we are currently, and to the extent we incur significant debt in the future, we will be, subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, our subordinated notes and the related subordinated note purchase agreements contain customary covenants, which under certain circumstances place restrictions on our ability to pay dividends or make other distributions and enter into certain transactions, including acquisition activity. If we fail to satisfy one or more of the covenants under our subordinated notes, we would be in default under such notes, and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all.

We and our borrowers in our California communities may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

        The majority of our branches are located in the San Francisco and Los Angeles, California areas, which in the past have experienced both severe earthquakes and wildfires. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses.

        If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our branches, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time in the San Francisco and/or Los Angeles, California areas. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks Related to Our Industry and Regulation

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in any of them.

        As a unitary thrift holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal agencies that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund (the "DIF") and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that Sterling Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

        Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Changes in tax laws could significantly affect our financial position and results of operations. In addition, we are subject to regular review and audit by U.S. federal and certain state authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

        The Dodd-Frank Act, among other things, imposed new capital requirements on thrift holding companies; changed the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC's authority to raise insurance premiums. The Dodd-Frank Act also established the Consumer Financial Protection Bureau as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Company. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Because the FRB has only been a primary regulator for thrift holding companies since 2012, it is unclear whether we will be exposed to additional regulatory burdens. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

        Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file timely reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Because a significant portion of our customer base consists of foreign nationals and recent immigrants, these laws and regulations pose disproportionate challenges to us relative to our peers. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan.

        Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

        The Community Reinvestment Act ("CRA"), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation.

Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.

        The Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC") periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk and liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

        In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital requirements are generally applicable to all U.S. banks as well as to unitary thrift holding companies with assets over $1 billion, such as the Company. The new regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The new regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a "well-capitalized" depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The new regulatory capital rules became effective as applied to Sterling Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes. The mechanisms the FRB will utilize to enforce, and the manner in which the FRB will interpret, these standards with respect to unitary thrifts such as the Company remain uncertain.

        The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could materially adversely affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

The FRB or OCC may require us to commit capital resources to support Sterling Bank.

        As a matter of policy, the FRB expects a unitary thrift holding company to act as a source of financial and managerial strength for a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the FRB's policy on serving as a source of financial strength. Under the "source of strength" doctrine, the FRB may require a unitary thrift holding company to make capital injections into a troubled subsidiary bank and may charge the unitary thrift holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a unitary thrift's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. The requirement that we serve as a source of strength to our Bank may be exacerbated by OCC requirements to maintain certain capital requirements at the bank level and we may not be able to access the necessary funds to do so, which would further materially adversely affect our business, financial condition and results of operations.

The FASB has recently issued an accounting standard update that will result in a significant change in how we provide for credit losses and may have a material impact on our financial condition or results of operations.

        In June 2016, the Financial Accounting Standards Board issued an accounting standard update, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the

"incurred loss" model required under U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

        The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.

        As a member institution of the FDIC, our subsidiary, Sterling Bank, is assessed a quarterly deposit insurance premium. Failed banks nationwide significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the FDIC's DIF to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, Sterling Bank could be required to pay significantly higher premiums or additional special assessments that would adversely affect its earnings, thereby reducing the availability of funds to pay dividends to us.

Monetary policies and regulations of the FRB could adversely affect our business, financial condition and results of operations.

        In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks' reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

        The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management's judgment of the most appropriate manner in which to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

        Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses and the fair value of securities. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided or reduce the carrying value of an asset measured at fair value. Any of these could have a material adverse effect on our business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We could be adversely affected by the soundness of other financial institutions and other third parties we rely on.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including banks, brokers and dealers, investment banks and other institutional entities. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

        We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the "Tax Act") was signed into law by President Trump. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The decrease in the corporate tax rate has resulted in changes in the valuation of our deferred tax assets and liabilities, and may result in future changes. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances.

        We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

Risks Related to Governance Matters

We are a "controlled company" under the corporate governance rules for NASDAQ-listed companies, and we may eventually elect to take advantage of the "controlled company" exception, which would make our common stock less attractive to some investors or otherwise harm our stock price.

        Because we qualify as a "controlled company" under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors could determine not to have an independent nominating function and may choose to have the full board of directors be directly responsible for nominating members of our board, and in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling shareholder differ from those of other shareholders, the other shareholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. We may take advantage of some or all the "controlled company" exceptions and to the extent we do not, this determination could change in the future. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

The Seligman family, through the family's trustee and the Bank's founder and the Company's Vice President, Mr. Scott Seligman, have the ability to influence Company operations and control the outcome of matters submitted for shareholder approval and may have interests that differ from those of our other shareholders.

        Certain trusts for the benefit of members of the Seligman family and administered by their trustee or other Seligman family members or their designees beneficially own approximately 67.1% of our common stock. In addition, Scott Seligman, the founder of the Bank, Vice President of the Company and consultant to the Bank's board of directors, represents the interests of the family and continues to serve in an advisory capacity to the Company and the Bank, including through attendance at board meetings and frequent consultation with senior management. Therefore, Mr. Seligman has access and influence with respect to Company operations and the Seligman family trustee have effective control over the outcome of votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws and approval of a sale of the Company and other significant corporate transactions, regardless of how other shareholders vote on these matters. Furthermore, the interests of the Seligman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

Certain provisions of our corporate governance documents and Michigan law could discourage, delay or prevent a merger or acquisition at a premium price.

        Our second amended and restated articles of incorporation and amended and restated contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors. These include provisions that, among other things:

  •
  permit the board to issue up to 10 million shares of preferred stock, with any rights, preferences and privileges as they may determine (including the right to approve an acquisition or other change in control);

  •
  provide that the authorized number of directors may be fixed only by the board in accordance with our amended and restated bylaws;

  •
  do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares entitled to vote in any election of directors to elect all of the directors standing for election);

  •
  divide our board into three staggered classes;

  •
  provide that all vacancies and newly created directorships may be filled by the affirmative vote of at least 80% of directors then in office, even if less than a quorum;

  •
  prohibit removal of directors without cause;

  •
  prohibit shareholders from calling special meetings of shareholders;

  •
  require unanimous consent for stockholders to take action by written consent without approval of the action by our board;

  •
  provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing and also comply with specified requirements related to the form and content of a shareholder's notice;

  •
  require at least 80% supermajority shareholder approval to alter, amend or repeal certain provisions of our second amended and restated articles of incorporation; and

  •
  require at least 80% supermajority shareholder approval in order for shareholders to adopt, amend or repeal our amended and restated bylaws.

        These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the board of directors, which is responsible for appointing members of our management. Any matters requiring the approval of our shareholders will require the approval of the Seligman family and their trustee, which may have interests that differ from those of our other shareholders.

        In addition, the 2017 Omnibus Equity Incentive Plan permits the board of directors or a committee thereof to accelerate, vest or cause the restrictions to lapse with respect to outstanding equity awards, in the event of, or immediately prior to, a change in control. Such vesting or acceleration could discourage the acquisition of our Company.

        We could also become subject to certain anti-takeover provisions under Michigan law which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not an acquisition or merger is desired by or beneficial to our shareholders. If a corporation's board of directors chooses to "opt-in" to certain provisions of Michigan Law, such corporation may not, in general, engage in a business combination with any beneficial owner, directly or indirectly, of 10% of the corporation's outstanding voting shares unless the holder has held the shares for five years or more or, among other things, the board of directors has approved the business combination. Our board of directors has not elected to be subject to this provision, but could do so in the future. Any provision of our second amended and restated articles of incorporation or amended and restated bylaws or Michigan law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares, and could also affect the price that some investors are willing to pay for our common stock otherwise.

Our second amended and restated articles of incorporation designates the courts of the State of Michigan located in Oakland County and the United States District for the Eastern District of Michigan as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

        Our second amended and restated articles of incorporation provides that the courts of the State of Michigan located in Oakland County and the United States District for the Eastern District of Michigan shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Michigan Business Corporation Act (as it may be amended from time to time, the "MBCA"), or (iv) any action asserting a claim against us governed by the State of Michigan's internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and consented to the provisions of our second amended and restated articles of incorporation described above. This choice of forum provision may limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our second amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our ability to pay dividends is restricted by applicable law and the terms of our subordinated notes.

        Our ability to pay cash dividends is restricted by the terms of our subordinated notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant, and we can provide no assurance that we will pay any dividends to our shareholders in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located at One Towne Square, Suite 1900, Southfield, Michigan 48076. In addition to our corporate headquarters, we operate 20 branch offices located in the San Francisco metropolitan area, 4 branch offices in the Los Angeles metropolitan area, one branch located in New York City and one loan production office near Seattle, Washington. We lease our corporate headquarters and each of our retail branch offices at what we believe to be market rates.

ITEM 3.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings, including ordinary routine litigation incidental to the business, to which the Company or one of its subsidiaries is a party.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information

        Our common stock has been listed on the Nasdaq Capital Market under the symbol "SBT" since November 17, 2017. Prior to that date, there was no public trading market for our common stock. Our common stock priced at $12.00 per share in our initial public offering on November 16, 2017. The following table sets forth for the period indicated the high and low closing sale prices per share of our common stock as reported on the Nasdaq Capital Market:

Year ended December 31, 2017	High	Low
Fourth Quarter (from November 17, 2017)	$13.45	$12.16

        On March 23, 2018 we had 52,963,308 shares of common stock, no par value, outstanding and 10 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

  Use of Proceeds from Initial Public Offering of Common Stock

        The Registration Statement on Form S-1 (File No. 333-221016) for the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on November 16, 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on November 17, 2017 pursuant to Rule 424(b)(4).

  Dividend Policy

        Although as a private company, we had only recently paid dividends to our shareholders, we intend to consider conservative and appropriate dividend levels. Our dividend policy and practice may change at any time, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our future earnings, capital requirements, restrictions imposed by our subordinated debt, funds needed to pay the interest cost on any debt, financial condition, future prospects, regulatory restrictions and any other factors that our board of directors may deem relevant. Please refer to note on subordinated notes in Note 9 and note on regulatory capital requirements in Note 17 to the consolidated financial statements in Item 8 for a detailed discussion of dividend payment restrictions.

        The following table shows recent dividends that have been paid on our common stock during the periods indicated giving retroactive effect to our recent 1,000-for-1 stock split. The annual and year to date aggregate amounts set forth below were paid on a quarterly basis during the period indicated.

Year	Amount Per Share
2017	$.21
2016	$.19
2015	$.15

  Issuer Purchases of Equity Securities

        There has been no repurchases of our common stock either on the open market or by private transaction during the quarter ended December 31, 2017.

  Equity Compensation Plan Information

        Information regarding the securities authorized for issuance under our equity compensation plan will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2017 and is incorporated herein by reference.

  Performance Graph

        Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed "filed" with the SEC or "soliciting material" under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

        The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Composite Index and the SNL U.S. Thrift ($1b-$5b) index during the period commencing on November 17, 2017, the initial trading day of our common stock, and ending on December 31, 2017. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth summary consolidated financial and operating data as of the dates and for the periods indicated. The summary financial data as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, except for selected ratios, were derived from our audited consolidated financial statements and related notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The summary financial data as of and for the year ended December 31, 2014, except for selected ratios, were derived from our unaudited consolidated financial statements and related notes that are not included in this report. The consolidated financial data, set forth below, have been retrospectively adjusted for a merger of an entity that occurred in April 2017 that was under common control for all the periods presented. Also, all share and per share amounts have been retroactively adjusted, where applicable, to reflect the stock split that occurred on September 11, 2017.

        These historical results are not necessarily indicative of results to be expected for any future period. The summary consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014
Statements of Income Data:
Interest income
Interest and fees on loans	$120,701	$89,566	$65,111	$51,302
Interest and dividends on investment securities	1,890	1,180	796	663
Other interest	157	57	43	47

Total interest income	122,748	90,803	65,950	52,012

Interest expense
Interest on deposits	17,570	11,428	6,526	4,983
Interest on Federal Home Loan Bank borrowings	3,795	2,439	1,539	928
Interest on subordinated notes and other	4,070	1,978	43	—

Total interest expense	25,435	15,845	8,108	5,911

Net interest income	97,313	74,958	57,842	46,101
Provision for loan losses	2,700	1,280	525	(1,400)

Net interest income after provision for loan losses	94,613	73,678	57,317	47,501
Total non-interest income	16,596	15,381	8,373	6,472
Total non-interest expense	40,761	32,610	27,892	24,475

Income before income taxes	70,448	56,449	37,798	29,498
Income tax expense	32,471	23,215	15,287	11,775

Net income	$37,977	$33,234	$22,511	$17,723

Income per share, basic and diluted	$0.82	$0.73	$0.49	$0.36
Weighted average common shares outstanding, basic and diluted	46,219,367	45,271,000	46,148,000	48,829,000
Cash dividends per share	$0.21	$0.19	$0.15	$—

	As of December 31,
	2017	2016	2015	2014
Period End Balance Sheet Data:
Investment securities available for sale	$126,848	$75,606	$46,678	$32,559
Loans, net of allowance for loan losses	2,594,357	1,982,439	1,575,802	1,136,078
Allowance for loan losses	18,457	14,822	10,984	10,015
Total assets	2,961,958	2,163,601	1,712,008	1,241,963
Noninterest-bearing deposits	73,682	59,231	44,298	29,626
Interest-bearing deposits	2,171,428	1,555,914	1,185,462	923,608
Federal Home Loan Bank borrowings	338,000	308,198	326,437	148,085
Subordinated notes, net	64,889	49,338	—	—
Total liabilities	2,688,660	2,001,329	1,575,730	1,115,076
Total shareholders' equity	273,298	162,272	136,278	126,887

	As of and for the Year Ended December 31,
	2017	2016	2015	2014
Performance Ratios:
Return on average assets	1.54%	1.73%	1.59%	1.60%
Return on average shareholders' equity	20.25	22.06	17.09	15.04
Return on average tangible common equity(1)	20.37	22.29	17.35	15.36
Yield on earning assets	5.11	4.86	4.80	4.88
Cost of average interest-bearing liabilities	1.18	0.94	0.66	0.62
Net interest spread	3.93	3.92	4.14	4.26
Net interest margin	4.05	4.01	4.21	4.33
Efficiency ratio(2)	36	36	42	47
Capital Ratios:
Regulatory and Other Capital Ratios—Consolidated:
Tangible common equity to tangible assets(1)	9.20%	7.44%	7.86%	10.05%
Tier 1 (core) capital to risk-weighted assets	15.53	12.22	12.90	15.53 (3)
Tier 1 (core) capital to adjusted tangible assets	9.83	7.74	8.42	9.77 (3)
Common Tier 1 (CET 1)	15.53	12.22	12.90	15.53 (3)
Total adjusted capital to risk-weighted assets	20.28	17.07	13.94	16.74 (3)
Regulatory and Other Capital Ratios—Bank:
Tier 1 (core) capital to risk-weighted assets	13.71	14.61	12.76	14.61
Tier 1 (core) capital to adjusted tangible assets	8.68	9.26	8.33	9.19
Common Tier 1 (CET 1)	13.71	14.61	12.76	14.61
Total capital to risk-weighted assets	14.76	15.73	13.80	15.82
Credit Quality Data:
Nonperforming loans(4)	$783	$565	$1,167	$1,643
Nonperforming loans to total loans(4)	0.03%	0.03%	0.07%	0.14%
Nonperforming assets(5)	$3,777	$3,599	$7,110	$6,373
Nonperforming assets to total assets(5)	0.13%	0.17%	0.42%	0.51%
Allowance for loan losses to total loans	0.71%	0.74%	0.69%	0.87%
Allowance for loan losses to nonperforming loans(4)	2,357%	2,623%	941%	610%
Net charge offs (recoveries) to average loans	(0.03)%	(0.14)%	(0.03)%	(0.12)%

(1)
Return on average tangible common equity and tangible common equity to tangible assets ratio are Non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable U.S. GAAP measure.

(2)
Efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(3)
Sterling Bancorp was not required to comply with regulatory and other capital ratios for periods ending prior to January 1, 2015 but has included such ratios for informational purposes.

(4)
Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

(5)
Nonperforming assets include nonperforming loans and loans modified under troubled debt restructurings and other repossessed assets.

Non-GAAP Financial Measures

        Some of the financial measures included in this Annual Report on Form 10-K are not measures of financial performance recognized by U.S. GAAP. These non-GAAP financial measures include return on average tangible common equity and tangible common equity to tangible assets ratio. Our management uses these non-GAAP financial measures in its analysis of our performance.

Return on Average Tangible Common Equity

        Management measures return on average tangible common equity to assess the Company's capital strength and business performance. Average tangible equity excludes the effect of intangible assets. This non-GAAP financial measure should not be considered a substitute for those comparable measures that are similarly titled that are determined in accordance with U.S. GAAP that may be used by other companies. The following table reconciles average shareholders' equity on a U.S. GAAP basis to average tangible common equity to arrive at our return on average tangible common equity:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014
Net income	$37,977	$33,234	$22,511	$17,723
Average shareholders' equity	187,542	150,666	131,739	117,875
Adjustments
Customer-related intangible	(1,125)	(1,575)	(2,025)	(2,475)

Average tangible common equity	$186,417	$149,091	$129,714	$115,400

Return on average tangible common equity	20.37%	22.29%	17.35%	15.36%

Tangible Common Equity to Tangible Assets Ratio

        The tangible common equity to tangible assets ratio is a non-GAAP measure that is generally used by financial analysts and investment bankers to evaluate capital adequacy. We calculate (i) tangible common equity as total shareholders' equity less intangible assets and (ii) tangible assets as total assets less intangible assets. This non-GAAP financial measure should not be considered a substitute for those comparable measures that are similarly titled that are determined in accordance with U.S. GAAP that may be used by other companies. The following table reconciles shareholders' equity on a U.S. GAAP basis to tangible common equity and total assets on a U.S. GAAP basis to tangible assets to arrive at our tangible common equity to tangible assets ratio:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014
Tangible common equity:
Total shareholders' equity	$273,298	$162,272	$136,278	$126,887
Adjustments
Customer-related intangible	(900)	(1,350)	(1,800)	(2,250)

Tangible common equity	$272,398	$160,922	$134,478	$124,637

Tangible assets:
Total assets	$2,961,958	$2,163,601	$1,712,008	$1,241,963
Adjustments
Customer-related intangible	(900)	(1,350)	(1,800)	(2,250)

Tangible assets	$2,961,058	$2,162,251	$1,710,208	$1,239,713

Tangible common equity to tangible assets ratio	9.20%	7.44%	7.86%	10.05%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "might," "should," "could," "predict," "potential," "believe," "expect," "attribute," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "goal," "target," "outlook," "aim," "would," "annualized" and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

        The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

  •
  Our concentration in residential mortgage loans exposes us to risks from certain conditions in our market;

  •
  Strong competition within our market areas with respect to our products and pricing may limit our growth and profitability;

  •
  A lack of liquidity could adversely affect our financial condition and results of operations resulting in regulatory limitations on the Company;

  •
  The value of our mortgage servicing rights can be volatile;

  •
  Operational risks resulting from a high volume of financial transactions and increased reliance on technology;

  •
  Failure to obtain external financing on favorable terms, or at all, in the future could materially and adversely impact our growth strategy and prospects;

  •
  Our ability to originate loans could be restricted by regulations;

  •
  Changes in the state of the general economy and the financial markets could adversely affect our results of operations;

  •
  Our credit risk may increase in our commercial, construction and residential loan portfolios;

  •
  Interest rate shifts may reduce net interest income, our profits and asset values, and otherwise negatively impact our financial condition and results of operations;

  •
  If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease;

  •
  If the secondary market for our mortgage loans were to contract significantly, our earnings profile would be negatively affected and our ability to manage our balance sheet could be materially and adversely affected; and

  •
  The highly regulated environment of the financial services industry and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in any of them.

        The foregoing factors should not be construed as an exhaustive list and should be read in conjunction with other cautionary statements that are included in this Annual Report on Form 10-K as well as the items set forth under the heading "Risk Factors". If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

        We are a unitary thrift holding company headquartered in Southfield, Michigan with our primary branch operations in San Francisco and Los Angeles, California. Through our wholly owned bank subsidiary, Sterling Bank and Trust, F.S.B., a qualified thrift lender, we offer a broad range of loan products to the residential and commercial markets, as well as retail and business banking services.

        Since 2013, we have grown organically at a compound annual growth rate of 30% while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In 2017, we opened a loan production office near Seattle, Washington and a branch in New York City. During the first half of 2018, we plan to open two additional branches in Southern California and one branch in Seattle and a loan production office in New York City, with the intent to eventually convert such office to a branch. As of December 31, 2017, the Company had total consolidated assets of $2.96 billion, total consolidated deposits of $2.25 billion and total consolidated shareholders' equity of $273 million.

        Total assets increased $798 million, or 36.9%, to $2.96 billion at December 31, 2017 from $2.16 billion at December 31, 2016, primarily as a result of loan growth. We continue to focus on the residential mortgage market, construction, and commercial real estate lending. Net loans increased $612 million, or 30.9%, to $2.59 billion at December 31, 2017 from $1.98 billion at December 31, 2016.

        Our net income increased $4.7 million, or 14.3%, to $38.0 million for the year ended December 31, 2017, primarily as a result of income from loan growth outpacing corresponding increases in expenses.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

        We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates, and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by loan segment.

        Commercial lines of credit, construction loans, and commercial real estate loans are individually evaluated for impairment based upon a quarterly systematic review utilizing among other components our internal risk rating system, similar to those employed by banking regulators. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

        Loans which have been modified resulting in a concession, and with respect to which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

        The general reserve component covers all non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; seasoning of loans where the borrower had limited credit history at origination; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

        The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion.

Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating. The classes identified by the Company in the residential real estate portfolio segment consist of residential first mortgages and residential second mortgages. Our residential first mortgages are further stratified by product and borrower characteristics.

        Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The classes identified by the Company in the commercial real estate portfolio segment consist of retail, multifamily, offices, hotels, industrial, gas stations, and other.

        The commercial lines of credit portfolio is comprised of loans to businesses such as sole proprietorships, partnerships, limited liability companies and corporations for the daily operating needs of the business. The risk characteristics of these loans vary based on the borrowers' business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured or unsecured. The classes identified by the Company in the commercial lines of credit portfolio segment consist of private banking loans and commercial & industrial ("C&I") lending.

        The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history.

Securities

        Securities generally must be classified as held to maturity, available for sale or trading. Held-to-maturity securities are principally debt securities that we have both the positive intent and ability to hold to maturity. Other securities, such as required investments in Federal Home Loan Bank stock are carried at cost. Trading securities are held primarily for sale in the near term to generate income. Securities that do not meet the definition of trading or held to maturity are classified as available for sale.

        The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Trading and available-for-sale securities are measured at fair value each reporting period. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of shareholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be other-than-temporary impairment, or OTTI. Investment securities that are classified as held to maturity are recorded at amortized cost, unless deemed to be OTTI.

        The fair value of securities is a critical accounting estimate. Changes in the fair value estimates that are likely to occur from period to period, or the use of different estimates that we could have reasonably used in the current period, could have a material impact on our financial position, results of operations or liquidity.

Discussion and Analysis of Financial Condition

        The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate:
Construction	$192,319	7%	$145,965	7%	$74,303	5%
1 - 4 family residential	2,132,641	82%	1,613,766	81%	1,281,022	81%
Commercial real estate	247,076	9%	200,754	10%	193,020	12%

Total real estate	2,572,036	98%	1,960,485	98%	1,548,345	98%
Commercial	40,749	2%	36,713	2%	38,351	2%
Consumer	29	0%	63	0%	90	0%

Total loans	2,612,814	100%	1,997,261	100%	1,586,786	100%
Allowance for loan losses	(18,457)		(14,822)		(10,984)

Loans, net	$2,594,357		$1,982,439		$1,575,802

	At December 31,
	2014		2013
	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate:
Construction	$44,383	4%	$44,814	5%
1 - 4 family residential	884,615	77%	657,445	73%
Commercial real estate	184,674	16%	180,242	20%

Total real estate	1,113,672	97%	882,501	98%
Commercial	32,275	3%	15,803	2%
Consumer	146	0%	213	0%

Total loans	1,146,093	100%	898,517	100%
Allowance for loan losses	(10,015)		(10,151)

Loans, net	$1,136,078		$888,366

        Loan Maturity.    The following table sets forth certain information at December 31, 2017 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

December 31, 2017	1 - 4 Family Residential	Commercial Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$4,609	$13,729	$156,395	$33,054	$29	$207,816
More than one to five years	7,308	29,688	35,924	6,991	—	79,911
More than five to ten years	11,443	197,160	—	704	—	209,307
More than ten years	2,109,281	6,499	—	—	—	2,115,780

Total	$2,132,641	$247,076	$192,319	$40,749	$29	$2,612,814

        The following table sets forth fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
1-4 family residential	$7,350	$2,120,682	$2,128,032
Commercial Real Estate	18,902	214,445	233,347
Construction	—	35,924	35,924
Commercial	1,299	6,396	7,695
Consumer	—	—	—

Total	$27,551	$2,377,447	$2,404,998

        The loan maturity dates set forth above include primarily adjustable rate loans. The table set forth below contains certain information with respect to the repricing dates included within our loan portfolio as of December 31, 2017:

December 31, 2017	1 - 4 Family Residential	Commercial Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts to adjust in:
Six months or less	$312,282	$7,801	$192,319	$39,441	$—	$551,843
More than 6 months through 12 months	642,814	10,625	—	—	—	653,439
More than 12 months through 24 months	286,762	43,308	—	—	—	330,070
More than 24 months through 36 months	381,535	42,769	—	—	—	424,304
More than 36 months through 60 months	401,171	111,898	—	—	—	513,069
More than 60 months	96,235	8,200	—	—	—	104,435
Fixed to Maturity	11,842	22,475	—	1,308	29	35,654

Total	$2,132,641	$247,076	$192,319	$40,749	$29	$2,612,814

        At December 31, 2017, $205 million, or 8.0%, of our adjustable interest rate loans were at their interest rate floor.

        Delinquent Loans.    The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	December 31, 2017			December 31, 2016			December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
1 - 4 family residential	$9,009	$392	$704	$416	$398	$427	$163	$—	$648
Commercial Real Estate	—	—	79	—	—	138	—	—	501
Construction	—	—	—	—	—	—	—	—	18
Commercial	—	—	—	—	227	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total delinquent loans	$9,009	$392	$783	$416	$625	$565	$163	$—	$1,167

	December 31, 2014			December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
1 - 4 family residential	$280	$41	$476	$383	$130	$631
Commercial Real Estate	—	—	1,035	789	—	1,242
Construction	—	—	132	—	—	155
Commercial	—	—	—	—	—	—
Consumer	—	—	—	75	—	—

Total delinquent loans	$280	$41	$1,643	$1,247	$130	$2,028

Nonperforming Assets.

        Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for economic or legal reasons related to the borrower's financial difficulties, for which we grant a concession to the borrower that we would not consider otherwise. At December 31, 2017 and 2016, we had one troubled debt restructuring in nonaccrual with a balance of $79,000 and $99,000, respectively. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2017 and 2016, we had $131,000 and $155,000, respectively, of accruing loans past due 90 days, which consisted primarily of government guaranteed loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.

        The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans(1):
1 - 4 family residential	$573	$272	$512	$153	$260
Commercial Real Estate	79	138	501	1,035	1,242
Construction	—	—	—	132	155
Commercial	—	—	18	—	—
Consumer	—	—	—	—	—

Total nonaccrual loans	652	410	1,031	1,320	1,657
Other real estate owned	—	—	1,280	6	226
Loans past due 90 days and still accruing	131	155	136	323	371
Troubled debt restructurings(2)	2,994	3,034	4,663	4,724	6,893

Total nonperforming assets	$3,777	$3,599	$7,110	$6,373	$9,147

Total loans	$2,612,814	$1,997,261	$1,586,786	$1,146,093	$898,517
Total assets	$2,961,958	$2,163,601	$1,712,008	$1,241,963	$983,982
Total nonaccrual loans to total loans	0.02%	0.02%	0.06%	0.12%	0.18%
Total nonperforming assets to total assets	0.13%	0.17%	0.42%	0.51%	0.93%

(1)
Loans are presented before the allowance for loan losses.

(2)
Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing

Allowance for Loan Losses.

        Please see "—Critical Accounting Policies and Estimates—Allowance for Loan Losses" for additional discussion of our allowance policy.

        The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management's assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

        The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of year	$14,822	$10,984	$10,015	$10,151	$9,875
Provision for loan losses	2,700	1,280	525	(1,400)	(700)
Charge offs:
1 - 4 family residential	(19)	(24)	(90)	(184)	(274)
Commercial Real Estate	—	—	(86)	—	(107)
Construction	—	—	—	—	(50)
Commercial	—	—	—	—	—
Consumer	—	—	—	—	(2)

Total charge offs	(19)	(24)	(176)	(184)	(433)
Recoveries:
1 - 4 family residential	$261	$117	$61	$61	$122
Commercial Real Estate	569	2,153	423	1,049	407
Construction	107	310	84	198	800
Commercial	—	—	50	100	53
Consumer	17	2	2	40	27

Total recoveries	954	2,582	620	1,448	1,409

Allowance at end of year	$18,457	$14,822	$10,984	$10,015	$10,151

Nonperforming loans and TDRs at end of period	$3,777	$3,599	$5,830	$6,367	$8,921
Total loans outstanding at end of period	$2,612,814	$1,997,261	$1,586,786	$1,146,093	$898,517
Average loans outstanding during period	$2,276,282	$1,783,234	$1,316,608	$1,021,080	$833,303
Allowance for loan losses to nonperforming loans and TDRs	489%	412%	188%	157%	114%
Allowance for loan losses to total loans at end of period	0.71%	0.74%	0.69%	0.87%	1.13%
Net charge offs (recoveries) to average loans outstanding during the period	(0.04)%	(0.14)%	(0.03)%	(0.12)%	(0.12)%

        Allocation of Allowance for Loan Losses.    The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2017		2016		2015
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
1 - 4 family residential	$12,279	82%	$11,863	81%	$8,192	81%
Commercial Real Estate	2,040	9%	915	10%	1,530	12%
Construction	2,218	7%	679	7%	317	5%
Commercial	469	2%	373	2%	392	2%
Consumer	1	0%	2	0%	2	0%
Unallocated	1,450	0%	990	0%	551	0%

Total	$18,457	100%	$14,822	100%	$10,984	100%

	At December 31,
	2014		2013
	(Dollars in thousands)
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
1 - 4 family residential	$4,350	77%	$3,502	73%
Commercial Real Estate	4,682	16%	5,019	20%
Construction	203	4%	453	5%
Commercial	235	3%	599	2%
Consumer	4	0%	5	0%
Unallocated	541	0%	573	0%

Total	$10,015	100%	$10,151	100%

        The allowance for loan losses as a percentage of loans was 0.71%, 0.74% and 0.69% as of December 31, 2017, 2016 and 2015, respectively. The decrease in the allowance percentage from December 31, 2016 to December 31, 2017 was primarily due to change in risk profile associated with the seasoning of loans originated in the greater Los Angeles market. Increases in both commercial real estate and construction allowance for loan losses in 2017 were warranted due to overall portfolio growth, property type concentrations, and trends in the risk rating of loans in these segments.

        The allowance for loan losses consists of general and allocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

        A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by us in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The measurement of an impaired loan is based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent.

        At December 31, 2017, 2016 and 2015, we had impaired loans of $3.3 million, $3.4 million and $7.5 million, respectively.

        Commercial real estate and construction loans, and commercial lines of credit are individually evaluated for impairment. Larger groups of smaller balance homogeneous loans, such as residential real estate and consumer, are collectively evaluated for impairment.

        Troubled debt restructurings are included in the impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

        Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with our loan policy, typically after 90 days of non-payment.

        All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Securities Portfolio

        The following table sets forth the amortized cost and estimated fair value of our available-for-sale investment securities portfolio at the dates indicated. Our investment securities portfolio has increased in recent years in conjunction with overall asset growth.

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
U.S. Treasury securities	$120,216	$120,042	$70,072	$70,040	$40,039	$40,014
Non-Agency collateralized mortgage obligations	1,953	2,008	2,411	2,462	2,970	3,048
Collateralized debt obligations	606	571	610	585	2,104	1,064
Other Securities	4,045	3,981	2,045	1,990	2,045	2,022
Equity Securities	246	246	529	529	530	530

Total	$127,066	$126,848	$75,667	$75,606	$47,688	$46,678

        At December 31, 2017 and 2016, we had no investments in a single company or entity, other than government and government agency securities, with an aggregate book value in excess of 10% of our shareholders' equity.

        We review the investment securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment (OTTI), we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

        At December 31, 2017 and 2016, securities in unrealized loss positions included U.S. Treasury securities, a Trust Preferred CDO, and a mutual fund. Because (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the investment securities and (iii) it is likely that we will not be required to sell the investment securities before their anticipated recovery, we do not consider the securities to be other-than-temporarily impaired at December 31, 2017 and 2016.

        No investment securities related impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015.

        Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2017, are summarized in the following table. Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2017(1)
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield
	(Dollars in thousands)
U.S. Treasuries	$120,216	1.34%	$—	—	$—	—	$—	—	$120,216	1.34%
Non-Agency collateralized mortgage obligations	—	—	—	—	807	2.94%	1,146	4.49%	1,953	3.84%
Collateralized debt obligations	—	—	—	—	—	—	606	3.85%	606	3.85%

Total investment securities available for sale	$120,216	1.34%	$—	—	$807	2.94%	$1,752	4.27%	$122,775	1.39%

(1)
This table does not include other securities and equity securities due to lack of stated maturity.

Deposits

        Total deposits increased $630 million, or 39.0%, to $2.24 billion at December 31, 2017 from $1.61 billion at December 31, 2016, primarily as a result of strong growth in our money market and certificates of deposit products. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposits greater than $250,000 and brokered deposits. Core deposits totaled $1.98 billion at December 31, 2017, or 88.0% of total deposits at that date. Brokered deposits totaled $156 million at December 31, 2017, up from $75 million at December 31, 2016.

        Total deposits increased $385 million, or 31.3%, to $1.61 billion at December 31, 2016 from $1.23 billion at December 31, 2015, primarily as the result of the growth in the Los Angeles market and our competitive money market rates. Core deposits totaled $1.46 billion at December 31, 2016, or 90.6% of total deposits at that date. Brokered deposits totaled $75 million at December 31, 2016, down from $82 million at December 31, 2015.

        The following tables set forth the distribution of average deposits by account type at the dates indicated.

	Year Ended December 31,
	2017			2016			2015
	Avg Balance	Percent	Avg Rate	Avg Balance	Percent	Avg Rate	Avg Balance	Percent	Avg Rate
	(Dollars in thousands)
Demand	$69,407	3.7%	0.00%	$54,026	3.8%	0.00%	$35,262	3.3%	0.00%
Savings, NOW and Money Market	1,333,043	71.0%	0.90%	946,528	66.6%	0.78%	688,294	64.7%	0.55%
Time	476,303	25.3%	1.17%	421,228	29.6%	0.95%	340,614	32.0%	0.80%

Total deposits	$1,878,753	100.0%	0.94%	$1,421,782	100.0%	0.80%	$1,064,170	100.0%	0.61%

        As of December 31, 2017, the aggregate amount of our certificates of deposit in amounts greater than or equal to $100,000 was approximately $493 million. The following table sets forth the maturity of these certificates as of December 31, 2017:

December 31, 2017
(In thousands)
Maturing Period:
Three months or less	$106,175
Over three months through six months	48,217
Over six months through twelve months	173,515
Over twelve months	165,040

Total certificates of deposit	$492,947

Borrowings

        At December 31, 2017, we had the ability to borrow a total of $745 million from Federal Home Loan Bank, including an available line of credit with Federal Home Loan Bank of $50 million. At December 31, 2017, we also had available credit lines with four additional banks for $60 million. Outstanding borrowings on December 31, 2017 with the FHLB totaled $338 million, and there were no amounts outstanding with the aforementioned additional bank lines. In addition, between April and September 2016, we sold $50 million in aggregate principal amount of our Fixed to Floating Subordinated Notes due April 15, 2026 (the "Subordinated Notes"), and an additional $15 million in August 2017, of which $65 million remained outstanding as of December 31, 2017.

        At December 31, 2016, we had the ability to borrow a total of $626 million from Federal Home Loan Bank including an available line of credit with Federal Home Loan Bank of $50 million. At December 31, 2016, we also had available credit lines with three additional banks for $35 million. Outstanding borrowings on December 31, 2016 with the FHLB totaled $308 million, and there were no amounts outstanding with the aforementioned additional bank lines. At December 31, 2016, $50 million in principal amount remained outstanding under the Subordinated Notes.

        In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds for one-to-two-week period. The following table sets forth information on our short-term FHLB borrowings during the periods presented:

	As of and for the year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Outstanding at period-end	$148,000	$103,198	$261,437
Average amount outstanding	98,615	190,502	141,471
Maximum amount outstanding at any month-end	154,312	257,343	261,437
Weighted average interest rate:
During period	1.09%	0.52%	0.40%
End of period	1.51%	0.78%	0.53%

Shareholders' Equity

        Total shareholders' equity increased $111 million, or 68.4% to $273.3 million at December 31, 2017, from $162.3 million at December 31, 2016. The increase for the year ended December 31, 2017 was primarily due to $85.5 million of net proceeds from our IPO, with the remainder resulting from an increase in retained earnings.

        Total shareholders' equity increased approximately $26.0 million, or 19.1%, to $162.3 million at December 31, 2016, from $136.3 million at December 31, 2015. The increase for the year ended December 31, 2016 was primarily a result of an increase in retained earnings.

Average Balance Sheet and Related Yields and Rates

        The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the year ended December 31, 2017, 2016 and 2015. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets
Loans	$2,276,282	$120,701	5.30%	$1,783,234	$89,566	5.02%	$1,316,608	$65,111	4.95%
Securities, includes restricted stock	113,847	1,890	1.66%	78,043	1,180	1.51%	53,596	796	1.49%
Other interest earning assets	14,300	157	1.10%	5,802	57	0.98%	3,622	43	1.19%

Total interest earning assets	2,404,429	122,748	5.11%	1,867,079	90,803	4.86%	1,373,826	65,950	4.80%

Noninterest earning assets
Cash and due from banks	9,965			7,822			6,454
Other assets	46,886			42,749			39,902

Total average assets	$2,461,280			$1,917,650			$1,420,182

Interest-bearing liabilities
Savings, NOW, Money Markets	$1,333,043	$11,985	0.90%	$946,528	$7,417	0.78%	$688,294	$3,800	0.55%
Time deposits	476,303	5,585	1.17%	421,228	4,011	0.95%	340,614	2,726	0.80%

Total deposits	1,809,346	17,570	0.97%	1,367,756	11,428	0.84%	1,028,908	6,526	0.63%
FHLB borrowings	299,719	3,795	1.27%	290,096	2,439	0.84%	205,914	1,539	0.75%
Subordinated notes	55,315	4,070	7.36%	27,185	1,978	7.28%	863	43	5.00%

Total borrowings	355,034	7,865	2.22%	317,281	4,417	1.39%	206,777	1,582	0.77%

Total interest-bearing liabilities	2,164,380	25,435	1.18%	1,685,037	15,845	0.94%	1,235,685	8,108	0.66%

Noninterest bearing liabilities
Demand deposits	69,407			54,026			35,262
Other liabilities	39,952			27,921			17,496

Total noninterest bearing liabilities	109,359			81,947			52,758

Shareholders' equity	187,541			150,666			131,739

Total average liabilities and equity	$2,461,280			$1,917,650			$1,420,182

Net interest income and spread		$97,313	3.93%		$74,958	3.92%		$57,842	4.14%

Net interest margin			4.05%			4.01%			4.21%

(1)
Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

(2)
Interest income does not include taxable equivalent adjustments.

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest-bearing liabilities for the periods indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior period's rate), (2) changes attributable to rate (change in rate multiplied by the prior year's volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	Year Ended December 31, 2017 vs 2016			Year Ended December 31, 2016 vs 2015
	Increase (Decrease) due to			Increase (Decrease) due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest earned on:
Loans	$25,912	$5,223	$31,135	$23,422	$1,033	$24,455
Securities, includes restricted stock	585	125	710	369	15	384
Interest earning cash	92	8	100	20	(6)	14

Total interest income	26,589	5,356	31,945	23,811	1,042	24,853

Interest paid on:
Saving/Now/Money Markets	3,357	1,211	4,568	1,708	1,909	3,617
Time deposits	568	1,006	1,574	713	572	1,285

Total deposits	3,925	2,217	6,142	2,421	2,481	4,902
FHLB borrowings and subordinated notes	2,153	1,295	3,448	1,119	1,716	2,835

Total interest expense	6,078	3,512	9,590	3,540	4,197	7,737

Change in net interest income	$20,511	$1,844	$22,355	$20,271	$(3,155)	$17,116

Results of Operations for the Years Ended December 31, 2017 and 2016

        General.    Net income increased $4.7 million, or 14.3%, to $38.0 million for the year ended December 31, 2017. The increase resulted primarily from increased net interest income with average earning assets increasing $537 million, or 28.8% to $2.40 billion at December 31, 2017 from $1.87 billion at December 31, 2016. This increase was offset in part by increased operating expenses to support the balance sheet growth, expenses associated with our initial public offering and public company status, and $3.3 million of additional income tax expense related to the remeasurement of the net deferred tax asset as a result of the Tax Cuts and Jobs Act (H.R. 1).

        Interest Income.    Interest income increased $31.9 million, or 35.2%, to $122.7 million for the year ended December 31, 2017 from $90.8 million for the year ended December 31, 2016 primarily due to an increase in loans. The increase in interest income on loans was due to average outstanding loans increasing $493 million, or 27.7% to $2.28 billion for the year ended December 31, 2017 from $1.78 billion for the year ended December 31, 2016. The average rate collected on loans increased 28 basis points, or 5.6%, to 5.30% for the year ending December 31, 2017 from 5.02% for the year ended December 31, 2016.

        Interest Expense.    Interest expense increased $9.6 million, or 60.8%, to $25.4 million for the year ended December 31, 2017 from $15.8 million for the year ended December 31, 2016, primarily as a result of deposit growth, an increase in average rate on interest-bearing deposits, and an increase in the balance and the average rate of our borrowings. The average rate we paid on interest-bearing deposits increased 13 basis points to 0.97% for the year ended December 31, 2017 from 0.84% for the year ended December 31, 2016. Our average balance of interest-bearing deposits increased $442 million, or 32.3%, to $1.81 billion for the year ended December 31, 2017 from $1.37 billion for the year ended

December 31, 2016. The average rate paid on borrowings increased 83 basis points to 2.22% for the year ended December 31, 2017 from 1.39% for the year ended December 31, 2016 due to the increase in subordinated debt and increase in borrowing rates at the FHLB. Our average balance of borrowings increased $38 million, or 11.9%, to $355 million for the year ended December 31, 2017 from $317 million for the year ended December 31, 2016.

        Net Interest Income.    Net interest income increased $22.3 million, or 29.7%, to $97.3 million for the year ended December 31, 2017 from $75.0 million for the year ended December 31, 2016. Our net interest rate spread increased 1 basis points to 3.93% for the year ended December 31, 2017 from 3.92% for the year ended December 31, 2016, while our net interest margin increased 4 basis points to 4.05% for the year ended December 31, 2017 from 4.01% for the year ended December 31, 2016. The average yield we earned on interest earning assets increased 25 basis points to 5.11% and the average rate we paid on interest-bearing liabilities increased by 24 basis points to 1.18%.

        Provision for Loan Losses.    Our provision for loan losses was $2.7 million for the year ended December 31, 2017 compared to $1.3 million for the year ended December 31, 2016. The provisions recorded resulted in an allowance for loan losses of $18.5 million, or 0.71% of total loans at December 31, 2017, compared to $14.8 million, or 0.74% of total loans at December 31, 2016. Higher provision expense was warranted during 2017 due to our entrance into new lending markets and in order to adequately provide for loan growth.

        Non-interest Income.    Non-interest income information is as follows:

	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Non-interest Income
Service charges and fees	$2,341	$1,341	$1,000	74.6%
Investment management and advisory fees	2,338	3,209	(871)	(27.1)%
Net gains (losses) on sale of investment securities available for sale	119	(898)	1,017	100.0%
Gain on sale of other real estate owned, net	—	31	(31)	(100.0)%
Gain (loss) on sale of mortgage loans held for sale	(381)	1,541	(1,922)	(124.7)%
Gain on sale of portfolio loans	10,062	8,016	2,046	25.5%
Income on cash surrender value of bank-owned life insurance	1,175	1,166	9	0.8%
Other income	942	975	(33)	(3.4)%

Total non-interest income	$16,596	$15,381	$1,215	7.9%

        Service charges and fees have increased primarily due to growth in loan originations. Gain on portfolio loan sales increased $2.0 million, or 25.5% for the year ended December 31, 2017. Investment advisory fees declined due to the loss of a portion of the investment assets of a large institutional client of our investment management subsidiary prior to being acquired by the Company. Gain on sale of mortgage loans declined due primarily to purchase and subsequent sale of CRA-qualifying loans at a loss during the year ended December 31, 2017. The Company elected to purchase CRA-qualifying loans to supplement its portfolio of loans to low- and moderate-income buyers, which is particularly important as it expands into new market areas.

        Non-interest Expense.    Non-interest expense information is as follows:

	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$23,778	$17,812	$5,966	33.5%
Occupancy and equipment	5,986	4,891	1,095	22.4%
Professional fees	1,673	1,466	207	14.1%
Advertising and marketing	1,025	1,449	(424)	(29.3)%
FDIC assessments	1,296	990	306	30.9%
Data processing	1,059	986	73	7.4%
Other	5,944	5,016	928	18.5%

Total non-interest expense	$40,761	$32,610	$8,151	25.0%

        Salaries and employee benefits increased primarily as a result of the addition of 99 full-time equivalent employees during the year ended December 31, 2017 to support balance sheet and overall growth. The significant increase in employees may cause an increase in our efficiency ratio in the near term. FDIC assessments increased during 2017 due to a corresponding increase in the Bank's assessment base.

        Income Tax Expense.    We recorded an income tax expense of $32.5 million for the year ended December 31, 2017, reflecting an effective tax rate of 46.1%, compared to $23.2 million for the year ended December 31, 2016, reflecting an effective tax rate of 41.1%. The increase in the effective tax rate was due primarily to $3.3 million of additional income tax expense related to the remeasurement of the net deferred tax asset as a result of the Tax Cuts and Jobs Act (H.R. 1). Among other items, H.R.1 reduces the federal corporate tax rate to 21% effective January 1, 2018.

Results of Operations for the Years Ended December 31, 2016 and 2015

        General.    Net income increased $10.7 million or 47.6%, to $33.2 million for the year ended December 31, 2016 from $22.5 million for the year ended December 31, 2015. The increase resulted from a $17.1 million increase in net interest income and a $7.0 million increase in non-interest income, which were partially offset by a $4.7 million increase in non-interest expense.

        Interest and Dividend Income.    Interest and dividend income increased $24.9 million, or 37.7%, to $90.8 million for the year ended December 31, 2016 from $66.0 million for the year ended December 31, 2015. The increase was driven by an increase in interest and fees on loans, which increased $24.5 million, or 37.6%, to $89.6 million for the year ended December 31, 2016 from $65.1 million for the year ended December 31, 2015.

        The increase in interest income on loans was due to an increase in average balance of loans of $467 million, or 35.4%, to $1.78 billion for the year ended December 31, 2016 from $1.32 billion for the year ended December 31, 2015. This increase was due to our continued focus on growing residential loans, construction loans and commercial real estate loans.

        Interest Expense.    Interest expense increased $7.7 million, or 95.4%, to $15.8 million for the year ended December 31, 2016 from $8.1 million for the year ended December 31, 2015, caused by both rate and volume increases. The average rate paid on interest-bearing liabilities increased 28 basis points to 0.94% for the year ended December 31, 2016 from 0.66% for the year ended December 31, 2015. Our average balance of interest-bearing liabilities increased $449 million or 36.3% to $1.69 billion for the year ended December 31, 2016 from $1.24 billion for the year ended December 31, 2015.

        Net Interest Income.    Net interest income increased $17.1 million, or 29.6%, to $75.0 million for the year ended December 31, 2016 from $57.8 million for the year ended December 31, 2015. Our net interest rate spread decreased 22 basis points to 3.92% for the year ended December 31, 2016 from 4.14% for the year ended December 31, 2015, while our net interest margin decreased 20 basis points to 4.01% for the year ended December 31, 2016 from 4.21% for the year ended December 31, 2015. Although the average rate paid on interest-bearing liabilities increased by 28 basis points to 0.94%, the interest earned on interest earning assets also increased 6 basis points to 4.86%.

        Provision for Loan Losses.    Our provision for loan losses was $1.3 million for the year ended December 31, 2016 compared to $0.5 million for the year ended December 31, 2015. Higher provision expense was warranted during 2016 in order to adequately provide for the loan growth. The provisions recorded resulted in an allowance for loan losses of $14.8 million, or 0.74% of total loans at December 31, 2016, compared to $11.0 million, or 0.69% of total loans at December 31, 2015.

        Non-interest Income.    Non-interest income information is as follows:

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Non-interest Income
Service charges and fees	$1,341	$1,101	$240	21.8%
Investment management and advisory fees	3,209	3,378	(169)	(5.0)%
Investment securities losses, net	(898)	—	(898)	(100)%
Gain on sale of other real estate owned, net	31	102	(71)	(69.6)%
Gain on sale of mortgage loans	1,541	1,551	(10)	(0.6)%
Gain on sale of portfolio loans	8,016	658	7,358	1118.2%
Income on cash surrender value of bank-owned life insurance	1,166	1,159	7	0.6%
Other income	975	424	551	130.0%

Total non-interest income	$15,381	$8,373	$7,008	83.7%

        Service charges and fees have increased due to growth in loan originations. The increase in Other income was primarily due to growth in our mortgage servicing portfolio. Gain on sale of portfolio loans increased $7.4 million due to higher sales volume during 2016. The disposition of a nonperforming trust preferred security during 2016 resulted in a $0.9 million loss.

        Non-interest Expense.    Non-interest expense information is as follows:

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Non-interest Expense
Salaries and employee benefits	$17,812	$15,772	$2,040	12.9%
Occupancy and equipment	4,891	4,430	461	10.4%
Professional fees	1,466	1,219	247	20.3%
Advertising and marketing	1,449	773	676	87.5%
FDIC assessments	990	725	265	36.6%
Data processing	986	876	110	12.6%
Other	5,016	4,097	919	22.4%

Total non-interest expense	$32,610	$27,892	$4,718	16.9%

        Salaries and employee benefits increased for the year ended December 31, 2016 from the year ended December 31, 2015 primarily due to additional staffing to support balance sheet and income growth.

        Income Tax Expense.    We recorded income tax expense of $23.2 million for the year ended December 31, 2016, reflecting an effective tax rate of 41.1%, compared to $15.3 million, or 40.4%, for the year ended December 31, 2015.

Liquidity and Capital Resources

        In November 2017, the Company completed its initial public offering ("IPO") whereby it issued and sold 7,692,308 shares of common stock at a public offering price of $12.00 per share. The Company received net proceeds of $85.5 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of $1.3 million. The Company plans to use the proceeds to support the Bank's current growth, its future growth initiatives or selected acquisition activity.

        Liquidity is the ability to meet current and future financial obligations when they come due. In addition to the cash received from our offering, our primary sources of funds consist of deposit inflows, loan repayments and FHLB borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

        We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short-term securities.

        Our most liquid assets are cash and due from banks and U.S. Treasury and Agency securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017 and 2016, cash and due from banks totaled $40.1 million and $22.1 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $126.8 million at December 31, 2017 and $75.6 million at December 31, 2016.

        At December 31, 2017, we had the ability to borrow a total of $745 million from Federal Home Loan Bank including an available line of credit with Federal Home Loan Bank of $50 million. At December 31, 2017, we also had available credit lines with four additional banks for $60 million. Outstanding borrowings on December 31, 2017 with the FHLB totaled $338 million, and there were no amounts outstanding with the aforementioned additional bank lines.

        We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank, our bank lines of credit, or obtain additional funds through brokered certificates of deposit.

        At December 31, 2017, we had $426 million in loan commitments outstanding. We also had $70,000 in standby letters of credit at December 31, 2017. At December 31, 2016, we had $242 million in loan commitments outstanding. We also had $72,000 in standby letters of credit at December 31, 2016.

        Certificates of deposit due within one year of December 31, 2017 totaled $427 million, or 19% of total deposits. Total certificates of deposit were $663 million, or 30%, of total deposits. Certificates of deposit due within one year of December 31, 2016 totaled $361 million, or 22% of total deposits. Total certificates of deposit at December 31, 2016 were $436 million, or 27% of total deposits.

        Our primary investing activities are the origination of loans and to a lesser extent, the purchase of securities. During the year ended December 31, 2017, we originated $1.69 billion of loans and purchased $228.6 million of securities. During the year ended December 31, 2016, we originated $1.21 billion of loans and purchased $93.9 million of securities.

        Financing activities consist primarily of activity in deposit accounts. We experienced net increases in total deposits of $630.0 million and $385.4 million for the years ended December 31, 2017 and 2016, respectively. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. The high level of liquid accounts is expected to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth. In addition, we issued $50 million in subordinated notes in the year ended December 31, 2016, and an additional $15 million of subordinated notes in August of 2017.

        We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $308 million and $287 million in proceeds from the sale of loans in the year ended December 31, 2017 and 2016, respectively.

        The Company and Sterling Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At December 31, 2017 and 2016, each of the Company and Sterling Bank exceeded all applicable regulatory capital requirements, and the Bank was considered "well capitalized" under regulatory guidelines. See Note 17 of the Notes to the Consolidated Financial Statements for additional information.

        The following tables present our capital ratios as of the indicated dates for the Company and Sterling Bank.

	Well Capitalized	Company Actual at December 31, 2017	Company Actual at December 31, 2016
Total adjusted capital to risk-weighted assets	N/A	20.28%	17.07%
Tier 1 (core) capital to risk-weighted assets	N/A	15.53%	12.22%
Tier 1 (core) capital to adjusted tangible assets	N/A	9.83%	7.74%
Common Tier 1 (CET 1)	N/A	15.53%	12.22%

	Well Capitalized	Bank Actual at December 31, 2017	Bank Actual at December 31, 2016
Total adjusted capital to risk-weighted assets	10.00%	14.76%	15.73%
Tier 1 (core) capital to risk-weighted assets	8.00%	13.71%	14.61%
Tier 1 (core) capital to adjusted tangible assets	5.00%	8.68%	9.26%
Common Tier 1 (CET 1)	6.50%	13.71%	14.61%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	20.28%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	15.53%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	9.83%
Common Tier 1 (CET 1)	N/A	4.50%	3.00%	15.53%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	14.76%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	13.71%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	8.68%
Common Tier 1 (CET 1)	6.50%	4.50%	3.00%	13.71%

        Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. When fully phased in on January 1, 2019, the Basel Rules will require the Company to maintain a 2.5% "capital conservation buffer" on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Contractual Obligations and Off-Balance Sheet Arrangements

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2017. Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

Contractual Maturities as of December 31, 2017
	Less Than One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Short-term FHLB advances and other	$148,000	$—	$—	$—	$148,000
Long-term FHLB advances	—	22,000	168,000	—	190,000
Subordinated notes(1)				65,000	65,000
Operating lease obligations	3,906	7,859	5,784	9,880	27,429
Time deposits	427,148	204,531	31,793	—	663,472
Projected interest payments on debt	6,854	13,451	10,411	6,586	37,302

Total	$585,908	$247,841	$215,988	$81,466	$1,131,203

(1)
Subordinated notes above excludes unamortized debt issuance costs of $699 and unamortized premium of $589.

        Off-Balance Sheet Arrangements.    We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

        For further information, see Note 16 to the audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Recently Issued Accounting Guidance

        See Note 2 to our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

Effect of Inflation and Changing Prices

        The consolidated financial statements and related financial data included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        General.    The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Asset Liability Committee of our board of directors has oversight of our asset and liability management function, which is implemented and managed by our Management Asset Liability Committee. Our Management Asset Liability Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to product offering rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

        We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

        Net Interest Income Simulation.    We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest income. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

        The following table presents the estimated changes in net interest income of Sterling Bank, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2017 and 2016. The tables below demonstrate that for the initial twelve-month period after an immediate and parallel rate shock we are liability sensitive in a rising interest rate environment.

	At December 31,
	2017		2016
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	88,051	(25.0)%	61,090	(30.8)%
300	97,204	(17.2)%	69,258	(21.6)%
200	105,213	(10.4)%	76,488	(13.4)%
100	111,634	(4.9)%	82,975	(6.0)%
0	117,408		88,288
–100	118,818	1.2%	89,470	1.3%

        Our net interest income interest rate sensitivity is affected by the time periods in which our adjustable rate loans reprice. Our adjustable loans reprice in an average of two years with 96% repricing within the next five years.

        Economic Value of Equity Simulation.    We also analyze our sensitivity to changes in interest rates through an economic value of equity ("EVE") model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 basis points from current market rates.

        The following table presents the estimated changes in EVE of Sterling Bank, calculated on a bank-only basis, which would result from changes in market interest rates as of December 31, 2017 and 2016.

	At December 31,
	2017		2016
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	373,010	(10.3)%	244,257	(23.0)%
300	399,470	(3.9)%	275,902	(13.0)%
200	415,216	(0.2)%	298,374	(5.9)%
100	421,089	1.3%	312,805	(1.3)%
0	415,880		317,078
–100	381,348	(8.3)%	290,471	(8.4)%

        Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates, and actual results may also differ due to any actions taken in response to the changing rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the
Board of Directors of Sterling Bancorp, Inc.
Southfield, Michigan

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP
We have served as the Company's auditor since 2003.
Grand Rapids, Michigan
March 28, 2018

Sterling Bancorp, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2017	2016
Assets
Cash and due from banks	$40,147	$22,124
Investment securities available for sale, at fair value	126,848	75,606
Investment securities, restricted stock, at cost	22,950	18,360
Mortgage loans held for sale	112,866	4,714
Loans, net of allowance for loan losses of $18,457 and $14,822	2,594,357	1,982,439
Accrued interest receivable	11,493	8,169
Leasehold improvements and equipment, net	7,043	5,855
Cash surrender value of bank-owned life insurance	30,680	30,028
Deferred tax asset, net	6,847	9,516
Other assets	8,727	6,790

Total assets	$2,961,958	$2,163,601

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$73,682	$59,231
Interest-bearing deposits	2,171,428	1,555,914

Total deposits	2,245,110	1,615,145
Federal Home Loan Bank borrowings	338,000	308,198
Subordinated notes, net	64,889	49,338
Accrued expenses and other liabilities	40,661	28,648

Total liabilities	2,688,660	2,001,329
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, authorized 10,000,000 and 1,000,000 shares at December 31, 2017 and 2016, respectively; no shares issued and outstanding	—	—
Common stock, voting, no par value, authorized 500,000,000 and 490,000,000 shares at December 31, 2017 and 2016, respectively; issued and outstanding 52,963,308 and 40,199,000 shares at December 31, 2017 and 2016, respectively	111,238	22,863
Common stock, non-voting, no par value, authorized 10,000,000 shares; issued and outstanding 5,072,000 shares at December 31, 2016	—	2,885
Additional paid-in capital	12,416	15,118
Retained earnings	149,816	121,446
Accumulated other comprehensive loss	(172)	(40)

Total shareholders' equity	273,298	162,272

Total liabilities and shareholders' equity	$2,961,958	$2,163,601

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income
Interest and fees on loans	$120,701	$89,566	$65,111
Interest and dividends on investment securities	1,890	1,180	796
Other interest	157	57	43

Total interest income	122,748	90,803	65,950
Interest expense
Interest on deposits	17,570	11,428	6,526
Interest on Federal Home Loan Bank borrowings	3,795	2,439	1,539
Interest on subordinated notes and other	4,070	1,978	43

Total interest expense	25,435	15,845	8,108

Net interest income	97,313	74,958	57,842
Provision for loan losses	2,700	1,280	525

Net interest income after provision for loan losses	94,613	73,678	57,317
Non-interest income
Service charges and fees	2,341	1,341	1,101
Investment management and advisory fees	2,338	3,209	3,378
Net gains (losses) on sale of investment securities available for sale	119	(898)	—
Gain on sale of other real estate owned, net	—	31	102
Gain (loss) on sale of mortgage loans held for sale	(381)	1,541	1,551
Gain on sale of portfolio loans	10,062	8,016	658
Income on cash surrender value of bank-owned life insurance	1,175	1,166	1,159
Other income	942	975	424

Total non-interest income	16,596	15,381	8,373

Non-interest expense
Salaries and employee benefits	23,778	17,812	15,772
Occupancy and equipment	5,986	4,891	4,430
Professional fees	1,673	1,466	1,219
Advertising and marketing	1,025	1,449	773
FDIC assessments	1,296	990	725
Data processing	1,059	986	876
Other	5,944	5,016	4,097

Total non-interest expense	40,761	32,610	27,892

Income before income taxes	70,448	56,449	37,798
Income tax expense	32,471	23,215	15,287

Net income	$37,977	$33,234	$22,511

Income per share, basic and diluted	$0.82	$0.73	$0.49

Weighted average common shares outstanding, basic and diluted	46,219,367	45,271,000	46,148,000

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$37,977	$33,234	$22,511
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale arising during the year, net of income tax expense (benefit) of $(13), $23 and ($29) in 2017, 2016 and 2015, respectively	(26)	43	(55)
Less: reclassification adjustment for (gains) losses included in net income of ($119), $898 and $—, included in net gains (losses) on investment securities available for sales and tax effect of $41, ($314) and $— included in income tax expense in 2017, 2016 and 2015, respectively	(78)	584	—

Total other comprehensive income (loss)	(104)	627	(55)

Comprehensive income	$37,873	$33,861	$22,456

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Voting	Nonvoting
Balance at January 1, 2015	$27,607	$4,432	$14,192	$81,268	$(612)	$126,887
Net income	—	—	—	22,511	—	22,511
Capital contributions from controlling member of merged entity (Note 1)	—	—	226	—	—	226
Other comprehensive loss	—	—	—	—	(55)	(55)
Dividends distributed ($0.15 per share)	—	—	—	(7,000)	—	(7,000)
Repurchase of shares of common stock (Note 10)	(4,744)	(1,547)	—	—	—	(6,291)

Balance at December 31, 2015	22,863	2,885	14,418	96,779	(667)	136,278
Net income	—	—	—	33,234	—	33,234
Capital contributions from controlling member of merged entity (Note 1)	—	—	700	—	—	700
Other comprehensive income	—	—	—	—	627	627
Dividends distributed ($0.19 per share)	—	—	—	(8,567)	—	(8,567)

Balance at December 31, 2016	22,863	2,885	15,118	121,446	(40)	162,272
Reclassification of certain income tax effects (Note 2)	—	—	—	28	(28)	—
Net income	—	—	—	37,977	—	37,977
Exchange of 5,072,000 shares of non-voting common stock for 5,072,000 shares of voting common stock (Note 10)	2,885	(2,885)	—	—	—	—
Issuance of 7,692,308 shares of common stock, net of offering expenses of $6,818 (Note 1)	85,490	—	—	—	—	85,490
Capital contributions from controlling member of merged entity (Note 1)	—	—	218	—	—	218
Distribution to members of merged entity (Note 1)	—	—	(2,920)	—	—	(2,920)
Other comprehensive loss	—	—	—	—	(104)	(104)
Dividends distributed ($0.21 per share)	—	—	—	(9,635)	—	(9,635)

Balance at December 31, 2017	$111,238	$—	$12,416	$149,816	$(172)	$273,298

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$37,977	$33,234	$22,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,700	1,280	525
Deferred income taxes	2,669	(1,041)	(541)
Net (gains) losses on sale of investment securities available for sale	(119)	898	—
Amortization and (accretion), net, investment securities available for sale	40	33	(64)
Depreciation and amortization of leasehold improvements and equipment	1,191	1,058	1,120
Amortization of intangible asset	450	450	450
Gain on sale of other real estate owned	—	(31)	(108)
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(94,986)	(72,279)	(90,798)
Proceeds from the sale of mortgage loans held for sale	98,315	71,817	91,306
(Gain) loss on sale of mortgage loans held for sale	381	(1,541)	(1,551)
Gain on sale of portfolio loans	(10,062)	(8,016)	(658)
Increase in cash surrender value of bank-owned life insurance	(652)	(697)	(734)
Net change in servicing assets	1,607	625	244
Other	131	66	6
Change in operating assets and liabilities:
Accrued interest receivable	(3,324)	(2,107)	(1,669)
Other assets	(3,918)	(5,201)	(1,867)
Accrued expenses and other liabilities	12,013	10,156	6,321

Net cash provided by operating activities	44,413	28,704	24,493

Cash Flows From Investing Activities
Investment securities available for sale:
Maturities and principal receipts	80,890	66,359	49,707
Sales	96,432	596	—
Purchases	(228,643)	(93,871)	(63,846)
Purchases of investment securities, restricted stock	(4,590)	(1,235)	(7,703)
Redemptions of investment securities, restricted stock	—	—	3,228
Loans originated, net of repayments	(1,024,824)	(687,318)	(463,866)
Purchases of portfolio loans	—	—	(1,099)
Proceeds from the sale of portfolio loans	308,404	287,368	23,693
Purchase of leasehold improvements and equipment	(2,399)	(2,004)	(1,497)
Proceeds from the sale of other real estate owned	—	1,359	509

Net cash used in investing activities	(774,730)	(428,746)	(460,874)

Cash Flows From Financing Activities
Net increase in deposits	629,965	385,385	276,525
Proceeds from advances from Federal Home Loan Bank	4,541,000	5,004,000	1,574,800
Repayments of advances from Federal Home Loan Bank	(4,483,000)	(5,034,000)	(1,397,800)
Net change in line of credit with Federal Home Loan Bank	(28,198)	11,761	1,352
Proceeds from issuance of subordinated notes	15,611	50,000	—
Payment of debt issuance costs	(191)	(729)	—
Proceeds from issuance of shares of common stock, net of offering costs	85,490	—	—
Repurchase of shares of common stock	—	—	(6,291)
Capital contributions from controlling member of merged entity	218	700	226
Distribution to members of merged entity	(2,920)	—	—
Dividends paid to shareholders	(9,635)	(8,567)	(7,000)

Net cash provided by financing activities	748,340	408,550	441,812

Net increase in cash and due from banks	18,023	8,508	5,431
Cash and due from banks at beginning of period	22,124	13,616	8,185

Cash and due from banks at end of period	$40,147	$22,124	$13,616

Supplemental cash flows information
Cash paid:
Interest	$23,615	$14,594	$7,494
Income taxes	28,010	26,350	14,890
Noncash investing and financing activities:
Transfer from loans to other real estate owned	—	48	1,681
Transfers of residential real estate loans to mortgage loans held for sale	111,862	—	—

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

        Sterling Bancorp, Inc. (the "Company") is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly owned subsidiary, Sterling Bank and Trust, f.s.b. (the "Bank"). The Company's business is conducted through the Bank which was formed in 1984. The Bank originates construction, residential and commercial real estate loans, commercial lines of credit, and other consumer loans and receives deposits from its customers located primarily in California and Michigan. The Bank operates through a network of 26 branches; one branch at its headquarters and 24 branches located in San Francisco and Los Angeles, California and one branch located in New York, New York. Beginning in April 2017, the Bank's operations include a registered investment advisory business with assets held under management of $453 million at December 31, 2017.

        The Company is headquartered in Southfield, Michigan and its operations are in the financial services industry. Management evaluates the performance of its business based on one reportable segment, community banking.

        The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve ("Federal Reserve"). The Bank is a federally chartered stock savings bank which is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of Treasury and the Federal Deposit Insurance Corporation ("FDIC") and a member of the Federal Home Loan Bank ("FHLB") system.

Initial Public Offering

        In November 2017, the Company completed its initial public offering ("IPO") whereby it issued and sold 7,692,308 shares of common stock at a public offering price of $12.00 per share. The Company received net proceeds of $85.5 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of $1.3 million. The Company plans to use the proceeds to support the Bank's current growth, its future growth initiatives or selected acquisition activity.

Basis of Presentation

Merger of Quantum Fund, LLC

        On April 24, 2017, the Bank acquired all the outstanding equity interests of Quantum Fund, LLC, an entity controlled by the Company's principal shareholder who owns, directly and indirectly 80% of the members' interests with the remaining 20% members' interest held by a member of the Board of Directors of the Company and Bank, for $2.9 million in cash. The entity operated a registered investment advisory business with assets held under management of approximately $425 million. In 2017, the Bank recorded the assets and liabilities transferred at their carrying amounts, consisting primarily of a customer-related intangible asset, in the accounts of the entity transferred. Prior to 2017, the consolidated financial statements have been retrospectively adjusted to include the results of the Company and its wholly-owned subsidiary, and the entity under common control on a combined basis, since the entities were under common control for the periods presented. The retrospective adjustments made to include the results of Quantum in these consolidated financial statements increased total shareholders' equity by $2,361 at January 1, 2015, increased total shareholders' equity and other assets

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 1—Nature of Operations and Basis of Presentation (Continued)

at December 31, 2016 and 2015 by approximately $2,000 and $1,500, respectively, and decreased net income for the years ended December 31, 2016 and 2015 by approximately $1,200 and $600, respectively.

        In April 2017, upon closing of the merger transaction, the Company paid the purchase price of $2.9 million to the members. Such amount has been reflected as a distribution to the members in the consolidated statements of changes in shareholders' equity.

Stock Split

        In September 2017, the Board of Directors approved a 1,000 for one stock split to be effected as a stock dividend on the Company's voting and non-voting common stock. The stock split was effected on September 11, 2017. In addition, the Board of Directors and shareholders approved an increase in the number of authorized shares of common stock to 500 million consisting of 490 million shares of voting common stock, no par value, and 10 million shares of non-voting common stock, no par value. The presentation of authorized common shares in these consolidated financial statements and notes thereto, has been retrospectively adjusted for the increase, and all share and per share amounts have been retroactively adjusted, where applicable, to reflect the stock split.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, and an entity under common control that was merged with the Company in April 2017 (Note 1). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

        The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Bank uses present value techniques and other valuations methods, as disclosed in Note 13, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

        Investments securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record other assets and liabilities on a nonrecurring basis, such as impaired loans, other real estate owned, nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments generally involve write-downs of individual assets or application of lower of amortized cost or fair value accounting.

Cash and Cash Equivalents

        For the purposes of the accompanying consolidated statements of cash flows, cash and cash equivalents are defined as the amounts included in the consolidated balance sheets under the caption "Cash and due from banks" which includes cash and time deposits, and other deposits held with other banks with original maturities of three months or less. Cash on hand or on deposit at December 31, 2017 and 2016 of $23,113 and $6,516, respectively, was required to be held to meet regulatory reserve and clearing requirements.

        The Company presents the cash flows from customer loans, deposit transactions and short-term borrowings on a net basis in its consolidated statements of cash flows.

Concentration of Credit Risk

        The Company's loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At December 31, 2017 and 2016, residential real estate loans accounted for 82% and 81%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2017 and 2016, approximately 95% and 99% of the loan portfolio was originated in California.

Investment Securities

        Investment securities are classified as either available for sale or held to maturity. Management determines the classification of the investment securities when they are purchased.

        Investment securities available for sale are stated at fair value, with unrealized gains and losses excluded from income and shown as a separate component of shareholders' equity in accumulated other comprehensive income (loss), net of income taxes. Held to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the contractual life of the investment security using the effective interest method or, in the case of mortgage-backed securities, over the estimated life of the investment security using the effective yield method.

        Interest income includes amortization or accretion of purchase premium or discount. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

        Management evaluates the investment securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether a decline is other-than-temporary involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. A charge is recognized against income for all or a portion of the impairment if the loss is determined to be other than temporary.

        If the Bank intends to sell the debt security or it is more likely than not that the Bank will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in the consolidated statements of income. If the Bank does not intend to sell the debt security and it is more likely than not that the Bank will not be required to sell the debt security prior to recovery of its amortized cost basis, only the current period credit loss of any impairment of a debt security is recognized in the consolidated statements of income, with the remaining impairment recorded in other comprehensive income (loss).

        The OTTI review for equity securities includes an analysis of the facts and circumstances of each individual investment. A decline in value of equity security that is considered other than temporary is recorded in the consolidated statements of income.

Investment Securities, Restricted Stock

        The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities in the consolidated statements of income. Cash dividends received amounted to $815, $730 and $544 for the year ended December 31, 2017, 2016 and 2015, respectively.

Mortgage Loans Held for Sale

        Residential real estate loans originated or purchased and intended for sale in the secondary market are carried at the lower of amortized cost or fair value on an individual loan basis as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to the consolidated statements of income. Residential real estate loans originated as held for investment are periodically sold with servicing retained in order to manage liquidity, interest rate or concentration risk. Loans that are transferred into loans held for sale from

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

loans held for investment, due to a change in intent, are recorded at the lower of amortized cost or fair value.

        When loans originally classified as held for sale or as held for investment are reclassified due to a change in intent or ability to hold, cash flows associated with the loans will be classified in the consolidated statements of cash flows as operating or investing, as appropriate, in accordance with the initial classification of the loans.

        Residential real estate loans held for sale are generally sold with servicing rights retained. The carrying value of residential real estate loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of residential real estate loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal balance outstanding, net of unamortized fees and costs on originated loans and allowances for loan losses. Loan origination fees and certain direct loan origination costs are deferred and amortized over the lives of the respective loans as a yield adjustment using the effective interest method.

        Interest income on loans is accrued as earned using the interest method over the term of the loan. The accrual of interest income is discontinued at the time the loan is 90 days past due or earlier if conditions warrant (i.e. nonaccrual loan), unless the loan is secured and in the process of collection. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, interest accrued and unpaid during prior periods is reversed. Any payments on nonaccrual loans are applied first to outstanding loan principal amounts and then to the recovery of the charged off loan amounts. Any excess is treated as a recovery of interest and fees. Loans are returned to accrual status after all principal and interest amounts contractually due are made and future payments are reasonably assured.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, as defined below, and classified as impaired.

        Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        Construction loans, commercial real estate loans and commercial lines of credit are individually evaluated for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Troubled Debt Restructurings

        The Bank periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize risk of loss. Loans which have been modified resulting in a concession, and which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's internal underwriting policy.

        Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Company determines the amount to reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management's judgment, should be charged off.

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment. The historical loss experience is determined by portfolio segment, discussed below, and is based on the actual loss history experienced over the most recent three years. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience,

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

        The following portfolio segments have been identified:

          A)   Construction Loans—The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history.

          B)    Residential Real Estate—The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating. The classes in the residential real estate portfolio segment consist of residential first mortgages and residential second mortgages. Our residential first mortgages are further stratified by product and borrower characteristics.

          C)    Commercial Real Estate—Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The classes in the commercial real estate portfolio segment consist of retail, multifamily, offices, hotels, industrial, gas stations, and other.

          D)   Commercial Lines of Credit—The commercial lines of credit portfolio is comprised of loans to businesses such as sole proprietorships, partnerships, limited liability companies and corporations for the daily operating needs of the business. The risk characteristics of these loans vary based on the borrowers' business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured or unsecured. The classes in the commercial lines of credit portfolio segment consist of private banking loans and commercial & industrial ("C&I") lending.

          E)    Other Consumer—The consumer loan portfolio is generally comprised of a large number of small loans, including automobile, marine, personal loans, credit cards, etc. Most loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate the borrowers' capacity to repay their obligations may be deteriorating.

Cash Surrender Value of Bank-Owned Life Insurance

        The Bank has purchased life insurance policies on certain officers and employees; in addition, the Bank still owns policies on retired and former employees. Cash surrender value of bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

        Long-lived assets, such as property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long-lived assets or asset groups to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and third-party independent appraisals.

        Definite-lived intangible assets, consisting of customer-related intangibles, are amortized on a straight-line basis over their estimated useful lives of ten years. At December 31, 2017 and 2016, customer-related intangibles totaled $4,500, less accumulated amortization of $3,600 and $3,150, respectively. Amortization expense related to the customer-related intangibles was $450 for the years ended December 31, 2017, 2016 and 2015. Future annual amortization is as follows: $450 for the years 2018 and 2019.

Mortgage Servicing Rights

        Servicing assets (i.e. mortgage servicing rights) are recognized separately when residential real estate loans are sold with servicing rights retained by the Bank. Mortgage servicing rights, included in other assets in the consolidated balance sheets, are initially recorded at fair value. Fair value is determined based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into non-interest income in the consolidated statements of income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

        Servicing assets are evaluated for impairment based upon the fair value of the mortgage servicing rights as compared to its carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. The fair values of servicing assets are subject to significant fluctuations due to changes in estimated and actual prepayment speeds and default rates and losses.

        Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recognized as income when earned. The Bank also records late fees and ancillary fees related to loan servicing which were not material for the periods presented.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned

        Other real estate owned consists of properties acquired through or instead of loan foreclosure. These properties, as held for sale properties, are recorded at fair value, less costs to sell when acquired, establishing a new cost basis for the property. These properties are maintained at the lower of cost or fair value less costs to sell. If fair value declines below this cost basis, a valuation allowance is recorded with an expense to gain on sale of other real estate owned, net recorded in non-interest income in the consolidated statements of income. Operating costs after acquisition are expensed in other non-interest expense in the consolidated statements of income. At December 31, 2017 and 2016, approximately $469 and $110, respectively, of loans secured by residential real estate were in the process of foreclosure.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on investment securities available for sale, net of income taxes, which is also recognized as a separate component of shareholders' equity. The Company releases the income tax effects on unrealized gains and losses on investment securities available for sale that are reported in other comprehensive income (loss) on a security-by-security basis.

        In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address certain tax rate changes that affect deferred taxes originally recorded in other comprehensive income (loss) related to the Tax Cuts and Jobs Act (H.R.1) ("Tax Act"). This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted in periods where financial statements have not been issued. The guidance gives entities the option to reclassify the stranded tax effects resulting from the tax law and tax rate changes under the Tax Act from accumulated other comprehensive income (loss) to retained earnings.

        The Company early adopted the guidance in 2017. The Company has elected to reclassify, to retained earnings in the consolidated statements of changes in shareholders' equity, the stranded tax effect, which includes the effect of the change in the newly enacted federal corporate tax rate of 21% and the historical tax rate, from accumulated other comprehensive income (loss). The reclassification from accumulated other comprehensive loss to retained earnings amounted to $28 as shown in the consolidated statements of changes in shareholders' equity.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

Loan Commitments and Related Financial Instruments

        Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Assets Held under Administration and Investment Management and Advisory Fees

        The Company does not include assets held in fiduciary or agency capacities in the consolidated balance sheets as such assets held under administration are not assets of the Company. Fees from asset management activities are recorded on an accrual basis over the period in which the service is provided. Fees, as set forth in the underlying customer contract, are a function of the market value of assets administrated and managed.

Income Taxes

        Income taxes are provided for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

        A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Deferred Offering Costs

        Deferred offering costs, consisting primarily of legal, accounting and other direct and incremental fees and costs related to the Company's initial public offering, are deferred. The deferred offering costs were offset against the proceeds received from the IPO upon the closing of the offering in November 2017 (Note 1).

Income per Share, Basic and Diluted

        Basic income per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income per share represents net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, plus the effect of outstanding dilutive potential common shares. The Company did not have any dilutive securities therefore, basic and diluted income per share is the same for all periods presented.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Guidance

        In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to provide clarification on certain aspects of the guidance issued in ASU No. 2016-01. The amendments clarified that entities should use the prospective transition approach only for equity securities that they elect to measure using the new measurement alternative and clarified other aspects of the guidance on how to apply the measurement alternative along with the presentation requirements for financial liabilities measured under the fair value option. ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018 and entities with fiscal years beginning between June 15, 2018 and December 15, 2018 are not required to adopt these amendments before adopting the amendments in ASU No. 2016-01. The Company is currently evaluating the impact of ASU No. 2018-03.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU No. 2016-13 but expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which require lessees to recognize the following for all leases, except for short-term leases, at the commencement date: (1) a lease liability which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged. ASU No. 2016-02 will also require expanded disclosures. ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU No. 2016-02 on its financial condition and results of operations. The Company will record a right-of-use asset and a lease liability on its consolidated balance sheet for the leases of its facilities in place at adoption of this ASU.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheets, (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheets or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to investment securities in combination with other deferred tax assets of the entity. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU No. 2016-01 on January 1, 2018. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. The guidance requires using the exit price notion in ASC 820, Fair Value Measurement, to measure the fair value of financial instruments for disclosure purposes which should be applied prospectively. The Company will reclassify its unrealized losses on available for sale equity securities reported in accumulated other comprehensive loss of $50, net of tax, to beginning retained earnings as a cumulative effect adjustment as of January 1, 2018. Also, the Company will measure the fair value of its financial instruments using an exit price notion, specifically loans and loans held for sale, for disclosure purposes in the period of initial adoption of this ASU.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous accounting guidance comprised broad revenue recognition concepts along with numerous industry-specific requirements. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration in exchange for those goods and services. It also establishes a five-step model which entities must follow to recognize revenue. In April 2016, the FASB clarified the following two aspects: identifying performance obligations and the licensing implementation guidance while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow -Scope Improvements and Practical Expedients, to provide a limited number of changes to its revenue recognition standard. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The amendment also specifies that a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. In addition, the update clarifies the disclosure requirements for transition to the new standard by adjusting amounts from prior reporting periods. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvement to Topic 606, Revenue from Contracts with Customers. Adoption of ASU No. 2014-09 may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment on the initial application along with supplementary disclosures. ASU No. 2014-09 is effective for annual and interim periods beginning after December 15, 2017.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 2—Summary of Significant Accounting Policies (Continued)

        In the first quarter of 2018, the Company will adopt the new accounting guidance for recognizing revenue from contracts with customers using the modified retrospective transition method which requires a cumulative effect adjustment to opening retained earnings as of January 1, 2018. The new guidance will not have a significant impact on the Company's consolidated financial position or results of operations and will not have a significant impact on the disclosures in the notes to the consolidated financial statements as the major sources of revenue are from financial instruments, such as loans and debt and equity securities, that have been excluded from the scope of the new guidance. Also, the new guidance did not have a significant impact on the timing or measurement of the Company's asset management fees, deposit account fees, and other fees as the accounting for such fees is consistent with the Company's existing accounting for such fees under contracts. Therefore, any such adjustment to opening retained earnings, if any, as of January 1, 2018, will not be significant.

Note 3—Investment Securities

        The following tables summarize the amortized cost and fair value of investment securities available for sale at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2017
		Gross Unrealized
	Amortized Cost			Fair Value
		Gain	Loss
Available for sale:
U.S. Treasury securities	$120,216	$—	$(174)	$120,042
Collateralized mortgage obligations	1,953	55	—	2,008
Collateralized debt obligations	606	—	(35)	571
Other securities	4,045	—	(64)	3,981
Equity securities	246	—	—	246

Total	$127,066	$55	$(273)	$126,848

	December 31, 2016
		Gross Unrealized
	Amortized Cost			Fair Value
		Gain	Loss
Available for sale:
U.S. Treasury securities	$70,072	$7	$(39)	$70,040
Collateralized mortgage obligations	2,411	51	—	2,462
Collateralized debt obligations	610	—	(25)	585
Other securities	2,045	—	(55)	1,990
Equity securities	529	—	—	529

Total	$75,667	$58	$(119)	$75,606

        Other securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund. Equity securities consist of an investment in Pacific Coast

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 3—Investment Securities (Continued)

Banker's Bank, a thinly traded, restricted stock. All interest and dividends on investment securities are taxable.

        The proceeds received from the sale of investment securities available for sale and the related gross gains and losses are listed below:

	2017	2016	2015
Proceeds	$96,432	$596	$—
Gross gains	162	—	—
Gross losses	(43)	(898)	—

        The income tax expense (benefit) related to the net realized gains and losses was $41 and $(314) for the year ended December 31, 2017 and 2016, respectively.

        The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at December 31, 2017 are shown by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Other securities with no single stated maturity are also shown separately.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$120,216	$120,042
Collateralized mortgage obligations	1,953	2,008
Collateralized debt obligations	606	571
Other securities	4,045	3,981
Equity securities	246	246

Total	$127,066	$126,848

        The table summarizes investment securities available for sale, at fair value, with unrealized losses at December 31, 2017 and 2016 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$120,042	$(174)	$—	$—	$120,042	$(174)
Collateralized debt obligations	—	—	571	(35)	571	(35)
Other securities	—	—	3,981	(64)	3,981	(64)

Total	$120,042	$(174)	$4,552	$(99)	$124,594	$(273)

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 3—Investment Securities (Continued)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$41,518	$(39)	$—	$—	$41,518	$(39)
Collateralized debt obligations	—	—	585	(25)	585	(25)
Other securities	1,990	(55)	—	—	1,990	(55)

Total	$43,508	$(94)	$585	$(25)	$44,093	$(119)

        As of December 31, 2017, the Company's security portfolio consisted of 12 securities, with nine securities in an unrealized loss position. For investment securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary.

        The Company holds a collateralized debt obligation with a carrying value of $571 and $585 at December 31, 2017 and 2016, respectively. The security was rated high quality at inception, but it was subsequently rated by Moody's as B1, which is defined as "extremely speculative." The issuers of the security are primarily banks. The Company uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The security remained classified as available for sale and represented $35 and $25 of the unrealized losses reported at December 31, 2017 and 2016, respectively.

        The Company held another collateralized debt obligation which other-than-temporary impairments were recognized in prior years before it was sold during 2016. The table below presents a rollforward of the cumulative credit losses taken on this collateralized debt obligation that were recognized in the consolidated statements of income for the year ended December 31:

	2017	2016	2015
Beginning balance, January 1,	$—	$2,507	$2,507
Reduction for previous credit losses realized on securities sold during the year	—	(2,507)	—

Ending balance, December 31	$—	$—	$2,507

        Total other-than-temporary impairment recognized in accumulated other comprehensive loss, net of tax, was $655 at December 31, 2015.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans

        Major categories of loans at December 31, 2017 and 2016 were as follows:

	2017	2016
Construction loans	$192,319	$145,965
Residential real estate loans, mortgage	2,132,641	1,613,766
Commercial real estate loans, mortgage	247,076	200,754
Commercial and industrial loans, lines of credit	40,749	36,713
Other consumer loans	29	63

Total loans	2,612,814	1,997,261
Less: allowance for loan losses	(18,457)	(14,822)

Loans, net	$2,594,357	$1,982,439

        Loans with carrying values of $968.4 million and $839.6 million were pledged as collateral on FHLB borrowings at December 31, 2017 and 2016, respectively.

        The table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2017, 2016 and 2015:

December 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$679	$11,863	$915	$373	$2	$990	$14,822
Provision for loan losses	1,432	174	556	96	(18)	460	2,700
Charge offs	—	(19)	—	—	—	—	(19)
Recoveries	107	261	569	—	17	—	954

Total ending balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457

December 31, 2016	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$317	$8,192	$1,530	$392	$2	$551	$10,984
Provision for loan losses	52	3,578	(2,768)	(19)	(2)	439	1,280
Charge offs	—	(24)	—	—	—	—	(24)
Recoveries	310	117	2,153	—	2	—	2,582

Total ending balance	$679	$11,863	$915	$373	$2	$990	$14,822

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

December 31, 2015	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$203	$4,350	$4,682	$235	$4	$541	$10,015
Provision for loan losses	30	3,871	(3,489)	107	(4)	10	525
Charge offs	—	(90)	(86)	—	—	—	(176)
Recoveries	84	61	423	50	2	—	620

Total ending balance	$317	$8,192	$1,530	$392	$2	$551	$10,984

        The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2017 and 2016:

December 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$37	$19	$98	$—	$—	$154
Collectively evaluated for impairment	2,218	12,242	2,021	371	1	1,450	18,303

Total ending allowance balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457

Loans:
Loans individually evaluated for impairment	$—	$122	$2,804	$343	$—	$—	$3,269
Loans collectively evaluated for impairment	192,319	2,132,519	244,272	40,406	29	—	2,609,545

Total ending loans balance	$192,319	$2,132,641	$247,076	$40,749	$29	$—	$2,612,814

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

December 31, 2016	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$21	$61	$107	$—	$—	$189
Collectively evaluated for impairment	679	11,842	854	266	2	990	14,633

Total ending allowance balance	$679	$11,863	$915	$373	$2	$990	$14,822

Loans:
Loans individually evaluated for impairment	$—	$72	$2,950	$369	$—	$—	$3,391
Loans collectively evaluated for impairment	145,965	1,613,694	197,804	36,344	63	—	1,993,870

Total ending loans balance	$145,965	$1,613,766	$200,754	$36,713	$63	$—	$1,997,261

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

        The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At December 31, 2017			Year Ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Commercial real estate, retail	$1,431	$1,247	$—	$1,281	$75	$75
Commercial lines of credit, private banking	147	147	—	150	8	8

Subtotal	1,578	1,394	—	1,431	83	83

With an allowance for loan losses recorded:
Residential real estate, first mortgage	122	122	37	121	6	8
Commercial real estate, offices	1,567	1,557	19	1,573	80	79
Commercial lines of credit, private banking	196	196	98	206	14	14

Subtotal	1,885	1,875	154	1,900	100	101

Total	$3,463	$3,269	$154	$3,331	$183	$184

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

	At December 31, 2016			Year Ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Commercial real estate:
Retail	$1,491	$1,316	$—	$1,347	$69	$64
Gas stations	476	39	—	67	—	—
Commercial lines of credit, private banking	154	154	—	157	6	5

Subtotal	2,121	1,509	—	1,571	75	69

With an allowance for loan losses recorded:
Residential real estate, first mortgage	72	72	21	73	3	3
Commercial real estate, offices	1,606	1,595	61	1,610	73	67
Commercial lines of credit, private banking	215	215	107	223	19	18

Subtotal	1,893	1,882	189	1,906	95	88

Total	$4,014	$3,391	$189	$3,477	$170	$157

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

	At December 31, 2015			Year Ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Construction	$134	$17	$—	$73	$—	$—
Commercial real estate:
Retail	1,549	1,383	—	1,418	74	68
Offices	667	281	—	540	—	—
Gas stations	2,049	1,633	—	1,688	87	80
Commercial lines of credit, private banking	160	160	—	163	9	8

Subtotal	4,559	3,474	—	3,882	170	156

With an allowance for loan losses recorded:
Construction	73	74	25	75	4	3
Commercial real estate:
Offices	1,649	1,633	422	1,650	71	59
Industrial	838	835	84	844	49	45
Other	915	915	274	967	53	49
Commercial lines of credit,
Private banking	234	234	117	244	14	12
C&I lending	382	382	38	390	17	16

Subtotal	4,091	4,073	960	4,170	208	184

Total	$8,650	$7,547	$960	$8,052	$378	$340

        The unpaid principal balance is not reduced for partial charge offs. The recorded investment excludes accrued interest receivable on loans which was not significant.

        Also presented in the above table is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. In the table above, all interest recognized represents cash collected. The average balances are calculated based on the month-end balances of the loans for the period reported.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

        The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016:

	2017		2016
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$573	$131	$272	$155
Commercial real estate:
Retail	79	—	99	—
Offices	—	—	39	—

Total	$652	$131	$410	$155

        The following tables present the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans:

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$192,319	$192,319
Residential real estate:
Residential first mortgage	8,902	392	704	9,998	2,105,142	2,115,140
Residential second mortgage	107	—	—	107	17,394	17,501
Commercial real estate:
Retail	—	—	79	79	10,530	10,609
Apartments	—	—	—	—	59,582	59,582
Offices	—	—	—	—	26,571	26,571
Hotel	—	—	—	—	103,195	103,195
Industrial	—	—	—	—	15,907	15,907
Gas stations	—	—	—	—	1,067	1,067
Other	—	—	—	—	30,145	30,145
Commercial lines of credit:
Private banking	—	—	—	—	22,898	22,898
C&I lending	—	—	—	—	17,851	17,851
Other consumer loans	—	—	—	—	29	29

Total	$9,009	$392	$783	$10,184	$2,602,630	$2,612,814

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$145,965	$145,965
Residential real estate:
Residential first mortgage	416	398	427	1,241	1,595,160	1,596,401
Residential second mortgage	—	—	—	—	17,365	17,365
Commercial real estate:
Retail	—	—	99	99	17,176	17,275
Apartments	—	—	—	—	56,011	56,011
Offices	—	—	—	—	19,339	19,339
Hotel	—	—	—	—	66,319	66,319
Industrial	—	—	—	—	16,266	16,266
Gas stations	—	—	39	39	1,684	1,723
Other	—	—	—	—	23,821	23,821
Commercial lines of credit:
Private banking	—	—	—	—	18,197	18,197
C&I lending	—	227	—	227	18,289	18,516
Other consumer loans	—	—	—	—	63	63

Total	$416	$625	$565	$1,606	$1,995,655	$1,997,261

        The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which is presented above, and by payment activity. The Company reviews the status of nonperforming loans which include loans 90 days past due and still accruing and nonaccrual loans.

Troubled Debt Restructurings

        At December 31, 2017 and 2016, the balance of outstanding loans identified as troubled debt restructurings was $3,073 and $3,134, respectively. The Company has an allowance for loan losses of $56 and $81 on these loans at December 31, 2017 and 2016, respectively. The terms of certain loans have been modified as troubled debt restructurings by the Company. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; extension of the amortization period of the loan; change in loan payments to interest only for a defined period for the loan; or a permanent reduction of the recorded investment in the loan. During the year ended December 31, 2017, the Company modified a residential mortgage loan, as a troubled debt restructuring, that had an outstanding recorded investment of $54 and increased the allowance for loan losses by $17. The Company has no commitments to lend additional amounts to these customers. Furthermore, there were no loan modifications during 2016 that were considered troubled debt restructurings and no loans that were considered troubled debt restructurings that subsequently defaulted during those years.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

        The terms of certain other loans have been modified during 2017 and 2016 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment. These other loans that were modified were not considered significant.

Credit Quality

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans such as residential real estate and consumer loans and non-homogeneous loans, such as commercial lines of credit, construction and commercial real estate loans. This analysis is performed monthly. The Company uses the following definitions for risk ratings:

        Pass:    Loans are of satisfactory quality.

  Special Mention:    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company's credit position at some future date.

  Substandard:    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

  Doubtful:    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

        At December 31, 2017 and 2016, the risk rating of loans by class of loans was as follows:

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$177,241	$11,670	$3,408	$—	$192,319
Residential real estate:
Residential first mortgage	2,114,511	—	109	520	2,115,140
Residential second mortgage	17,501	—	—	—	17,501
Commercial real estate:
Retail	9,363	1,167	79	—	10,609
Apartments	58,472	1,110	—	—	59,582
Offices	26,571	—	—	—	26,571
Hotel	103,195	—	—	—	103,195
Industrial	15,907	—	—	—	15,907
Gas stations	1,067	—	—	—	1,067
Other	24,741	4,733	671	—	30,145
Commercial lines of credit:
Private banking	22,702	—	196	—	22,898
C&I lending	17,851	—	—	—	17,851
Other consumer loans	29	—	—	—	29

Total	$2,589,151	$18,680	$4,463	$520	$2,612,814

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$141,926	$4,039	$—	$—	$145,965
Residential real estate:
Residential first mortgage	1,596,128	—	192	81	1,596,401
Residential second mortgage	17,365	—	—	—	17,365
Commercial real estate:
Retail	15,959	1,217	99	—	17,275
Apartments	56,011	—	—	—	56,011
Offices	18,434	905	—	—	19,339
Hotel	66,319	—	—	—	66,319
Industrial	16,266	—	—	—	16,266
Gas stations	1,684	—	39	—	1,723
Other	23,025	—	796	—	23,821
Commercial lines of credit:
Private banking	17,982	—	215	—	18,197
C&I lending	18,289	227	—	—	18,516
Other consumer loans	63	—	—	—	63

Total	$1,989,451	$6,388	$1,341	$81	$1,997,261

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 4—Loans (Continued)

        During the year ended December 31, 2017 and 2016, the Bank sold pools of residential real estate mortgages for $308.4 million and $287.4 million, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the consolidated balance sheets and recognition of gain on sale of portfolio loans of $10.1 million and $8.0 million for the year ended December 31, 2017 and 2016, respectively. After the sales, the Bank's only continuing involvement in the transferred assets is to act as servicer of the mortgages. The Bank does not have any obligation to repurchase the residential real estate mortgage loans.

Note 5—Leasehold Improvements and Equipment

        Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2017 and 2016, are as follows:

	Estimated Useful Life (in years)	2017	2016
Leasehold improvements	*	$8,290	$7,638
Furniture and equipment	3 - 7	11,436	9,739

Total		19,726	17,377
Less: accumulated depreciation and amortization		(12,683)	(11,522)

Leasehold improvements and equipment, net		$7,043	$5,855

*
Amortized over the shorter of the lease term or estimated useful life

        The amount charged to occupancy and equipment in the consolidated statements of income for depreciation and amortization was $1,191, $1,058 and $1,120 for the year ended December 31, 2017, 2016 and 2015, respectively.

Note 6—Mortgage Servicing Rights

        The Bank records servicing assets from the sale of mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2017 and 2016 are as follows:

	2017	2016
Residential real estate mortgage loan portfolios serviced for:
FNMA	$73,039	$61,562
FHLB	92,697	91,244
Private investors	442,984	256,910

        Custodial escrow balances maintained with these serviced loans were $11,944 and $7,902 at December 31, 2017 and 2016, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 6—Mortgage Servicing Rights (Continued)

        Activity for mortgage servicing rights and the related valuation allowance are as follows:

	2017	2016	2015
Mortgage servicing rights:
Beginning of year	$4,454	$1,371	$392
Additions	3,689	3,766	1,125
Amortization	(1,437)	(683)	(146)

End of year	6,706	4,454	1,371

Valuation allowance at beginning of year	40	98	—
Additions (recoveries)	170	(58)	98

Valuation allowance at end of year	210	40	98

Net carrying amount	$6,496	$4,414	$1,273

        Mortgage servicing assets were $6,496 and $4,414 at December 31, 2017 and 2016, respectively. Servicing fee income (expense), net of amortization of servicing rights and changes in the valuation allowance, was $407, $490 and $(9) for the year ended December 31, 2017, 2016 and 2015, respectively.

        The fair value of mortgage servicing rights was $7,086 and $4,929 at December 31, 2017 and 2016, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2017 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 36.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2016 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 36.5%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

Note 7—Deposits

        Time deposits, included in interest-bearing deposits, were $663,472 and $435,995 at December 31, 2017 and 2016, respectively. Time deposits includes brokered deposits of $156,084 and $74,760 at December 31, 2017 and 2016, respectively.

        Time deposits that meet or exceed the FDIC insurance limit of $250 were $129,101 and $160,153 at December 31, 2017 and 2016, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 7—Deposits (Continued)

        At December 31, 2017, the scheduled maturities of time deposits, including broker deposits, were as follows:

2018	$427,148
2019	192,284
2020	12,247
2021	25,626
2022	6,167

$663,472

Note 8—Federal Home Loan Bank Borrowings

        Federal Home Loan Bank (FHLB) borrowings at December 31, 2017 and 2016 consist of the following:

	2017	Interest Rates	2016	Interest Rates
Short-term fixed rate advances	$148,000	1.47% - 1.56%	$75,000	0.74%
Long-term fixed rate advances	190,000	0.98% - 1.18%	205,000	0.98% - 3.84%

Total FHLB advances	338,000		280,000
FHLB overdraft line of credit	—		28,198	0.90%*

Total	$338,000		$308,198

*
At period end.

FHLB Advances

        Interest on advances is payable monthly and each advance is payable at its maturity date and may contain a prepayment penalty if paid before maturity. At December 31, 2017, advances totaling $157,000 were callable by the FHLB as follows: $67,000 in September 2021 and $90,000 in October 2021. At December 31, 2017, the Bank had additional borrowing capacity of $357 million from the FHLB.

        The contractual annual maturities of FHLB advances at December 31, 2017 are as follows:

2018	$148,000
2019	11,000
2020	11,000
2021	11,000
2022	—
Thereafter	157,000

$338,000

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 8—Federal Home Loan Bank Borrowings (Continued)

FHLB Overdraft Line of Credit

        The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the year ended December 31, 2017 and 2016 was $8,338 and $13,571, respectively. At December 31, 2017 and 2016, the Bank had $0 and $28,198, respectively, outstanding under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB's overnight cost of funds rate, which was 1.67% and 0.90% at December 31, 2017 and 2016, respectively. The agreement has a one-year term and terminates in October 2018.

        The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $968.4 million at December 31, 2017.

Other Borrowings

        The Company had available credit lines with other banks totaling $60 million. There were no amounts outstanding under these credit lines during the year ended December 31, 2017 and 2016.

Note 9—Subordinated Notes

        The subordinated notes were as follows:

	December 31,
	2017	2016
7.0% fixed to floating rate subordinated notes	$65,000	$50,000
Unamortized note premium	588	—
Unamortized debt issuance costs	(699)	(662)

Total	$64,889	$49,338

        During the period of April through September 2016, the Company issued subordinated notes to accredited investors in the aggregate principal amount of $50 million. Issuance costs of $729 were netted against the proceeds. In April and August 2016, the Company contributed cash proceeds of $27 million and $6.25 million respectively, to the Bank as capital to support its growth.

        In August 2017, the Company issued an additional $15 million in aggregate principal amount of subordinated notes to accredited investors. The terms of the subordinated note purchase agreements were substantially identical to the subordinated notes that were previously sold in 2016 (collectively, "Notes"), except that the first interest payment on the subordinated notes included accrued interest from April 15, 2017. The Company recorded a premium of $611 and debt issuance costs of $191 upon issuance of the notes. During 2017, the Company contributed cash proceeds of $22 million to the Bank as capital to support its growth.

        The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 9—Subordinated Notes (Continued)

on these Notes was $4,070 and $1,978 for the years ended December 31, 2017 and 2016, respectively. The Notes mature in April 2026.

        On or after April 14, 2021, the Company may redeem the Notes, in whole or in part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest, in a principal amount with integral multiples of $1. The Notes are not redeemable by the Company prior to April 14, 2021 except in the event of (i) the Notes no longer qualify as Tier 2 Capital, (ii) the interest on the Notes is determined by law to be not deductible for Federal Income Tax reporting or (iii) the Company is considered an investment company pursuant to the Investment Company Act of 1940. The Notes are not subject to redemption by the noteholder.

        The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company's current and future subsidiaries, including the Bank's deposits as well as the Company's subsidiaries liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 1 capital of the Bank and Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined below.

Note 10—Shareholders' Equity

Capital Stock

        In October 2017, the Company amended its articles of incorporation to change its authorized shares to one class of no par, common stock, consisting of 500 million shares, and increased the authorized shares of preferred stock from 1,000,000 to 10,000,000. Prior to this amendment, the Company's authorized capital stock consisted of (i) 490,000,000 shares of voting common stock, no par value, and 10,000,000 shares of non-voting common stock, no par value, and (ii) 1,000,000 authorized shares of preferred stock (200,000 shares designated as Series A Cumulative Redeemable Preferred Shares).

No Par, Common Stock

        Holders of voting common stock are entitled to one vote per share and to receive dividends. The holders have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the series preferred stock as described below with respect to dividend rights or rights upon liquidation, winding up, and dissolution of the Company.

        Holders of nonvoting common stock had equal and identical rights, preferences and limitations, as holders of voting common stock. The non-voting common stock did not have any voting rights.

        In November 2017, all outstanding shares of non-voting common stock, consisting of 5,072,000 shares, were exchanged, at fair value, for 5,072,000 shares of unregistered shares of voting common stock.

        In March 2015, the Company entered into an Assignment and Stock Repurchase Agreement with its principal shareholder whereby the Company repurchased 1,875,000 shares of voting common stock

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 10—Shareholders' Equity (Continued)

($1.77 per share) and 1,683,000 shares of non-voting stock ($1.77 per share) in exchange for cash of $2,791, as well as the assignment of a promissory note in the amount of $3,500, held by its principal shareholder that was issued by the seller at the time the shares were purchased. The note, including interest of $43, was paid in full by the Company and the shares were cancelled.

Preferred Stock

        The shares of preferred stock may be divided into and issued in one or more series. The Board of Directors is authorized to issue preferred stock from time to time in one or more series, with such designations and such relative voting, dividend, liquidation and other rights, preferences and limitations as may be adopted by the Board of Directors. No shares of preferred stock are currently issued or outstanding.

Note 11—Stock-based Compensation

        The Board of Directors established a 2017 Omnibus Equity Incentive Plan ("2017 Plan") which was approved by the shareholders in October 2017. The Plan provides for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and Board of Directors of the Company. The stock-based awards will be issued at no less than the market price on the date the awards are granted. Awards generally vest 50% at the end of the third year and entirely vest at the end of the fourth year. No grants were made during the year ended December 31, 2017 under the 2017 Plan. Refer to Note 20, subsequent events, for grants made subsequent to December 31, 2017.

Note 12—Employee Benefit Plans

Defined Contribution Retirement Plan

        The Company has a defined contribution retirement plan that allows for annual employee contributions up to the lesser of 100% of eligible compensation or $18, which are matched equal to 100% of the first 3% of the amount contributed. Dependent on the level of the Company's financial performance, there is a mandatory contribution, in addition to an employee match of up to 1% of the amount contributed based on a tiered scale. The Company's contribution to the plan was $661, $432 and 294 for the year ended December 31, 2017, 2016 and 2015, respectively.

Supplemental Retirement Benefit Plan

        An unfunded supplemental retirement benefit plan covers certain employees. The agreements are subject to various terms and conditions but generally provide covered employees with a specified retirement benefit if they retire from the Company at a normal retirement date. The agreements also provide for the payment of vested amounts upon termination. The participant can elect to receive the payout as a lump sum or as an annuity. The supplemental retirement obligation liability was $2,653 and $2,397 at December 31, 2017 and 2016, respectively. The expense, net of forfeitures, incurred for the supplemental retirement benefit plan was $281, $254 and $235 for the year ended December 31, 2017, 2016 and 2015, respectively. Benefit payments of $25, $22 and $20 were made during 2017, 2016 and 2015, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 12—Employee Benefit Plans (Continued)

Spilt Dollar Life Insurance Agreement

        In October 1997, the Company entered into an endorsement split-dollar life insurance agreement with its principal shareholder and former chief executive officer. Pursuant to the plan, a portion of the death benefits arising from life insurance policies owned by the Company will be paid to beneficiaries designated by the principal shareholder and not to the Company. The estimated present value of this postretirement benefit is accrued by the Company and was $4,281 and $4,217 at December 31, 2017 and 2016, respectively.

Note 13—Fair Values of Financial Instruments

        The Company's financial instruments include assets carried at fair value, as well as assets carried at cost or amortized cost but disclosed at fair value in these consolidated financial statements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company applies the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

  Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        The Company used the following methods and significant assumptions to estimate the fair value of investment securities available for sale:

Investment Securities Available for Sale

        The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual investment securities are reviewed and incorporated into the calculations.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 13—Fair Values of Financial Instruments (Continued)

Assets Measured at Fair Value on a Recurring Basis

        The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale:
U.S. Treasury securities	$120,042	$120,042	$—	$—
Collateralized mortgage obligations	2,008	—	2,008	—
Collateralized debt obligations	571	—	—	571
Other securities	3,981	3,981	—	—
Equity securities	246	—	—	246

Total investment securities available for sale	$126,848	$124,023	$2,008	$817

		Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale:
U.S. Treasury securities	$70,040	$70,040	$—	$—
Collateralized mortgage obligations	2,462	—	2,462	—
Collateralized debt obligations	585	—	—	585
Other securities	1,990	1,990	—	—
Equity securities	529	—	—	529

Total investment securities available for sale	$75,606	$72,030	$2,462	$1,114

        There were no transfers between Level 1 and Level 2 during 2017 and 2016.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 13—Fair Values of Financial Instruments (Continued)

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 and 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities Available for Sale
	2017		2016
	Collateralized Debt Obligations	Equity Securities	Collateralized Debt Obligations	Equity Securities
Balance of recurring Level 3 assets at beginning of period	$585	$529	$1,064	$530
Total gains or losses (realized/unrealized):
Included in income-realized	—	—	(898)	(1)
Included in other comprehensive income (loss)	(10)	—	1,015	—
Principal maturities/settlements	(4)	(283)	—	—
Sales	—	—	(596)	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at end of period	$571	$246	$585	$529

        Unrealized losses on Level 3 investments for collateralized debt obligations and equity securities at December 31, 2017 were $35 and $0, respectively. In addition to the amounts included in income for the year ended December 31, 2017 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $21 and dividend income on equity securities of $15. Unrealized losses on Level 3 investments for collateralized debt obligations and equity securities at December 31, 2016 were $25 and $0, respectively. In addition to the amounts included in income for the year ended December 31, 2016 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $18 and dividend income on equity securities of $28.

        The fair value of collateralized debt obligations is determined by calculating discounted cash flows using LIBOR curves plus spreads that adjust for loss severities, volatility, credit risk and optionality. When available, broker quotes are used to validate the internal model. Rating agency and industry research reports as well as assumptions about specific-issuer defaults and deferrals are reviewed and incorporated into the calculations. Assumptions are reviewed on a quarterly basis as specific-issuer deferral and defaults that occurred are compared to those that were projected and ongoing assumptions are adjusted in accordance with the level of unexpected deferrals and defaults that occurred.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 13—Fair Values of Financial Instruments (Continued)

        The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017 and 2016:

	Fair Value	Valuation Technique	Unobservable Inputs
2017
Collateralized debt obligations	$571	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%
2016
Collateralized debt obligations	$585	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%

        The significant unobservable inputs used on the fair value measurement of the Company's collateralized debt obligations are probabilities of specific-issuer defaults and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a significantly higher fair value measurement.

        The fair value of equity securities at December 31, 2017 and 2016 of $246 and $529, respectively, was determined internally by considering the financial performance of the underlying entities and the Company's investment in those entities. Adjustments were considered for differences identified by management in regard to profitability, capital levels, and asset quality among other financial measures. At December 31, 2017 and 2016, the fair value of equity securities approximated its cost basis.

Assets Measured at Fair Value on a Non-Recurring Basis

        From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. There were no assets held at fair value on a non-recurring basis at December 31, 2017 and 2016.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 13—Fair Values of Financial Instruments (Continued)

Fair Value of Financial Instruments

        The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2017 and 2016, are as follows:

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$40,147	$40,147	$40,147	$—	$—
Investment securities, restricted stock	22,950	N/A*	N/A*	N/A*	N/A*
Mortgage loans held for sale	112,866	115,619	—	115,619	—
Loans, net	2,594,357	2,635,986	—	—	2,635,986
Accrued interest receivable	11,493	11,493	113	118	11,262
Financial Liabilities
Demand deposits	$1,581,638	$1,581,638	$1,581,638	$—	$—
Time deposits	663,472	660,380	—	660,380	—
Federal Home Loan Bank borrowings	338,000	330,004	—	330,004	—
Subordinated notes, net	64,889	67,485	—	67,485	—
Accrued interest payable	6,035	6,035	1,578	4,457	—

*
It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 13—Fair Values of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$22,124	$22,124	$22,124	$—	$—
Investment securities, restricted stock	18,360	N/A*	N/A*	N/A*	N/A*
Mortgage loans held for sale	4,714	4,781	—	4,781	—
Loans, net	1,982,439	2,004,048	—	—	2,004,048
Accrued interest receivable	8,169	8,169	46	67	8,056
Financial Liabilities
Demand deposits	$1,179,150	$1,179,150	$1,179,150	$—	$—
Time deposits	435,995	435,602	—	435,602	—
Federal Home Loan Bank borrowings	308,198	300,990	—	300,990	—
Subordinated notes, net	49,338	49,461	—	49,461	—
Accrued interest payable	4,214	4,214	990	3,224	—

*
It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

        The following methods and assumptions, not previously presented, were used to estimate the fair value of the financial instrument for which it is practicable to estimate that value:

        Cash and Due from Banks.    The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

        Investment Securities, Restricted Stock.    It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

        Loans.    Fair value of loans, excluding loans held for sale, are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The methods utilized to estimate and measure the fair value of loans are not necessarily based on an exit price notion.

        Mortgage Loans Held for Sale.    The fair value of loans held for sale is estimated based upon binding contracts and quotes from third-party investors.

        Accrued Interest Receivable.    The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 and Level 3 classification. Interest receivable is reflected as Level 1 or Level 2 or Level 3 depending upon the classification of the related investment securities available for sale and loans.

        Deposits.    The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 13—Fair Values of Financial Instruments (Continued)

flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

        Federal Home Loan Bank Borrowings.    The fair values of the Company's FHLB borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

        Subordinated Notes.    The fair value of the Company's subordinated notes is based on quoted prices for subordinated notes with similar interest rate and structural characteristics and other observable market data resulting in a Level 2 classification.

        Accrued Interest Payable.    The carrying amounts of accrued interest approximate fair value. Interest payable is reflected as Level 1 or Level 2 depending upon the classification of the related deposits.

Note 14—Income Taxes

        The components of the consolidated income tax expense are as follows:

	2017	2016	2015
Current:
Federal	$22,804	$19,131	$12,610
State	6,973	5,125	3,218

Total current expense	29,777	24,256	15,828

Deferred:
Federal	2,835	(936)	(380)
State	(141)	(105)	(161)

Total deferred expense (benefit)	2,694	(1,041)	(541)

Total income tax expense	$32,471	$23,215	$15,287

        Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

	2017	2016	2015
Federal income tax expense at statutory rates	$24,657	$19,757	$13,229
Effect of:
State taxes, net of federal benefit	4,441	3,263	1,987
Change in tax laws	3,318	—	—
Loss incurred by pass-through entity	174	414	198
Income on cash surrender value of bank-owned life insurance	(206)	(247)	(192)
Other, net	87	28	65

Total	$32,471	$23,215	$15,287

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 14—Income Taxes (Continued)

        The components of deferred tax assets and liabilities at December 31, 2017 and 2016 were comprised of the following:

	2017	2016
Deferred tax assets:
Allowance for loan losses	$5,188	$6,023
Mark-to-market adjustments on mortgage loans held for sale	774	27
Supplemental retirement benefit plan	746	974
Deferred loan fee income	719	1,899
State franchise tax	1,234	1,847
Other	393	864

Total deferred tax assets	9,054	11,634

Deferred tax liabilities:
FHLB stock dividends	(122)	(175)
Mortgage servicing rights	(1,825)	(1,794)
Other	(260)	(149)

Total deferred tax liabilities	(2,207)	(2,118)

Net deferred tax asset	$6,847	$9,516

        On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the "Tax Act") was signed into law. This Tax Act includes, among other provisions, reducing the U.S. corporate income tax from 35% to 21%, effective January 1, 2018. Due to the change in tax rate, the Company was required to remeasure its deferred tax assets and liabilities, including the deferred tax balance attributable to items of pretax comprehensive income (loss), that existed as of the enactment date. The effect of the Tax Act of $3.3 million was recorded in deferred income tax expense in the year ended December 31, 2017 which related entirely to the remeasurement of the net deferred tax asset due to the change in tax rate. The remaining provisions of the Tax Act did not have a significant impact.

        Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company believes it is more likely than not that the deferred tax asset at December 31, 2017 and 2016, will be realized.

        The Company is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Company is no longer subject to examination by the Internal Revenue Service for the years before 2014.

        There were no unrecognized tax benefits at December 31, 2017, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 15—Related Party Transactions

        As disclosed in Note 1, the Company purchased an entity owned 80% by its principal shareholder and 20% by a member of the Board of Directors of the Company and Bank. At the time of the

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 15—Related Party Transactions (Continued)

purchase in April 2017, the Director was and will continue as the Chief Executive Officer ("CEO") of the purchased entity. For the years ended December 31, 2017, 2016 and 2015, the consolidated statements of income include compensation-related expenses of $125, $760 and $750, respectively, for the Director's services as CEO of this purchased entity.

        From time to time, the Company makes charitable contributions to a foundation which certain members of the Board of Directors of the Company and Bank, and whom are also related to the Company's principal shareholder, serve as trustees of the foundation. The Company paid $900, $900 and $300 to the foundation during 2017, 2016 and 2015, respectively.

        The Bank leases certain storage and office space from entities owned by the Company's principal shareholders. Amounts paid under such leases totaled $45, $32 and $32 for 2017, 2016 and 2015, respectively.

        The Bank provides monthly data processing and programming services to entities controlled by the Company's principal shareholders. Aggregate fees paid amounted to $98, $158 and $136 during 2017, 2016 and 2015, respectively.

Note 16—Commitments and Contingencies

Legal Proceedings

        The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Lease Commitments

        The Company leases its corporate headquarters and branch offices through noncancelable operating leases with terms that range from years 2009 to 2029, with renewal options thereafter. Rent expense was $3,544, $2,770 and $2,374 for the year ended December 31, 2017, 2016 and 2015, respectively.

        At December 31, 2017, the minimum annual rental payments under noncancelable operating leases were as follows:

2018	$3,906
2019	4,061
2020	3,798
2021	3,307
2022	2,477
Thereafter	9,880

$27,429

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 16—Commitments and Contingencies (Continued)

Financial Instruments with Off-Balance Sheet Risk

        The Bank is a party to financial instruments with off-balance risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which are not reflected in the consolidated financial statements.

  Unfunded Commitments to Extend Credit

        A commitment to extend credit, such as a loan commitment, credit line and overdraft protection, is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specific purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Bank will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Bank is required to fund the commitment. The Bank uses the same credit policies in making commitments to extend credit as it does in making loans.

        The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At December 31, 2017, outstanding commitments to make loans consisted of fixed rate loans of $4,733 with interest rates ranging from 3.25% to 6.75% and maturities ranging from one year to thirty years and variable rate loans of $263,668 with varying interest rates (ranging from 3.75% to 6.625% at December 31, 2017) and maturities of 25 and 30 years.

  Standby Letters of Credit

        Standby letters of credit are issued on behalf of customers in connection with construction contracts between the customers and third parties. Under standby letters of credit, the Bank assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Bank arises from its obligation to make payment in the event of a customer's contractual default. The maximum amount of potential future payments guaranteed by the Bank is limited to the contractual amount of these letters. Collateral made be obtained at exercise of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

        The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2017 and 2016:

	2017	2016
Commitments to make loans	$268,401	$125,110
Unused lines of credit	157,234	116,810
Standby letters of credit	70	70

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 17—Regulatory Capital Requirements

        The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a thrift holding company, is subject to the capital adequacy requirements of the Federal Reserve. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Prompt corrective action provisions are not applicable to thrift holding companies. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

        The final rules implementing Basel III became effective on January 1, 2015 with full compliance with all requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer is 1.25% for 2017. The net unrealized gain or loss on investment securities available for sale is not included in regulatory capital. Management believes that as of December 31, 2017, the Company and the Bank meet all regulatory capital requirements to which they are subject.

        Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. The minimum requirements, excluding significantly undercapitalized and critically undercapitalized categories, are as follows:

	Capital Weighted Assets		Tier 1 Capital to Average	Common Tier 1
	Total	Tier 1	Assets	(CET1)
Well Capitalized	10.0%	8.0%	5.0%	6.5%
Adequately Capitalized	8.0%	6.0%	4.0%	4.5%
Undercapitalized	6.0%	4.0%	3.0%	3.0%

        At December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized. There have been no conditions or events since these notifications that management believes would have changed the Bank's category.

        At December 31, 2017 and 2016, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the Capital Adequacy requirements as presented below.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 17—Regulatory Capital Requirements (Continued)

The Company and the Bank's actual and minimum required capital amounts and ratios, not including the capital conservation buffer, at December 31, 2017 and 2016 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total adjusted capital to risk weighted assets
Consolidated	$365,078	20.28%	$140,447	8.00%	N/A	N/A
Bank	259,165	14.76	140,447	8.00	$175,559	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	272,732	15.53	105,336	6.00	N/A	N/A
Bank	240,708	13.71	105,336	6.00	140,447	8.00
Common Tier 1 (CET1)
Consolidated	272,732	15.53	79,002	4.50	N/A	N/A
Bank	240,708	13.71	79,002	4.50	114,114	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	272,732	9.83	110,949	4.00	N/A	N/A
Bank	240,708	8.68	110,949	4.00	138,687	5.00

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total adjusted capital to risk weighted assets
Consolidated	$225,625	17.07%	$105,716	8.00%	N/A	N/A
Bank	207,891	15.73	105,716	8.00	$132,146	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	161,465	12.22	79,287	6.00	N/A	N/A
Bank	193,069	14.61	79,287	6.00	105,716	8.00
Common Tier 1 (CET1)
Consolidated	161,465	12.22	59,466	4.50	N/A	N/A
Bank	193,069	14.61	59,466	4.50	85,895	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	161,465	7.74	83,404	4.00	N/A	N/A
Bank	193,069	9.26	83,404	4.00	104,255	5.00

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 17—Regulatory Capital Requirements (Continued)

Dividend Restrictions

        As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company's principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is "well capitalized" as defined by regulatory guidelines. At December 31, 2017, $87.9 million of consolidated retained earnings were available to pay dividends to the Company's shareholders.

        The Qualified Thrift Lender ("QTL") test requires that a minimum of 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

Note 18—Condensed Financial Information of Sterling Bancorp (Parent Only)

        Financial statements of Sterling Bancorp (Parent company only) are shown below. The Parent company has no significant operating activities.

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Cash held at Bank	$97,464	$17,750
Investment in subsidiaries	241,273	193,875
Other assets	447	722

Total assets	$339,184	$212,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Subordinated notes, net	$64,889	$49,338
Other liabilities	997	737

Total liabilities	65,886	50,075
Total shareholders' equity	273,298	162,272

Total liabilities and shareholders' equity	$339,184	$212,347

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 18—Condensed Financial Information of Sterling Bancorp (Parent Only) (Continued)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
Expenses:
Interest expense	$4,070	$1,978	$43
Other	305	84	70

Total expenses	4,375	2,062	113

Loss before income tax and equity in subsidiaries income	(4,375)	(2,062)	(113)
Income tax benefit	(1,513)	(722)	(40)

Loss before equity in subsidiaries income	(2,862)	(1,340)	(73)
Equity in subsidiaries income	40,839	34,574	22,584

Net income	$37,977	$33,234	$22,511

Other comprehensive income
Equity in other comprehensive income (loss) of subsidiaries	(104)	627	(55)

Total comprehensive income	$37,873	$33,861	$22,456

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 18—Condensed Financial Information of Sterling Bancorp (Parent Only) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$37,977	$33,234	$22,511
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries income	(40,839)	(34,574)	(22,584)
Other	131	68	—
Changes in operating assets and liabilities:
Change in other assets	275	(682)	(28)
Change in other liabilities	260	737	—

Net cash used in operating activities	(2,196)	(1,217)	(101)

Cash flows from investing activities
Capital contributed to subsidiary (bank)	(22,000)	(33,250)	—
Dividends received from subsidiaries	12,635	10,067	7,766

Net cash provided by (used in) investing activities	(9,365)	(23,183)	7,766

Cash flows from financing activities
Proceeds from issuance of subordinated notes	15,611	50,000	—
Payment of debt issuance costs	(191)	(729)
Proceeds from issuance of shares of common stock, net of offering costs	85,490	—	—
Repurchase of shares of common stock	—	—	(6,291)
Dividends paid to shareholders	(9,635)	(8,567)	(7,000)

Net cash provided by (used) in financing activities	91,275	40,704	(13,291)

Net increase (decrease) in cash	79,714	16,304	(5,626)
Cash held at Bank, beginning of year	17,750	1,446	7,072

Cash held at Bank, end of year	$97,464	$17,750	$1,446

Supplemental cash flows information:
Cash paid for:
Interest	$4,025	$1,750	$43
Income taxes	—	—	—

Dividends

        The Parent received cash dividends from its subsidiaries of $12,635, $10,067 and $7,766 during the year ended December 31, 2017, and 2016 and 2015, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 19—Summary of Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$27,143	$28,586	$32,282	$34,737
Interest expense	5,272	5,555	6,786	7,822

Net interest income	21,871	23,031	25,496	26,915
Provision for loan losses	600	600	900	600
Non-interest income	5,586	2,032	6,152	2,826
Non-interest expense	9,092	9,391	10,335	11,943

Income before income taxes	17,765	15,072	20,413	17,198
Income tax expense	7,349	6,134	8,321	10,667	(a)

Net income	$10,416	$8,938	$12,092	$6,531

Income per share, basic and diluted	$0.23	$0.20	$0.27	$0.13

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$19,621	$21,624	$24,184	$25,374
Interest expense	2,924	3,646	4,286	4,989

Net interest income	16,697	17,978	19,898	20,385
Provision for loan losses	(2,143)	1,226	389	1,808
Non-interest income	5,945	2,878	5,382	1,176
Non-interest expense	7,424	8,097	8,064	9,025

Income before income taxes	17,361	11,533	16,827	10,728
Income tax expense	7,019	4,709	6,886	4,601

Net income	$10,342	$6,824	$9,941	$6,127

Income per share, basic and diluted	$0.23	$0.15	$0.22	$0.14

(a)
The fourth quarter of 2017 income tax expense includes the deferred income tax expense of $3.3 million recorded on the enactment of the Tax Cuts and Jobs Act (Note 14).

Note 20—Subsequent Events

Stock-based compensation

        On March 21, 2018, the Board of Directors approved the issuance of options to purchase 125,725 shares of common stock with an exercise price of $13.73 to certain key employees. The options vest in installments of 50% in each of the third and fourth year after the date of grant and have a maximum term of ten years. Also, the Board of Directors approved the issuance of 39,655 restricted stock awards

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)

Note 20—Subsequent Events (Continued)

to certain key employees and non-employee directors. The restricted stock awards of 33,100 issued to key employees vest in installments of 50% in each of the third and fourth year after the date of grant. The 6,555 restricted stock awards issued to non-employee directors vest on the first anniversary of the grant date. The stock option awards and restricted stock awards were issued at fair market value on the date of grant.

Sale of Mortgage Loans

        In December 2017, the Company committed to sell a portfolio of residential real estate loans to third-party investors. In January 2018, the Company received net proceeds of $113.8 million and recorded a gain of $4.0 million on the sale of residential real estate loans. Servicing of the loan portfolio sold was retained by the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Limitations on Controls

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods in the SEC's rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures required by paragraph (b) of 13a-15 or 15d-15 were effective as of December 31, 2017.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rule and regulations of the Securities and Exchange Commission for newly public companies and our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information with respect to our board of directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our board of directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2017 ("Proxy Statement"), which information is incorporated herein by reference. Information regarding our executive officers is included in Part I hereof under "Executive Officers of the Registrant." The information regarding the Audit Committee of our board of directors and the information regarding audit committee financial experts are set forth under the caption "Board of Directors and Committees" in our Proxy Statement, which is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information with respect to executive compensation and the report of the compensation committee of our board of directors is set forth in the Proxy Statement, which information and report are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to security ownership of certain owners and management is set forth in the Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information with respect to certain relationships and related transactions and director independence is set forth in the Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information with respect to principal accountant fees and services is set forth in the Proxy Statement, which information is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
1.    All Financial Statements and Supplemental Information

    The Company's financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

  2.
  Financial Statement Schedules

    All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Part II, Item 8.

  3.
  Exhibits

    The Exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)
Exhibits

				Incorporated by reference
Exhibit number		Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.2		Second Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		S-1/A		3.2	10/31/17
3.4		Amended and Restated Bylaws of Sterling Bancorp, Inc.		S-1/A		3.4	10/31/17
4.1		Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/17
10.1	*	Employment Agreement by and among Sterling Bancorp, Inc., Sterling Bank & Trust, F.S.B. and Gary Judd.		S-1		10.1	10/19/17
10.2	*	Amended and Restated Employment Agreement by and among Sterling Bancorp, Inc., Sterling Bank & Trust, F.S.B. and Gary Judd.		S-1		10.2	10/19/17
10.3	*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan.		S-1/A		10.3	11/07/17
10.4		Form of Subordinated Note Purchase Agreement by and among Sterling Bancorp, Inc. and the several purchasers of the Subordinated Notes and Form of Note.		S-1		10.4	10/19/17
21		Subsidiaries of Sterling Bancorp, Inc.		S-1		21	10/19/17
23.1		Consent of Crowe Horwath LLP.	X
31.1		Section 302 Certification—CEO.	X
31.2		Section 302 Certification—CFO.	X
32.1		Section 906 Certification—CEO.	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
32.2	Section 906 Certification—CFO.	X

*
Indicates a management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP, INC. (Registrant)
By:	/s/ THOMAS LOPP Thomas Lopp President Chief Operations Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 28, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GARY JUDD Gary Judd	Chief Executive Officer and Chairman (Principal Executive Officer)	March 28, 2018
/s/ THOMAS LOPP Thomas Lopp	President, Chief Operations Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2018
/s/ BARRY ALLEN Barry Allen	Director	March 28, 2018
/s/ JON FOX Jon Fox	Director	March 28, 2018
/s/ SETH MELTZER Seth Meltzer	Director	March 28, 2018
/s/ SANDRA SELIGMAN Sandra Seligman	Director	March 28, 2018

Signatures	Title	Date

/s/ PETER SINATRA Peter Sinatra	Director	March 28, 2018
/s/ RACHEL TRONSTEIN STEWART Rachel Tronstein Stewart	Director	March 28, 2018
/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	March 28, 2018
/s/ LYLE WOLBERG Lyle Wolberg	Director	March 28, 2018