Form 10-Q
period 2018-03-31
Sterling Bancorp, Inc.
filed 2018-05-14
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-38290

Sterling Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3163775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Towne Square, Suite 1900

Southfield, Michigan 48076

(248) 355-2400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a	Emerging growth company ☒
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 11, 2018, there were 53,002,963 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$37,541	$40,147
Investment securities	124,956	126,848
Mortgage loans held for sale	200,467	112,866
Loans, net of allowance for loan losses of $19,132 and $18,457	2,580,560	2,594,357
Accrued interest receivable	11,936	11,493
Mortgage servicing rights, net	7,780	6,496
Leasehold improvements and equipment, net	7,705	7,043
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	30,837	30,680
Deferred tax asset, net	7,234	6,847
Other assets	2,366	2,231
Total assets	$3,034,332	$2,961,958

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$75,062	$73,682
Interest-bearing deposits	2,216,103	2,171,428
Total deposits	2,291,165	2,245,110
Federal Home Loan Bank borrowings	342,937	338,000
Subordinated notes, net	64,923	64,889
Accrued expenses and other liabilities	46,795	40,661
Total liabilities	2,745,820	2,688,660

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, voting, no par value, authorized 500,000,000 shares; issued and outstanding 53,002,963 and 52,963,308 shares at March 31, 2018 and December 31, 2017, respectively	111,238	111,238
Additional paid-in capital	12,425	12,416
Retained earnings	164,984	149,816
Accumulated other comprehensive loss	(135)	(172)
Total shareholders’ equity	288,512	273,298
Total liabilities and shareholders’ equity	$3,034,332	$2,961,958

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Interest income
Interest and fees on loans	$35,856	$26,759
Interest and dividends on investment securities	819	365
Other interest	114	19
Total interest income	36,789	27,143

Interest expense
Interest on deposits	6,589	3,534
Interest on Federal Home Loan Bank borrowings	833	830
Interest on subordinated notes and other	1,172	908
Total interest expense	8,594	5,272

Net interest income	28,195	21,871
Provision for loan losses	641	600
Net interest income after provision for loan losses	27,554	21,271

Non-interest income
Service charges and fees	618	409
Investment management and advisory fees	623	552
Gain on sale of mortgage loans held for sale	65	187
Gain on sale of portfolio loans	3,941	3,865
Unrealized losses on equity securities	(64)	—
Income on cash surrender value of bank-owned life insurance	295	291
Other income	559	282
Total non-interest income	6,037	5,586

Non-interest expense
Salaries and employee benefits	6,649	5,410
Occupancy and equipment	1,546	1,389
Professional fees	622	369
Advertising and marketing	349	192
FDIC assessments	543	242
Data processing	288	207
Other	1,506	1,283
Total non-interest expense	11,503	9,092

Income before income taxes	22,088	17,765
Income tax expense	6,339	7,349
Net income	$15,749	$10,416

Income per share, basic and diluted	$0.30	$0.23

Weighted average common shares outstanding, basic and diluted	52,963,308	45,271,000

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$15,749	$10,416
Other comprehensive income (loss), net of tax:
Unrealized losses on investment securities, arising during the year, net of income tax of ($3) and ($16) in 2018 and 2017, respectively	(13)	(29)
Less: reclassification adjustment for (gains) losses included in net income	—	—
Total other comprehensive loss	(13)	(29)
Comprehensive income	$15,736	$10,387

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Voting	Nonvoting	Capital	Earnings	Loss	Equity
Balance at January 1, 2017	$22,863	$2,885	$15,118	$121,446	$(40)	$162,272
Net income	—	—	—	10,416	—	10,416
Capital contributions from controlling member of merged entity (Note 1)	—	—	218	—	—	218
Other comprehensive loss	—	—	—	—	(29)	(29)
Dividends distributed ($0.04 per share)	—	—	—	(1,767)	—	(1,767)
Balance at March 31, 2017	$22,863	$2,885	$15,336	$130,095	$(69)	$171,110

Balance at January 1, 2018	$111,238	$—	$12,416	$149,816	$(172)	$273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities (Note 3)	—	—	—	(50)	50	—
Net income	—	—	—	15,749	—	15,749
Stock-based compensation	—	—	9	—	—	9
Other comprehensive loss	—	—	—	—	(13)	(13)
Dividends distributed ($0.01 per share)	—	—	—	(531)	—	(531)
Balance at March 31, 2018	$111,238	$—	$12,425	$164,984	$(135)	$288,512

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$15,749	$10,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	641	600
Deferred income taxes	(387)	327
Unrealized losses on equity securities	64	—
Amortization and (accretion), net, debt securities available for sale	(69)	3
Depreciation and amortization of leasehold improvements and equipment	318	268
Amortization of intangible asset	113	113
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(7,424)	(6,326)
Proceeds from the sale of mortgage loans held for sale	6,165	9,695
Gain on sale of mortgage loans held for sale	(65)	(187)
Gain on sale of portfolio loans	(3,941)	(3,865)
Increase in cash surrender value of bank-owned life insurance	(157)	(166)
Net change in servicing assets	237	250
Other	43	33
Change in operating assets and liabilities:
Accrued interest receivable	(443)	(261)
Other assets	(245)	153
Accrued expenses and other liabilities	6,134	8,783
Net cash provided by operating activities	16,733	19,836

Cash Flows From Investing Activities
Maturities and principal receipts of investment securities	26,615	23,671
Purchases of investment securities	(24,734)	(35,234)
Loans originated, net of repayments	(182,870)	(123,695)
Proceeds from the sale of portfolio loans	112,169	105,184
Purchase of leasehold improvements and equipment	(980)	(659)
Net cash used in investing activities	(69,800)	(30,733)

Cash Flows From Financing Activities
Net increase in deposits	46,055	107,003
Proceeds from advances from Federal Home Loan Bank	505,000	660,000
Repayments of advances from Federal Home Loan Bank	(513,000)	(735,000)
Net change in line of credit with Federal Home Loan Bank	12,937	(11,083)
Capital contributions from controlling member of merged entity	—	218
Dividends paid to shareholders	(531)	(1,767)
Net cash provided by financing activities	50,461	19,371
Net increase (decrease) in cash and due from banks	(2,606)	8,474
Cash and due from banks at beginning of period	40,147	22,124
Cash and due from banks at end of period	$37,541	$30,598

Supplemental cash flows information
Cash paid:
Interest	$6,333	$5,011
Income taxes	—	—
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	198,184	—
Transfers of residential real estate loans from mortgage loans held for sale	2,158	—

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank which was formed in 1984. The Bank originates construction, residential and commercial real estate loans, commercial lines of credit, and other consumer loans and receives deposits from its customers located primarily in California and Michigan. The Bank operates through a network of 28 branches: one branch at its headquarters, 25 branches located in San Francisco and Los Angeles, California and two branches located in New York, New York. Additionally, the Bank’s operations include a registered investment advisory business with assets held under management of $451 million at March 31, 2018.

The Company is headquartered in Southfield, Michigan and its operations are in the financial services industry. Management evaluates the performance of its business based on one reportable segment, community banking.

The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (“Federal Reserve”). The Bank is a federally chartered stock savings bank which is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) of the U.S. Department of Treasury and the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Home Loan Bank (“FHLB”) system.

Initial Public Offering

In November 2017, the Company completed its initial public offering whereby it issued and sold 7,692,308 shares of common stock at a public offering price of $12.00 per share. The Company received net proceeds of $85.5 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of $1.3 million. The Company continues to use the proceeds to support the Bank’s growth initiatives.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2018, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments, consisting of a normal and recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any future annual or interim period. The consolidated balance sheet at December 31, 2017 included herein was derived from the audited financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Merger of Quantum Fund, LLC

On April 24, 2017, the Bank acquired all the outstanding equity interests of Quantum Fund, LLC, an entity controlled by the Company’s principal shareholder who owned, directly and indirectly 80% of the members’ interests with the remaining 20% members’ interest held by a member of the Board of Directors of the Company and Bank, for $2.9 million in cash. The entity operated a registered investment advisory business with assets held under management of approximately $425 million.

In 2017, the Bank recorded the assets and liabilities transferred at their carrying amounts, consisting primarily of a customer-related intangible asset, in the accounts of the entity transferred. Prior to 2017, the consolidated financial statements have been retrospectively adjusted to include the results of the Company and its wholly-owned subsidiary, and the entity under common control on a combined basis, since the entities were under common control.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, and an entity under common control that was merged with the Company in April 2017 (Note 1). All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Fair Value Measurements

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Bank uses present value techniques and other valuations methods, as disclosed in Note 11, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record other assets and liabilities on a nonrecurring basis, such as impaired loans, other real estate owned, nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments generally involve write-downs of individual assets or application of lower of amortized cost or fair value accounting.

Concentration of Credit Risk

The Company’s loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At March 31, 2018 and December 31, 2017, residential real estate loans accounted for 82%, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At March 31, 2018 and December 31, 2017, approximately 96% and 95% of the loan portfolio was originated in California, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Investment Securities

Investment securities includes available for sale debt securities and equity securities.

Debt Securities

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the investment securities when they are purchased.

Debt securities available for sale are stated at fair value, with unrealized gains and losses excluded from income and shown as a separate component of shareholders’ equity in accumulated other comprehensive income (loss), net of income taxes. Held to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the contractual life of the investment security using the effective interest method or, in the case of mortgage-backed securities, over the estimated life of the investment security using the effective yield method.

Interest income includes amortization or accretion of purchase premium or discount. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

Management evaluates the debt securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether a decline is other-than-temporary involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. A charge is recognized against income for all or a portion of the impairment if the loss is determined to be other than temporary.

If the Bank intends to sell the debt security or it is more likely than not that the Bank will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in the condensed consolidated statements of income. If the Bank does not intend to sell the debt security and it is more likely than not that the Bank will not be required to sell the debt security prior to recovery of its amortized cost basis, only the current period credit loss of any impairment of a debt security is recognized in the condensed consolidated statements of income, with the remaining impairment recorded in other comprehensive income (loss).

Equity Securities

Beginning January 1, 2018, equity securities with readily determinable fair values are stated at fair value with unrealized and realized gains and losses reported in income. Those equity securities without readily determinable fair values are recorded at cost less any impairments, adjusted for subsequent observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any changes in the carrying value of the equity investments are recognized in net income.  Refer to Note 3, Investment Securities.

For periods prior to January 1, 2018, equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

The Company performs a qualitative assessment each reporting period to identify impairment. When a qualitative assessment indicates that an impairment exists, the Company determines the fair value of the investment and records an impairment loss equal to the difference between the fair value and the carrying amount of the investment in net income.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities in the condensed consolidated statements of income. Cash dividends received amounted $390 and $196 for the three months ended March 31, 2018 and 2017, respectively.

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts to provide goods or services to its customers. The core principle of ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performed obligations are satisfied.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of the adoption date. The adoption of ASC 606 did not result in a change in the accounting for any of the in-scope revenue streams; as such no cumulative effect adjustment was recorded. The majority of the Company’s revenues are from interest income and other sources, including loans and investment securities, as well as fees related to mortgage servicing activities, that are not within the scope of ASC 606 and subject to other accounting guidance. The Company’s services that are within the scope of ASC 606 are recorded within non-interest income which includes investment management and advisory fees, service charges on deposit accounts, interchange income and other service charges and fees. Descriptions of these activities that are within the scope of ASC 606, which are presented in the condensed consolidated statements of income as components of non-interest income, are as follows:

Service charges on deposit accounts: The Bank earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Bank fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Bank satisfies the performance obligations. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Investment management and advisory fees: The Bank enters into a contract with its customer to provide asset management services that will continue indefinitely unless terminated in writing by either party to the other.  The Bank receives a quarterly management fee, payable in advance, based on the customer’s assets held under management at the beginning of the period. These fees are earned over time as the Bank provides the contracted services and are assessed based on a tiered rate applied to the market value of assets held under management. The Bank does not earn performance-based incentives.

Interchange fees: The Bank earns interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Such interchange activity is shown on a net basis through other non-interest income.

Other service charges and fees: Other charges and fees includes revenue generated from wire transfers, lockboxes, and bank issuance of checks.  Such fees are recognized at the point in time the customer requests the service and the service has been rendered.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2018 and 2017 that are within the scope of ASC 606:

	Three Months Ended March 31,
	2018	2017
Non-Interest Income:
Service charges on deposit accounts*	$52	$40
Investment management and advisory fees	623	552
Interchange fees*	25	26
Other service charges and fees*	7	3
Not within the scope of ASC 606	5,330	4,965
Total non-interest income	$6,037	$5,586

* Included in service charges and fees in the condensed consolidated statements of income

Contract Balances

The Bank’s noninterest revenue streams are largely based on transactional activity, or month-end revenue accruals such as investment management and advisory fees based on the customer’s assets held under management at the beginning of the period.  Consideration is often received immediately or shortly thereafter, and the Bank satisfies its performance obligation and recognizes revenue over time. At March 31, 2018 and December 31, 2017, the Bank had a contract asset balance of $82 and $91 respectively, which was recorded in other assets in the condensed consolidated balance sheets.

Stock-based compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee members of the Company’s Board of Directors, based on the fair value of these awards at the date of grant. The fair value of stock options is estimated using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

Compensation cost is recorded over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. The Company’s accounting policy is to record forfeitures in the period that they occur.

Income per Share, Basic and Diluted

Basic income per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share represents net income divided by the weighted average number of common shares outstanding during the period, plus the effect of outstanding dilutive potential common shares.

Recently Issued Accounting Guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU No. 2016-13 but expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which require lessees to recognize the following for all leases, except for short-term leases, at the commencement date: (1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged. ASU No. 2016-02 will also require expanded disclosures. ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU No. 2016-02 on its financial condition and results of operations. The Company will record a right-of-use asset and a lease liability on its consolidated balance sheet for the leases of its facilities in place at adoption of this ASU.

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses:

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$118,764	$—	$(224)	$118,540
Collateralized mortgage obligations	1,888	67	—	1,955
Collateralized debt obligations	311	—	(13)	298
Total	$120,963	$67	$(237)	$120,793

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$120,216	$—	$(174)	$120,042
Collateralized mortgage obligations	1,953	55	—	2,008
Collateralized debt obligations	606	—	(35)	571
Total	$122,775	$55	$(209)	$122,621

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of shareholders’ equity as of March 31, 2018 and December 31, 2017.

There were no sales of debt securities available for sale for the three months ended March 31, 2018 and 2017.

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at March 31, 2018 are shown by contractual maturity. Mortgage-backed securities and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$118,764	$118,540
Collateralized mortgage obligations	1,888	1,955
Collateralized debt obligations	311	298
Total	$120,963	$120,793

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The table summarizes debt securities available for sale, at fair value, with unrealized losses at March 31, 2018 and December 31, 2017 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$118,540	$(224)	$—	$—	$118,540	$(224)
Collateralized debt obligations	—	—	298	(13)	298	(13)
Total	$118,540	$(224)	$298	$(13)	$118,838	$(237)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$120,042	$(174)	$—	$—	$120,042	$(174)
Collateralized debt obligations	—	—	571	(35)	571	(35)
Total	$120,042	$(174)	$571	$(35)	$120,613	$(209)

At March 31, 2018, the Company’s debt securities portfolio consisted of 9 debt securities, with 7 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary.  All interest and dividends are considered taxable.

The Company holds a collateralized debt obligation with a carrying value of $298 and $571 at March 31, 2018 and December 31, 2017, respectively. The security was rated high quality at inception, but it was subsequently rated by Moody’s as B1, which is defined as “extremely speculative.” The issuers of the security are primarily banks. The Company uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The security remained classified as available for sale and represented $13 and $35 of the unrealized losses reported at March 31, 2018 and December 31, 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At March 31, 2018 and December 31, 2017, equity securities totaled $4,163 and $4,227, respectively. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) and early adopted ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). ASU No. 2016-01 requires equity investments, except those investments accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income. Also, for equity investments without readily determinable fair values, ASU No. 2016-01 provides a new measurement alternative. ASU No. 2016-01 requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income. ASU No. 2018-03 clarifies certain aspects of the guidance in ASU No. 2016-01 primarily pertaining to the measurement alternative for equity securities without readily determinable fair values.

On January 1, 2018, the Company recorded a cumulative-effect adjustment to decrease retained earnings by $50 with offsetting adjustment to accumulated other comprehensive income. Beginning January 1, 2018, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

At March 31, 2018 and December 31, 2017, equity securities with readily determinable fair values were $3,917 and $3,981, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statement of income during the three months ended March 31, 2018:

Three months ended March 31, 2018
Net losses recorded during the period on equity securities	$(64)
Less: Net losses recorded during the period on equity securities sold during the period	—
Unrealized losses recorded during the period on equity securities held at the reporting date	$(64)

The Company has elected to account for its investment in a thinly traded, restricted stock reported at $246 at March 31, 2018 and December 31, 2017 using the measurement alternative for equity securities without readily determinable fair values.

Note 4—Loans

Major categories of loans were as follows:

	March 31,	December 31,
	2018	2017
Construction loans	$179,846	$192,319
Residential real estate loans, mortgage	2,134,447	2,132,641
Commercial real estate loans, mortgage	239,204	247,076
Commercial and industrial loans, lines of credit	46,166	40,749
Other consumer loans	29	29
Total loans	2,599,692	2,612,814
Less: allowance for loan losses	(19,132)	(18,457)
Loans, net	$2,580,560	$2,594,357

Loans with carrying values of $1,038.7 million and $968.4 million were pledged as collateral on FHLB borrowings at March 31, 2018 and December 31, 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2018 and 2017:

March 31, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457
Provision for loan losses	760	(782)	501	147	—	15	641
Charge offs	—	—	—	—	—	—	—
Recoveries	1	2	31	—	—	—	34
Total ending balance	$2,979	$11,499	$2,572	$616	$1	$1,465	$19,132

March 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$679	$11,863	$915	$373	$2	$990	$14,822
Provision for loan losses	185	—	147	3	—	265	600
Charge offs	—	—	—	—	—	—	—
Recoveries	95	10	40	—	—	—	145
Total ending balance	$959	$11,873	$1,102	$376	$2	$1,255	$15,567

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017:

March 31, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$46	$11	$95	$—	$—	$152
Collectively evaluated for impairment	2,979	11,453	2,561	521	1	1,465	18,980
Total ending allowance balance	$2,979	$11,499	$2,572	$616	$1	$1,465	$19,132
Loans:
Loans individually evaluated for impairment	$—	$122	$2,774	$335	$—	$—	$3,231
Loans collectively evaluated for impairment	179,846	2,134,325	236,430	45,831	29	—	2,596,461
Total ending loans balance	$179,846	$2,134,447	$239,204	$46,166	$29	$—	$2,599,692

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

December 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$37	$19	$98	$—	$—	$154
Collectively evaluated for impairment	2,218	12,242	2,021	371	1	1,450	18,303
Total ending allowance balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457
Loans:
Loans individually evaluated for impairment	$—	$122	$2,804	$343	$—	$—	$3,269
Loans collectively evaluated for impairment	192,319	2,132,519	244,272	40,406	29	—	2,609,545
Total ending loans balance	$192,319	$2,132,641	$247,076	$40,749	$29	$—	$2,612,814

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At March 31, 2018			At December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance for loan losses recorded:
Commercial real estate, retail	$1,415	$1,228	$—	$1,431	$1,247	$—
Commercial lines of credit, private banking	145	145	—	147	147	—
Subtotal	1,560	1,373	—	1,578	1,394	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	122	122	46	122	122	37
Commercial real estate, offices	1,558	1,546	11	1,567	1,557	19
Commercial lines of credit, private banking	190	190	95	196	196	98
Subtotal	1,870	1,858	152	1,885	1,875	154
Total	$3,430	$3,231	$152	$3,463	$3,269	$154

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018			2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Residential real estate, construction	$—	$—	$—	$—	$—	$—
Commercial real estate:
Retail	1,238	16	10	1,308	17	17
Gas stations	—	—	—	31	—	—
Commercial lines of credit, private banking	146	2	2	153	2	2
Subtotal	1,384	18	12	1,492	19	19
With an allowance recorded:
Residential real estate, first mortgage	122	1	1	122	1	4
Commercial real estate, offices	1,550	21	14	1,587	19	19
Commercial lines of credit, private banking	193	3	2	213	3	3
Subtotal	1,865	25	17	1,922	23	26
Total	$3,249	$43	$29	$3,414	$42	$45

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$4,912	$129	$573	$131
Commercial real estate:
Retail	74	—	79	—
Total	$4,986	$129	$652	$131

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The following tables present the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans:

March 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$179,846	$179,846
Residential real estate:
Residential first mortgage	731	48	5,041	5,820	2,109,748	2,115,568
Residential second mortgage	295	—	—	295	18,584	18,879
Commercial real estate:
Retail	—	—	74	74	10,423	10,497
Apartments	—	—	—	—	61,388	61,388
Offices	—	—	—	—	25,592	25,592
Hotel	—	—	—	—	103,653	103,653
Industrial	—	—	—	—	11,317	11,317
Gas stations	—	—	—	—	1,036	1,036
Other	—	—	—	—	25,721	25,721
Commercial lines of credit:
Private banking	—	—	—	—	26,587	26,587
C&I lending	—	—	—	—	19,579	19,579
Other consumer loans	—	—	—	—	29	29
Total	$1,026	$48	$5,115	$6,189	$2,593,503	$2,599,692

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$192,319	$192,319
Residential real estate:
Residential first mortgage	8,902	392	704	9,998	2,105,142	2,115,140
Residential second mortgage	107	—	—	107	17,394	17,501
Commercial real estate:
Retail	—	—	79	79	10,530	10,609
Apartments	—	—	—	—	59,582	59,582
Offices	—	—	—	—	26,571	26,571
Hotel	—	—	—	—	103,195	103,195
Industrial	—	—	—	—	15,907	15,907
Gas stations	—	—	—	—	1,067	1,067
Other	—	—	—	—	30,145	30,145
Commercial lines of credit:
Private banking	—	—	—	—	22,898	22,898
C&I lending	—	—	—	—	17,851	17,851
Other consumer loans	—	—	—	—	29	29
Total	$9,009	$392	$783	$10,184	$2,602,630	$2,612,814

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

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

Troubled Debt Restructurings

At March 31, 2018 and December 31, 2017, the balance of outstanding loans identified as troubled debt restructurings was $3,041 and $3,073, respectively. The Company has an allowance for loan losses of $57 and $56 on these loans at March 31, 2018 and December 31, 2017, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

The terms of certain loans have been modified as troubled debt restructurings by the Company. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; extension of the amortization period of the loan; change in loan payments to interest only for a defined period for the loan; or a permanent reduction of the recorded investment in the loan. During the three months ended March 31, 2018 and 2017, the Company did not modify any loans as a troubled debt restructuring.

The terms of certain other loans have been modified during the three months ended March 31, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment. These other loans that were modified were not considered significant.

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

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

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

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

At March 31, 2018 and December 31, 2017, the risk rating of loans by class of loans was as follows:

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$160,343	$16,049	$3,454	$—	$179,846
Residential real estate:
Residential first mortgage	2,110,600	—	4,339	629	2,115,568
Residential second mortgage	18,879	—	—	—	18,879
Commercial real estate:
Retail	9,268	—	1,229	—	10,497
Apartments	59,798	1,590	—	—	61,388
Offices	25,592	—	—	—	25,592
Hotel	103,653	—	—	—	103,653
Industrial	11,317	—	—	—	11,317
Gas stations	1,036	—	—	—	1,036
Other	20,379	4,704	638	—	25,721
Commercial lines of credit:
Private banking	26,397	—	190	—	26,587
C&I lending	18,706	873	—	—	19,579
Other consumer loans	29	—	—	—	29
Total	$2,565,997	$23,216	$9,850	$629	$2,599,692

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$177,241	$11,670	$3,408	$—	$192,319
Residential real estate:
Residential first mortgage	2,114,511	—	109	520	2,115,140
Residential second mortgage	17,501	—	—	—	17,501
Commercial real estate:
Retail	9,363	1,167	79	—	10,609
Apartments	58,472	1,110	—	—	59,582
Offices	26,571	—	—	—	26,571
Hotel	103,195	—	—	—	103,195
Industrial	15,907	—	—	—	15,907
Gas stations	1,067	—	—	—	1,067
Other	24,741	4,733	671	—	30,145
Commercial lines of credit:
Private banking	22,702	—	196	—	22,898
C&I lending	17,851	—	—	—	17,851
Other consumer loans	29	—	—	—	29
Total	$2,589,151	$18,680	$4,463	$520	$2,612,814

During the three months ended March 31, 2018 and 2017, the Bank sold pools of residential real estate mortgages for $112.2 million and $105.2 million, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the consolidated balance sheets and recognition of gain on sale of portfolio loans of $3.9 million for each of the three months ended March 31, 2018 and 2017, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer of the mortgages.

Note 5—Mortgage Servicing Rights

The Bank records servicing assets from the sale of mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at March 31, 2018 and December 31, 2017 are as follows:

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Residential real estate mortgage loan portfolios serviced for:
FNMA	$72,707	$73,039
FHLB	93,402	92,697
Private investors	518,557	442,984

Custodial escrow balances maintained with these serviced loans were $15,458 and $11,944 at March 31, 2018 and December 31, 2017, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended March 31,
	2018	2017
Mortgage servicing rights:
Beginning of period	$6,706	$4,454
Additions	1,521	1,260
Amortization	(426)	(260)
End of period	7,801	5,454
Valuation allowance at beginning of period	210	40
Additions (recoveries)	(189)	(10)
Valuation allowance at end of period	21	30
Net carrying amount	$7,780	$5,424

Mortgage servicing assets were $7,780 and $6,496 at March 31, 2018 and December 31, 2017, respectively. Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $477 and $169 for the three months ended March 31, 2018 and 2017, respectively, and were included in other non-interest income in the condensed consolidated statements of income.

The fair value of mortgage servicing rights was $9,074 and $7,086 at Mach 31, 2018 and December 31, 2017, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at March 31, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 31.2%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2017 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 36.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

Note 6—Deposits

Time deposits, included in interest-bearing deposits, were $679,622 and $663,472 at March 31, 2018 and December 31, 2017, respectively. Time deposits includes brokered deposits of $79,510 and $156,084 at March 31, 2018 and December 31, 2017, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $150,523 and $129,101 at March 31, 2018 and December 31, 2017, respectively.

Note 7—Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	Interest Rates	December 31, 2017	Interest Rates
Short-term fixed rate advances	$125,000	1.78%	$148,000	1.47% - 1.56%
Short-term adjustable rate advances	15,000	2.06%*	—
Total short-term FHLB advances	140,000		148,000
Long-term fixed rate advances	190,000	0.98%-1.18%	190,000	0.98% - 1.18%
Total FHLB advances	330,000		338,000
FHLB overdraft line of credit	12,937	2.06%*	—
Total	$342,937		$338,000

*At period end.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

FHLB Advances

At March 31, 2018, fixed rate advances totaled $315,000 with maturity dates ranging from April 2018 to October 2026. Also, at March 31, 2018, the Bank had a variable rate advance of $15,000 (interest rate of 2.06% at March 31, 2018) with a maturity date of September 2018.

Interest on advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At March 31, 2018, advances totaling $157,000 were callable by the FHLB as follows: $67,000 in September 2021; and $90,000 in October 2021. At March 31, 2018, the Bank had additional borrowing capacity of $374 million from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the three months ended March 31, 2018 and 2017 was $3,673 and $14,597, respectively. At March 31, 2018, the Bank had $12,937 outstanding under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 2.06% and 1.67% at March 31, 2018 and December 31, 2017, respectively. The agreement has a one-year term and terminates in October 2018.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $1,038.7 million at March 31, 2018.

Other Borrowings

The Company had available credit lines with other banks totaling $60 million. There were no amounts outstanding under these credit lines at March 31, 2018 and December 31, 2017.

Note 8—Subordinated Notes, net

The subordinated notes were as follows:

	March 31, 2018	December 31, 2017
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	575	588
Unamortized debt issuance costs	(652)	(699)
Total	$64,923	$64,889

In August 2017, the Company issued an additional $15 million in aggregate principal amount of subordinated notes to accredited investors. The terms of the subordinated note purchase agreements were substantially identical to the subordinated notes that were previously issued in 2016 (collectively, “Notes”), except that the first interest payment on the subordinated notes included accrued interest from April 15, 2017. The Company recorded a premium of $611 and debt issuance costs of $191 upon issuance of the notes.

During the period April through September 2016, the Company issued subordinated notes to accredited investors in the aggregate principal amount of $50 million. Issuance costs of $729 were netted against the proceeds.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,172 and $908 for the three months ended March 31, 2018 and 2017, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 1 capital of the Bank and Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined below.

Note 9—Stock-based Compensation

The Board of Directors established a 2017 Omnibus Equity Incentive Plan (“The Plan”) which was approved by the shareholders in October 2017. The Plan provides for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and Board of Directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. The stock option awards generally vest in installments of 50% in each of the third and fourth year after the date of grant and have a maximum term of ten years.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. Estimating the grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatilities are based on a weighted average of the Company’s historic volatility and an implied volatility for a group of industry-relevant bank holding companies as of the measurement date. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term). The risk-free rate for the expected term of the option is based upon U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield represents what the Company anticipates will be declared during the expected term of the options.

On March 21, 2018, the Board of Directors approved the issuance of options to purchase 92,625 shares of common stock with an exercise price of $13.73 to certain key employees which are accounted for as equity awards. These options to purchase shares of common stock had a weighted average grant-date fair value of $4.56 per option. The grant-date fair value of each stock option award for the three months ended March 31, 2018 is estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

Exercise price of options	$13.73
Risk-free interest rate	2.80%
Expected term (in years)	6.75
Expected stock price volatility	23.7%
Dividend yield	.29%

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2018	—	$—	—	$—
Granted	92,625	13.73
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2018	92,625	$13.73	9.97	$—

The Company recorded share-based compensation expense associated with stock options of $3 for the three months ended March 31, 2018. At March 31, 2018, there was $419 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.75 years. No options are exercisable at March 31, 2018.

Restricted Stock Awards

The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

On March 21, 2018, the Board of Directors approved the issuance of 39,655 restricted stock awards to certain key employees and non-employee directors. The restricted stock awards of 33,100 issued to key employees vest in installments of 50% in each of the third and fourth year after the date of grant. The 6,555 restricted stock awards issued to non-employee directors vest on the first anniversary of the grant date. The restricted stock awards were issued with a weighted average grant-date fair value of $13.60. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest.

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded share-based compensation expense associated with restricted stock awards of $6 for the three months ended March 31, 2018. At March 31, 2018, there was $534 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.48 years.

Note 10— Income Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially dilutive common shares using the treasury stock method.

For the three months ended March 31, 2018 basic income per share and diluted income per share were the same since the effect of the potential dilutive securities were considered antidilutive.  Potentially dilutive securities, consisting of 39,655 nonvested restricted shares of common stock and 92,625 options to purchase shares of common stock, were excluded from the diluted per share calculation.  There were no dilutive securities outstanding for the three months ended March 31, 2017.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

In September 2017, the Board of Directors approved a 1,000 for one stock split to be effected as a stock dividend on the Company’s common stock. The stock split was effected on September 11, 2017. All share and per share amounts have been retroactively adjusted to reflect the stock split for the three months ended March 31, 2017.

Note 11—Fair Values of Financial Instruments

The Company’s financial instruments include assets carried at fair value, as well as assets carried at cost or amortized cost but disclosed at fair value in these consolidated financial statements. Fair value is defined as the exit price, the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2018 and December 31, 2017:

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

		Fair Value Measurements at March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$118,540	$118,540	$—	$—
Collateralized mortgage obligations	1,955	—	1,955	—
Collateralized debt obligations	298	—	—	298
Equity securities	3,917	3,917	—	—

		Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$120,042	$120,042	$—	$—
Collateralized mortgage obligations	2,008	—	2,008	—
Collateralized debt obligations	571	—	—	571
Equity securities	4,227	3,981	—	246	*

*  The Company has elected to account for its investment in a thinly traded, restricted stock with a carrying value of $246 using the measurement alternative for equity securities without a readily determinable fair value therefore, the investment is excluded from the fair value measurement disclosures at March 31, 2018.

There were no transfers between Level 1 and Level 2 during 2018 and 2017.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2018 and December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	March 31, 2018		December 31, 2017
	Collateralized Debt Obligations	Equity Securities	Collateralized Debt Obligations	Equity Securities
Balance of recurring Level 3 assets at beginning of period	$571	$—	$585	$529
Total gains or losses (realized/unrealized):
Included in income-realized	—	—	—	—
Included in other comprehensive income (loss)	22	—	(10)	—
Principal maturities/settlements	(295)	—	(4)	(283)
Sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at end of period	$298	$—	$571	$246

Unrealized losses on Level 3 investments for collateralized debt obligations at March 31, 2018 was $13. In addition to the amounts included in income for the three months ended March 31, 2018 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $5. Unrealized losses on Level 3 investments for collateralized debt obligations and equity securities at December 31, 2017 were $35 and $0, respectively. In addition to the amounts included in income for the year ended December 31, 2017 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $21 and dividend income on equity securities of $15.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2018 and December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs
March 31, 2018
Collateralized debt obligations	$298	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%
December 31, 2017
Collateralized debt obligations	$571	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The significant unobservable inputs used on the fair value measurement of the Company’s collateralized debt obligations are probabilities of specific-issuer defaults and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a significantly higher fair value measurement.

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. There were no assets held at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

Fair Value of Financial Instruments

With the adoption of ASU No. 2016-01, the Company is required to calculate fair value of its financial instruments for disclosure purposes based on an exit price notion. The Company is not required to revise its prior-period disclosures of fair value for those financial instruments that may have been calculated using the entry price notion, which was acceptable prior to January 1, 2018. Therefore, the prior-period fair values disclosed may not be determined in a manner consistent with the current-period fair values disclosed because of a change in methodology.

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2018 and December 31, 2017, are as follows:

	Fair Value Measurements at March 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$37,541	$37,541	$37,541	$—	$—
Mortgage loans held for sale	200,467	204,205	—	204,205	—
Loans, net	2,580,560	2,628,979	—	—	2,628,979

Financial Liabilities
Time deposits	679,622	675,620	—	675,620	—
Federal Home Loan Bank borrowings	342,937	332,507	—	332,507	—
Subordinated notes, net	64,923	66,950	—	66,950	—

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$40,147	$40,147	$40,147	$—	$—
Mortgage loans held for sale	112,866	115,619	—	115,619	—
Loans, net	2,594,357	2,635,986	—	—	2,635,986

Financial Liabilities
Time deposits	663,472	660,380	—	660,380	—
Federal Home Loan Bank borrowings	338,000	330,004	—	330,004	—
Subordinated notes, net	64,889	67,485	—	67,485	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 12—Income Taxes

The Tax Cut and Jobs Act (the “Tax Act”) enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the change in tax rate, the Company was required to remeasure its deferred tax assets and liabilities, including the deferred tax balance attributable to items of pretax comprehensive income (loss), based on the rates at which they are expected to reverse in the future. The effect of the Tax Act of $3.3 million was recorded in deferred income tax expense in the fourth quarter and year ended December 31, 2017 which related entirely to the remeasurement of the net deferred tax asset.

The Company has implemented the new corporate tax rate in the three months ended March 31, 2018.  The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended March 31,
	2018	2017
U.S. federal statutory rate	21.0%	35.0%
Effect of:
State taxes, net of federal benefit	7.9%	6.0%
Loss incurred by pass-through entity	—%	0.7%
Income on cash surrender value of bank-owned life insurance	(0.2)%	(0.3)%
Effective tax rate	28.7%	41.4%

Note 13—Regulatory Capital Requirements

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

The final rules implementing Basel III became effective on January 1, 2015 with full compliance with all requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer is 1.875% for 2018. The net unrealized gain or loss on investment securities is not included in regulatory capital. Management believes that as of March 31, 2018, the Company and the Bank meet all regulatory capital requirements to which they are subject.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

At March 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized. There have been no conditions or events since these notifications that management believes would have changed the Bank’s category.

At March 31, 2018 and December 31, 2017, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the Capital Adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, not including the capital conservation buffer, at March 31, 2018 and December 31, 2017 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total adjusted capital to risk weighted assets
Consolidated	$371,915	20.38%	$146,022	8.00%	N/A	N/A
Bank	275,118	15.07	146,019	8.00	$182,524	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	287,860	15.77	109,517	6.00	N/A	N/A
Bank	255,986	14.02	109,515	6.00	146,019	8.00
Common Tier 1 (CET1)
Consolidated	287,860	15.77	82,138	4.50	N/A	N/A
Bank	255,986	14.02	82,136	4.50	118,641	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	287,860	9.73	118,383	4.00	N/A	N/A
Bank	255,986	8.65	118,383	4.00	147,978	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total adjusted capital to risk weighted assets
Consolidated	$365,078	20.28%	$140,447	8.00%	N/A	N/A
Bank	259,165	14.76	140,447	8.00	$175,559	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	272,732	15.53	105,336	6.00	N/A	N/A
Bank	240,708	13.71	105,336	6.00	140,447	8.00
Common Tier 1 (CET1)
Consolidated	272,732	15.53	79,002	4.50	N/A	N/A
Bank	240,708	13.71	79,002	4.50	114,114	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	272,732	9.83	110,949	4.00	N/A	N/A
Bank	240,708	8.68	110,949	4.00	138,687	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is “well capitalized” as defined by regulatory guidelines. At March 31, 2018, $139.9 million of consolidated retained earnings were available to pay dividends to the Company’s shareholders.

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

Note 14—Related Party Transactions

As disclosed in Note 1, the Company purchased an entity owned 80% by its principal shareholder and 20% by a member of the Board of Directors of the Company and Bank. At the time of the purchase in April 2017, the Director was and will continue as the Chief Executive Officer (“CEO”) of the purchased entity. For the three months ended March 31, 2017, the consolidated statements of income include compensation-related expenses of $125 for the Director’s services as CEO of this purchased entity.

From time to time, the Company makes charitable contributions to a foundation which certain members of the Board of Directors of the Company and Bank, and whom are also related to the Company’s principal shareholder, serve as trustees of the foundation. The Company paid $225 to the foundation during each of the three months ended March 31, 2018 and 2017.

The Bank leases certain storage and office space from entities owned by the Company’s principal shareholders. Amounts paid under such leases totaled $17 and $9 during the three months ended March 31, 2018 and 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The Bank provides monthly data processing and programming services to entities controlled by the Company’s principal shareholders. Aggregate fees paid amounted to $25 and $27 during the three months ended March 31, 2018 and 2017, respectively.

Note 15—Commitments and Contingencies

Legal Proceedings

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Lease Commitments

The Company leases its corporate headquarters and branch offices through noncancelable operating leases with terms that range from years 2009 to 2029, with renewal options thereafter. Rent expense was $921 and $825 for the three months ended March 31, 2018 and 2017, respectively.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At March 31, 2018, outstanding commitments to make loans consisted of fixed rate loans of $6,072 with interest rates ranging from 3.75% to 7.00% and maturities ranging from ten years to thirty years and variable rate loans of $258,464 with varying interest rates (ranging from 3.75% to 7.125% at March 31, 2018) and maturities of 25 and 30 years.

Standby Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with construction contracts between the customers and third parties. Under standby letters of credit, the Bank assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Bank arises from its obligation to make payment in the event of a customer’s contractual default. The maximum amount of potential future payments guaranteed by the Bank is limited to the contractual amount of these letters. Collateral made be obtained at exercise of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Commitments to make loans	$264,536	$268,401
Unused lines of credit	160,177	157,234
Standby letters of credit	70	70

Note 16—Subsequent Events

In March 2018, the Company committed to sell a portfolio of residential real estate loans to third-party investors. In April 2018, the Company received net proceeds of $88.0 million and recorded a gain of $3.2 million on the sale of residential real estate loans. Servicing of the loan portfolio sold was retained by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 28, 2018 with the U.S. Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The forward-looking statements in this report should be read in conjunction with other cautionary statements that are included in the items set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Since 2013, we have experienced significant growth while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In the first quarter 2017, we opened a new branch in the Los Angeles market and, in April 2018, we opened a new branch in New York City and expanded our presence in Southern California with a new branch in Chino Hills. In the near future, we plan to open an additional branch in Southern California as well as convert an existing loan production office in the Seattle market into a branch. As of March 31, 2018, the Company had total consolidated assets of $3.03 billion, total consolidated deposits of $2.29 billion and total consolidated shareholders’ equity of $288.5 million.

In the first quarter of 2018, we originated loans of $408 million, a 59% increase over the first quarter of 2017, which included $349 million in residential mortgage loans, $5 million in commercial real estate loans, $44 million in construction loans and $10 million in commercial and industrial loans. Also, we sold pools of residential real estate mortgages for $112.2 million to third-party investors. We continue to focus on the residential mortgage market, construction, and commercial real estate lending. Net interest income for the first quarter of 2018 was $28.2 million, an increase of $6.3 million, or 29% over the same period in 2017, primarily attributable to an increase in average earnings assets.  Noninterest income increased to $6.0 million in the first quarter of 2018 from $5.6 million for the same period in the prior year.

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

During the three months ended March 31, 2018, there were no significant changes to our critical accounting policies and estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC.

Discussion and Analysis of Financial Condition

The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31, 2018		At December 31, 2017
	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate:
Construction	$179,846	7%	$192,319	7%
1 - 4 family residential	2,134,447	82%	2,132,641	82%
Commercial real estate	239,204	9%	247,076	9%
Total real estate	2,553,497	98%	2,572,036	98%
Commercial	46,166	2%	40,749	2%
Consumer	29	—%	29	—%
Total loans	2,599,692	100%	2,612,814	100%
Allowance for loan losses	(19,132)		(18,457)
Loans, net	$2,580,560		$2,594,357

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at March 31, 2018:

	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
1-4 family residential	$13,807	$2,120,640	$2,134,447
Commercial real estate	20,161	219,043	239,204
Construction	—	179,846	179,846
Commercial	1,320	44,846	46,166
Consumer	29	—	29
Total	$35,317	$2,564,375	$2,599,692

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of March 31, 2018:

March 31, 2018	1 - 4 Family Residential	Commercial Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$436,499	$19,501	$179,846	$44,846	$—	$680,692
More than 6 months through 12 months	551,133	14,195	—	—	—	565,328
More than 12 months through 24 months	259,077	25,864	—	—	—	284,941
More than 24 months through 36 months	415,209	38,268	—	—	—	453,477
More than 36 months through 60 months	373,478	118,023	—	—	—	491,501
More than 60 months	85,244	3,192	—	—	—	88,436
Fixed to Maturity	13,807	20,161	—	1,320	29	35,317
Total	$2,134,447	$239,204	$179,846	$46,166	$29	$2,599,692

At March 31, 2018, $215 million, or 8.4%, of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans.  The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	March 31, 2018			December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
1 - 4 family residential	$1,026	$48	$5,041	$9,009	$392	$704
Commercial real estate	—	—	74	—	—	79
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total delinquent loans	$1,026	$48	$5,115	$9,009	$392	$783

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for economic or legal reasons related to the borrower’s financial difficulties, for which we grant a concession to the borrower that we would not consider otherwise. At March 31, 2018 and December 31, 2017, we had one troubled debt restructuring in nonaccrual with a balance of $74,000 and $79,000, respectively. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2018 and December 31, 2017, we had $129,000 and $131,000, respectively, of accruing loans past due 90 days, which consisted primarily of government guaranteed loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At March 31, 2018	At December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1):
1 - 4 family residential	$4,912	$573
Commercial Real Estate	74	79
Construction	—	—
Commercial	—	—
Consumer	—	—
Total nonaccrual loans	4,986	652
Loans past due 90 days and still accruing	129	131
Troubled debt restructurings (2)	2,967	2,994
Total nonperforming assets	$8,082	$3,777
Total loans	$2,599,692	$2,612,814
Total assets	$3,034,332	$2,961,958
Total nonaccrual loans to total loans	0.19%	0.02%
Total nonperforming assets to total assets	0.27%	0.13%

(1)                                 Loans are presented before the allowance for loan losses.

(2)                                 Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2018	2017	2017
	(Dollars in thousands)
Allowance at beginning of period	$18,457	$14,822	$14,822
Provision for loan losses	641	2,700	600
Charge offs:
1 - 4 family residential	—	(19)	—
Commercial Real Estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total charge offs	—	(19)	—
Recoveries:
1 - 4 family residential	2	261	10
Commercial Real Estate	31	569	40
Construction	1	107	95
Commercial	—	—	—
Consumer	—	17	—
Total recoveries	34	954	145
Allowance at end of period	$19,132	$18,457	$15,567
Nonperforming loans and TDRs at end of period	$8,082	$3,777	$3,703
Total loans outstanding at end of period	$2,599,692	$2,612,814	$2,018,586
Average loans outstanding during period	$2,733,759	$2,276,282	$2,044,732
Allowance for loan losses to nonperforming loans and TDRs	237%	489%	420%
Allowance for loan losses to total loans at end of period	0.74%	0.71%	0.77%
Net charge offs (recoveries) to average loans outstanding during the period	—%	(0.04)%	(0.01)%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At March 31, 2018		At December 31, 2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1 - 4 family residential	$11,499	82%	$12,279	82%
Commercial real estate	2,572	9%	2,040	9%
Construction	2,979	7%	2,218	7%
Commercial	616	2%	469	2%
Consumer	1	—%	1	—%
Unallocated	1,465	—%	1,450	—%
Total	$19,132	100%	$18,457	100%

The allowance for loan losses as a percentage of loans was .74% and .71% as of March 31, 2018 and December 31, 2017, respectively.

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off.

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

Factors considered by us in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The measurement of an impaired loan is based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent.

Construction loans, commercial real estate loans and commercial lines of credit are individually evaluated for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

At March 31, 2018 and December 31, 2017, we had impaired loans of $3.2 million and $3.3 million, respectively.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Company determines the amount to reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities at the dates indicated.

	At March 31,		At December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$118,764	$118,540	$120,216	$120,042
Non-Agency collateralized mortgage obligations	1,888	1,955	1,953	2,008
Collateralized debt obligations	311	298	606	571
Total	$120,963	$120,793	$122,775	$122,621

At March 31, 2018 and December 31, 2017, we had no investments in a single company or entity, other than government and government agency securities, with an aggregate book value in excess of 10% of our shareholders’ equity.

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment, we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2018, unrealized losses on debt securities totaled $237. Since the decline in fair value is attributable to (i) changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery, we do not consider the debt securities to be other-than-temporarily impaired at March 31, 2018.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At March 31, 2018 and December 31, 2017, equity securities totaled $4,163 and $4,227, respectively.

Deposits

Total deposits increased $46.1 million, or 2.1%, to $2.29 billion at March 31, 2018 from $2.24 billion at December 31, 2017, primarily as a result of strong growth in our money market and certificates of deposit products, partially offset by a decrease of our balance in brokered deposits. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposits greater than $250,000 and brokered deposits. Core deposits totaled $2.1 billion at March 31, 2018, or 90% of total deposits at that date. Brokered deposits totaled $80 million at March 31, 2018, down from $156 million at December 31, 2017.

Borrowings

At March 31, 2018, we had the ability to borrow a total of $754 million from the Federal Home Loan Bank, including an available line of credit of $50 million. We also had available credit lines with additional banks totaling $60 million. At March 31, 2018, outstanding FHLB borrowings totaled $343 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, between April and September 2016, we issued $50 million in aggregate principal amount of our Fixed to Floating Subordinated Notes due April 15, 2026 (the “Subordinated Notes”), and an additional $15 million in August 2017, of which $65 million remained outstanding as of December 31, 2017.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds made for one-to-two-week periods.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2018, year ended December 31, 2017 and three months ended March 31, 2017. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended			As of and for the Year Ended			As of and for the Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest Earning Assets
Loans	$2,733,759	$35,856	5.25%	$2,276,282	$120,701	5.30%	$2,044,732	$26,759	5.23%
Securities includes restricted stock	141,616	819	2.31%	113,847	1,890	1.66%	97,329	365	1.50%
Other interest earning assets	24,663	114	1.85%	14,300	157	1.10%	9,574	19	0.79%
Total interest earning assets	2,900,038	36,789	5.07%	2,404,429	122,748	5.11%	2,151,635	27,143	5.05%
Noninterest earning assets
Cash and due from banks	12,261			9,965			8,773
Other assets	47,146			46,886			45,139
Total average assets	$2,959,445			$2,461,280			$2,205,547
Interest-bearing liabilities
Savings, NOW, Money Markets	$1,525,436	$4,135	1.10%	$1,333,043	$11,985	0.90%	$1,200,209	$2,459	0.83%
Time deposits	705,824	2,454	1.41%	476,303	5,585	1.17%	422,972	1,075	1.03%
Total deposits	2,231,260	6,589	1.20%	1,809,346	17,570	0.97%	1,623,181	3,534	0.88%
FHLB borrowings	259,056	833	1.29%	299,719	3,795	1.27%	273,622	830	1.21%
Subordinated notes, net	64,901	1,172	7.22%	55,315	4,070	7.36%	49,349	908	7.36%
Total borrowings	323,957	2,005	2.48%	355,034	7,865	2.22%	322,972	1,738	2.15%
Total interest-bearing liabilities	2,555,217	8,594	1.36%	2,164,380	25,435	1.18%	1,946,152	5,272	1.10%
Noninterest- bearing liabilities:
Demand deposits	70,076			69,407			59,218
Other liabilities	50,052			39,952			32,210
Total noninterest- bearing liabilities	120,128			109,359			91,428
Shareholders’ equity	284,100			187,541			167,967
Total average liabilities and equity	$2,959,445			$2,461,280			$2,205,547
Net interest income and spread		$28,195	3.71%		$97,313	3.93%		$21,871	3.95%
Net interest margin			3.89%			4.05%			4.07%

(1)                                 Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

(2)                                 Interest income does not include taxable equivalent adjustments.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest-bearing liabilities for the periods indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (2) changes attributable to rate (change in rate multiplied by the prior year’s volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	Three Months Ended March 31, 2018 vs. 2017
	Increase (Decrease) due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Change in interest income:
Loans	$9,037	$60	$9,097
Securities includes restricted stock	207	247	454
Interest earning cash	52	43	95
Total change in interest income	9,296	350	9,646
Change in interest expense:
Saving/Now/Money Markets	764	912	1,676
Time deposits	890	489	1,379
Total deposits	1,654	1,401	3,055
FHLB borrowings and subordinated notes	257	10	267
Total change in interest expense	1,911	1,411	3,322
Change in net interest income	$7,385	$(1,061)	$6,324

Results of Operations for the Three Months Ended March 31, 2018 and 2017

General.  Net income increased $5.3 million, or 51.2%, to $15.7 million for the three months ended March 31, 2018 from the comparable 2017 period. The increase was driven by a $6.3 million increase in net interest income and a $1.0 million decrease in income tax expense partially offset by a $2.4 million increase in operating expenses.

Interest Income.  Interest income increased $9.6 million, or 35.5%, to $36.8 million for the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due to an increase in loans. The increase in interest income on loans was due to average outstanding loans increasing $689 million, or 33.7% to $2.73 billion for the three months ended March 31, 2018 from $2.04 billion for the three months ended March 31, 2017. The average rate collected on loans increased 2 basis points, or 0.02%, to 5.25% for the three months ended March 31, 2018 from 5.23% for the three months ended March 31, 2017.

Interest Expense.  Interest expense increased $3.3 million, or 63.0%, to $8.6 million for the three months ended March 31, 2018 from $5.3 million for the three months ended March 31, 2017, primarily as a result of deposit growth, an increase in average rate on interest-bearing deposits, and an increase in the average rate of our borrowings. The average rate we paid on interest-bearing deposits increased 32 basis points to 1.20% for the three months ended March 31, 2018 from 0.88 % for the three months ended March 31, 2017. Our average balance of interest-bearing deposits increased $608 million, or 37.5%, to $2.23 billion for the three months ended March 31, 2018 from $1.62 billion for the three months ended March 31, 2017.The average rate paid on borrowings increased 33 basis points to 2.48% for the three months ended March 31, 2018 from 2.15% for the three months ended March 31, 2017 due to the increase in subordinated debt and increase in borrowing rates at the FHLB.

Net Interest Income.  Net interest income increased $6.3 million, or 28.9%, to $28.2 million for the three months ended March 31, 2018 from $21.9 million for the three months ended March 31, 2017 primarily due to average earning assets increasing $748 million. Our net interest rate spread decreased 24 basis points to 3.71% for the three months ended March 31, 2018 from 3.95% for the three months ended March 31, 2017, while our net interest margin decreased 18 basis points to 3.89% for the three months ended March 31, 2018 from 4.07% for the three months ended March 31, 2017. The average yield we earned on interest earning assets increased 2 basis points to 5.07% and the average rate we paid on interest-bearing liabilities increased by 26 basis points to 1.36%.

Provision for Loan Losses.  Our provision for loan losses was $.6 million for the three months ended March 31, 2018 and 2017. The provisions recorded resulted in an allowance for loan losses of $19.1 million, or .74% of total loans at March 31, 2018, compared to $15.6 million, or.77% of total loans at March 31, 2017.

Non-interest Income.  Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(In thousands)
Non-interest Income
Service charges and fees	$618	$409	$209	51.1%
Investment management and advisory fees	623	552	71	12.9%
Net gain on sale of mortgage loans	65	187	(122)	(65.2)%
Gain on sale of portfolio loans	3,941	3,865	76	2.0%
Income on cash surrender value of bank-owned life insurance	295	291	4	1.4%
Other income	495	282	213	75.5%
Total non-interest income	$6,037	$5,586	$451	8.1%

Service charges and fees have increased primarily due to growth in loan commitments. Other income has increased primarily due to growth in the servicing portfolio of mortgage loans sold to the secondary market for which servicing has been retained.

Non-interest Expense.  Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(In thousands)
Non-interest Expense
Salaries and employee benefits	$6,649	$5,410	$1,239	22.9%
Occupancy and equipment	1,546	1,389	157	11.3%
Professional fees	622	369	253	68.6%
Advertising and marketing	349	192	157	81.8%
FDIC assessments	543	242	301	124.4%
Data processing	288	207	81	39.1%
Other	1,506	1,283	223	17.4%
Total non-interest expense	$11,503	$9,092	$2,411	26.5%

Salaries and employee benefits increased primarily as a result of additional full-time equivalent employees to support balance sheet and overall growth. Occupancy and equipment expenses also increased with the expansion of our branch network.  The increase in professional fees can primarily be attributable to costs of being a public company.  FDIC assessments increased due to a corresponding increase in the Bank’s assessment base.

Income Tax Expense.  We recorded an income tax expense of $6.3 million for the three months ended March 31, 2018, reflecting an effective tax rate of 28.7%, compared to $7.3 million for the three months ended March 31, 2017, reflecting an effective tax rate of 41.4%. The decrease in the effective tax rate was primarily due to the reduction in the federal corporate tax rate to 21% that was effective January 1, 2018 because of the Tax Cuts and Jobs Act (H.R.1).

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. In addition to the cash received of $85.5 million from our initial public offering which closed in November 2017, our primary sources of funds consist of deposit inflows, loan repayments and FHLB borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short-term securities.

Our most liquid assets are cash and due from banks and U.S. Treasury and Agency securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018 and December 31, 2017, cash and due from banks totaled $37.5 million and $40.1 million, respectively. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $120.8 million at March 31, 2018 and $122.6 million at December 31, 2017.

At March 31, 2018, we had the ability to borrow a total of $754 million from Federal Home Loan Bank including an available line of credit with Federal Home Loan Bank of $50 million. At March 31, 2018, we also had available credit lines with additional banks for $60 million. Outstanding borrowings on March 31, 2018 with the Federal Home Loan Bank totaled $342.9 million, and there were no amounts outstanding with the aforementioned additional banks.

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

At March 31, 2018, we had $425 million in loan commitments outstanding. We also had $70,000 in standby letters of credit at March 31, 2018. At December 31, 2017, we had $426 million in loan commitments outstanding. We also had $70,000 in standby letters of credit at December 31, 2017.

Certificates of deposit due within one year of March 31, 2018 totaled $591 million, or 26% of total deposits. Total certificates of deposit were $680 million, or 30%, of total deposits. Certificates of deposit due within one year of December 31, 2017 totaled $427 million, or 19% of total deposits. Total certificates of deposit at December 31, 2017 were $663 million, or 30% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of securities. During the three months ended March 31, 2018, we originated $408 million of loans and purchased $24.7 million of securities. During the three months ended March 31, 2017, we originated $257 million of loans and purchased $35.2 million of securities.

Financing activities consist primarily of activity in deposit accounts. We experienced net increases in total deposits of $46.1 million and $107.0 million for the three months ended March 31, 2018 and 2017, respectively. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. We expect the high level of liquid accounts to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth.

We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $112.2 million and $105.1 million in proceeds from the sale of loans in the three months ended March 31, 2018 and 2017, respectively.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At March 31, 2018 and December 31, 2017, each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under regulatory guidelines. Refer to Note 13 in the Unaudited Condensed Consolidated Financial Statements for additional information.

The following tables present our capital ratios as of the indicated dates for the Company and Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at March 31, 2018	Company Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	20.38%	20.28%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	15.77%	15.53%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	9.73%	9.83%
Common Tier 1 (CET 1)	N/A	4.50%	3.00%	15.77%	15.53%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at March 31, 2018	Bank Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	15.07%	14.76%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	14.02%	13.71%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	8.65%	8.68%
Common Tier 1 (CET 1)	6.50%	4.50%	3.00%	14.02%	13.71%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. When fully phased in on January 1, 2019, the Basel Rules will require the Company to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Recently Issued Accounting Guidance

Refer to Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in Item 1. Financial Statements for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning on March 31, 2018 and December 31, 2017. The table below demonstrates that for the initial twelve-month period after an immediate and parallel rate shock, we are liability sensitive in a rising interest rate environment.

	At March 31,		At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	93,997	(23.8)%	88,051	(25.0)%
300	103,006	(16.5)%	97,204	(17.2)%
200	111,427	(9.7)%	105,213	(10.4)%
100	118,427	(4.0)%	111,634	(4.9)%
0	123,388		117,408
–100	125,103	1.4%	118,818	1.2%

Our net interest income interest rate sensitivity is affected by the time periods in which our adjustable rate loans reprice. Our adjustable loans reprice in an average of 22 months with 95% repricing within the next five years.

Economic Value of Equity Simulation.  We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning March 31, 2018 and December 31, 2017.

	At March 31,		At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	397,316	(9.8)%	373,010	(10.3)%
300	422,665	(4.1)%	399,470	(3.9)%
200	439,115	(0.3)%	415,216	(0.2)%
100	446,192	1.3%	421,089	1.3%
0	440,636		415,880
–100	410,479	(6.8)%	381,348	(8.3)%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, including ordinary routine litigation incidental to the business, to which the Company or one of its subsidiaries is a party.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Form of Restricted Stock Award Agreement		8-K		10.1	March 27, 2018

10.2*	Form of Notice of Grant of Stock Option and Stock Option Agreement		8-K		10.2	March 27, 2018

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1**	Section 906 Certification — Chief Executive Officer	X

32.2**	Section 906 Certification — Chief Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates a management contract or compensatory plan or arrangement.

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2018		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS LOPP
Thomas Lopp President Chief Operating Officer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)