Form 10-Q
period 2018-06-30
Sterling Bancorp, Inc.
filed 2018-08-13
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2018, there were 53,012,283 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$36,820	$40,147
Investment securities	142,648	126,848
Mortgage loans held for sale	21,641	112,866
Loans, net of allowance for loan losses of $20,300 and $18,457	2,816,156	2,594,357
Accrued interest receivable	12,396	11,493
Mortgage servicing rights, net	9,295	6,496
Leasehold improvements and equipment, net	8,413	7,043
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	30,991	30,680
Deferred tax asset, net	5,905	6,847
Other assets	4,124	2,231
Total assets	$3,111,339	$2,961,958

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$73,791	$73,682
Interest-bearing deposits	2,266,814	2,171,428
Total deposits	2,340,605	2,245,110
Federal Home Loan Bank borrowings	350,000	338,000
Subordinated notes, net	64,958	64,889
Accrued expenses and other liabilities	51,666	40,661
Total liabilities	2,807,229	2,688,660

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, voting, no par value, authorized 500,000,000 shares; issued and outstanding 53,002,963 and 52,963,308 shares at June 30, 2018 and December 31, 2017, respectively	111,238	111,238
Additional paid-in capital	12,501	12,416
Retained earnings	180,438	149,816
Accumulated other comprehensive loss	(67)	(172)
Total shareholders’ equity	304,110	273,298
Total liabilities and shareholders’ equity	$3,111,339	$2,961,958

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$38,580	$28,624	$74,980	$55,743
Interest and dividends on investment securities	842	435	1,661	800
Other interest	119	29	233	48
Total interest income	39,541	29,088	76,874	56,591

Interest expense
Interest on deposits	7,179	3,777	13,768	7,311
Interest on Federal Home Loan Bank borrowings	1,334	870	2,167	1,700
Interest on subordinated notes and other	1,171	908	2,343	1,816
Total interest expense	9,684	5,555	18,278	10,827

Net interest income	29,857	23,533	58,596	45,764
Provision for loan losses	1,120	600	1,761	1,200
Net interest income after provision for loan losses	28,737	22,933	56,835	44,564

Non-interest income
Service charges and fees	92	88	166	137
Investment management and advisory fees	500	589	1,123	1,141
Gain (loss) on sale of investment securities	(3)	73	(3)	73
Gain (loss) on sale of mortgage loans held for sale	28	(170)	93	17
Gain on sale of portfolio loans	5,068	554	9,009	4,419
Unrealized losses on equity securities	(30)	—	(94)	—
Income on cash surrender value of bank-owned life insurance	295	292	590	583
Other income	347	104	906	386
Total non-interest income	6,297	1,530	11,790	6,756

Non-interest expense
Salaries and employee benefits	7,229	5,277	13,878	10,687
Occupancy and equipment	1,610	1,416	3,156	2,805
Professional fees	824	295	1,446	664
Advertising and marketing	351	230	700	422
FDIC assessments	474	264	1,017	506
Data processing	295	279	583	486
Other	1,838	1,630	3,344	2,913
Total non-interest expense	12,621	9,391	24,124	18,483

Income before income taxes	22,413	15,072	44,501	32,837
Income tax expense	6,431	6,134	12,770	13,483
Net income	$15,982	$8,938	$31,731	$19,354

Income per share, basic and diluted	$0.30	$0.20	$0.60	$0.43

Weighted average common shares outstanding:
Basic	52,963,308	45,271,000	52,963,308	45,271,000
Diluted	52,965,365	45,271,000	52,965,133	45,271,000

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$15,982	$8,938	$31,731	$19,354
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $17, $(5), $14, and $(21), respectively	66	(10)	53	(39)
Reclassification adjustment for (gains) losses included in net income of $3, $(73), $3, and $(73), respectively, included in gain (loss) on sale of investment securities, net of tax effect of $(1), $26, $(1), and $26, respectively	2	(47)	2	(47)
Total other comprehensive income (loss)	68	(57)	55	(86)
Comprehensive income	$16,050	$8,881	$31,786	$19,268

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Voting	Nonvoting	Capital	Earnings	Loss	Equity
Balance at January 1, 2017	$22,863	$2,885	$15,118	$121,446	$(40)	$162,272
Net income	—	—	—	19,354	—	19,354
Capital contributions from controlling member of merged entity (Note 1)	—	—	218	—	—	218
Distribution recorded to members of merged entity (Note 1)	—	—	(2,920)	—	—	(2,920)
Other comprehensive loss	—	—	—	—	(86)	(86)
Dividends distributed ($0.10 per share)	—	—	—	(4,429)	—	(4,429)
Balance at June 30, 2017	$22,863	$2,885	$12,416	$136,371	$(126)	$174,409

Balance at January 1, 2018	$111,238	$—	$12,416	$149,816	$(172)	$273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities (Note 3)	—	—	—	(50)	50	—
Net income	—	—	—	31,731	—	31,731
Stock-based compensation	—	—	85	—	—	85
Other comprehensive income	—	—	—	—	55	55
Dividends distributed ($0.02 per share)	—	—	—	(1,059)	—	(1,059)
Balance at June 30, 2018	$111,238	$—	$12,501	$180,438	$(67)	$304,110

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$31,731	$19,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,761	1,200
Deferred income taxes	927	(235)
Net realized (gains) losses on debt securities, available for sale	3	(73)
Unrealized losses on equity securities	94	—
Amortization and accretion, net, debt securities available for sale	(253)	(37)
Depreciation and amortization on leasehold improvements and equipment	639	528
Amortization of intangible asset	225	225
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(18,641)	(43,897)
Proceeds from the sale of mortgage loans held for sale	17,559	47,908
Gain on sale of mortgage loans held for sale	(93)	(17)
Gain on sale of portfolio loans	(9,009)	(4,419)
Increase in cash surrender value of bank-owned life insurance	(311)	(329)
Net change in servicing assets	788	781
Other	154	66
Change in operating assets and liabilities:
Accrued interest receivable	(903)	(1,001)
Other assets	(2,118)	(1,622)
Accrued expenses and other liabilities	11,005	9,952
Net cash provided by operating activities	33,558	28,384

Cash Flows From Investing Activities
Investment securities:
Maturities and principal receipts	57,739	42,589
Sales	2,778	15,713
Purchases	(76,091)	(85,218)
Loans originated, net of repayments	(395,415)	(344,393)
Proceeds from the sale of portfolio loans	269,677	123,116
Purchase of leasehold improvements and equipment	(2,009)	(1,503)
Net cash used in investing activities	(143,321)	(249,696)

Cash Flows From Financing Activities
Net increase in deposits	95,495	181,179
Proceeds from advances from Federal Home Loan Bank	2,731,000	1,320,000
Repayments of advances from Federal Home Loan Bank	(2,719,000)	(1,245,000)
Net change in line of credit with Federal Home Loan Bank	—	(23,886)
Capital contributions from controlling member of merged entity	—	218
Distribution to members of merged entity	—	(2,920)
Dividends paid to shareholders	(1,059)	(4,429)
Net cash provided by financing activities	106,436	225,162
Net change in cash and due from banks	(3,327)	3,850
Cash and due from banks at beginning of period	40,147	22,124
Cash and due from banks at end of period	$36,820	$25,974

Supplemental cash flows information
Cash paid:
Interest	$15,784	$10,645
Income taxes	14,200	14,300
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	198,184	—
Transfers of residential real estate loans from mortgage loans held for sale	26,329	—

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank which was formed in 1984. The Bank originates construction, residential and commercial real estate loans, commercial lines of credit, and other consumer loans and receives deposits from its customers located primarily in California and Michigan. The Bank operates through a network of 29 branches: one branch at its headquarters in Michigan, 25 branches located in San Francisco and Los Angeles, California, two branches located in New York, New York, and one branch located in the greater Seattle, Washington market. Additionally, the Bank’s operations include a registered investment advisory business with assets held under management of $312 million at June 30, 2018.

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three and six months ended June 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any future annual or interim period. The consolidated balance sheet at December 31, 2017 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Adjustments to Prior Interim Periods

In the second quarter of 2018, the Company corrected the classification of commitment fees, net of direct loan origination costs, earned on construction loans and other lines of credit to commercial customers in its condensed consolidated statements of income to

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

the financial statement caption, interest and fees on loans, within interest income, which were previously reported in service charges and fees, within non-interest income. The Company has made the correction to conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result, prior period financial statements included herein have been adjusted from the amounts previously reported. The amount of the adjustment to decrease service charges and fees, and increase interest and fees on loans was $502 and $862 for the three and six months ended June 30, 2017, respectively. Additionally, the amount of this adjustment was $544 and $360 for the three months ended March 31, 2018 and 2017, respectively. There was no change to the reported net income or income per share, basic and diluted, as previously reported as a result of this immaterial correction. Management has evaluated the materiality of these corrections on its previously filed financial statements from a quantitative and qualitative perspective, and has concluded that these corrections were not material to the prior periods.

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, and an entity under common control that was merged with the Company in April 2017 (Note 1). All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Fair Value Measurements

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Bank uses present value techniques and other valuation methods, as disclosed in Note 11, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate owned,

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments generally involve write-downs of individual assets or application of lower of amortized cost or fair value accounting.

Concentration of Credit Risk

The Company’s loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At June 30, 2018 and December 31, 2017, residential real estate loans accounted for 83% and 82%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At each of June 30, 2018 and December 31, 2017, approximately 95% of the loan portfolio was originated in California.

Investment Securities

Investment securities includes available for sale debt securities and equity securities.

Debt Securities

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the investment securities when they are purchased.

Debt securities available for sale are stated at fair value, with unrealized gains and losses excluded from income and shown as a separate component of shareholders’ equity in accumulated other comprehensive income, net of tax. Held to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the contractual life of the investment security using the effective interest method or, in the case of mortgage-backed securities, over the estimated life of the investment security using the effective yield method.

Interest income includes amortization or accretion of purchase premium or discount. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

Management evaluates debt securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether a decline is other-than-temporary involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. A charge is recognized against income for all or a portion of the impairment if the loss is determined to be other than temporary.

If the Bank intends to sell the debt security or it is more likely than not that the Bank will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in the condensed consolidated statements of income. If the Bank does not intend to sell the debt security and it is more likely than not that the Bank will not be required to sell the debt security prior to recovery of its amortized cost basis, only the current period credit loss of any impairment of a debt security is recognized in the condensed consolidated statements of income, with the remaining impairment recorded in other comprehensive income.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Equity Securities

Beginning January 1, 2018, equity securities with readily determinable fair values are stated at fair value with unrealized and realized gains and losses reported in income. Those equity securities without readily determinable fair values are recorded at cost less any impairments, adjusted for subsequent observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any changes in the carrying value of the equity investments are recognized in income.  Refer to Note 3, Investment Securities.

For periods prior to January 1, 2018, equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

The Company performs a qualitative assessment each reporting period to identify impairment. When a qualitative assessment indicates that an impairment exists, the Company determines the fair value of the investment and records an impairment loss equal to the difference between the fair value and the carrying amount of the investment in income.

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities in the condensed consolidated statements of income. Cash dividends received amounted $241 and $193 for the three months ended June 30, 2018 and 2017, respectively, and $631 and $389 for the six months ended June 30, 2018 and 2017, respectively.

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

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of the adoption date. The adoption of ASC 606 did not result in a change in the accounting for any of the in-scope revenue streams; as such no cumulative effect adjustment was recorded. The majority of the Company’s revenues are from interest income and other sources, including loans and investment securities, as well as fees related to mortgage servicing activities, that are not within the scope of ASC 606 and are instead subject to other accounting guidance. The Company’s services that are within the scope of ASC 606 are recorded within non-interest income which includes investment management and advisory fees, service charges on deposit accounts, interchange income and other service charges and fees. Descriptions of these activities that are within the scope of ASC 606, which are presented in the condensed consolidated statements of income as components of non-interest income, are as follows:

Service charges on deposit accounts: The Bank earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

in time the Bank fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Bank satisfies the performance obligations. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are withdrawn from the customer’s account balance.

Investment management and advisory fees: The Bank enters into contracts with certain customers to provide asset management services that will continue indefinitely unless terminated in writing by either party to the contract.  The Bank receives a quarterly management fee, payable in advance, based on the customer’s assets held under management at the beginning of the period. These fees are earned over time as the Bank provides the contracted services and are assessed based on a tiered rate applied to the market value of assets held under management. The Bank does not earn performance-based incentives.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2018 and 2017 that are within the scope of ASC 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-Interest Income:
Service charges on deposit accounts*	$52	$15	$104	$55
Investment management and advisory fees	500	589	1,123	1,141
Interchange fees*	27	55	52	81
Other service charges and fees*	13	9	20	12
Not within the scope of ASC 606	5,705	862	10,491	5,467
Total non-interest income	$6,297	$1,530	$11,790	$6,756

* Included in service charges and fees, and other income in the condensed consolidated statements of income

Contract Balances

The Bank’s noninterest revenue streams are largely based on transactional activity or month-end revenue accruals such as investment management and advisory fees based on the customer’s assets held under management at the beginning of the period.  Consideration is often received immediately or shortly thereafter, and the Bank satisfies its performance obligation and recognizes revenue over time. At June 30, 2018 and December 31, 2017, the Bank had a contract asset balance of $40 and $91, respectively, which was recorded in other assets in the condensed consolidated balance sheets.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Recently Issued Accounting Guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. A project plan has been developed and the implementation team is working on identifying and researching key interpretive issues and is in the process of reviewing existing credit models to identify areas where new impairment models may be required. The Company expects to recognize a cumulative effect adjustment to opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which require lessees to recognize the following for all leases, except for short-term leases, at the commencement date: (1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides corrections or clarification on narrow aspects of Topic 842. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with another transition method for adopting the new leasing guidance. As originally issued, ASC 842 requires entities to use a modified restrospective transition approach to apply the new guidance as of the beginning of the earliest period presented in the financial statements in the period adopted. The optional transition method allows entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings, and not to restate the comparative periods presented.

ASU No. 2016-02 will also require expanded disclosures. ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU No. 2016-02 on its financial condition and results of operations. The Company has identified all of the in-scope leases, and is gathering the respective lease agreements and related data for the new guidance. The Company will record a right-of-use asset and a lease liability on its consolidated balance sheet for the leases of its facilities in place at adoption of this ASU.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses:

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$136,515	$—	$(138)	$136,377
Collateralized mortgage obligations	1,774	63	—	1,837
Collateralized debt obligations	310	—	(9)	301
Total	$138,599	$63	$(147)	$138,515

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$120,216	$—	$(174)	$120,042
Collateralized mortgage obligations	1,953	55	—	2,008
Collateralized debt obligations	606	—	(35)	571
Total	$122,775	$55	$(209)	$122,621

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of shareholders’ equity as of June 30, 2018 and December 31, 2017.

The proceeds from sales of debt securities available for sale were $2,778 for the three and six months ended June 30, 2018. Gross realized losses on these sales were $3 for the three and six months ended June 30, 2018. The proceeds from sale of debt securities available for sale were $15,713 for the three and six months ended June 30, 2017. The Company recorded gross realized gains of $74 and gross realized losses of $1 on these sales for the three and six months ended June 30, 2017.

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at June 30, 2018 are shown by contractual maturity. Mortgage-backed securities and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$136,515	$136,377
Collateralized mortgage obligations	1,774	1,837
Collateralized debt obligations	310	301
Total	$138,599	$138,515

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table summarizes debt securities available for sale, at fair value, with unrealized losses at June 30, 2018 and December 31, 2017 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$136,377	$(138)	$—	$—	$136,377	$(138)
Collateralized debt obligations	—	—	301	(9)	301	(9)
Total	$136,377	$(138)	$301	$(9)	$136,678	$(147)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$120,042	$(174)	$—	$—	$120,042	$(174)
Collateralized debt obligations	—	—	571	(35)	571	(35)
Total	$120,042	$(174)	$571	$(35)	$120,613	$(209)

At June 30, 2018, the Company’s debt securities portfolio consisted of 9 debt securities, with 7 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

The Company holds a collateralized debt obligation with a carrying value of $301 and $571 at June 30, 2018 and December 31, 2017, respectively. The security was rated high quality at inception, but it was subsequently rated by Moody’s as B1, which is defined as “extremely speculative.” The issuers of the security are primarily banks. The Company uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The security remained classified as available for sale and represented $9 and $35 of the unrealized losses reported at June 30, 2018 and December 31, 2017, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At June 30, 2018 and December 31, 2017, equity securities totaled $4,133 and $4,227, respectively. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

ASU No. 2018-03 clarifies certain aspects of the guidance in ASU No. 2016-01 primarily pertaining to the measurement alternative for equity securities without readily determinable fair values.

On January 1, 2018, the Company recorded a cumulative-effect adjustment to decrease retained earnings by $50 with offsetting adjustment to accumulated other comprehensive loss. Beginning January 1, 2018, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

At June 30, 2018 and December 31, 2017, equity securities with readily determinable fair values were $3,887 and $3,981, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net losses recorded during the period on equity securities	$(30)	$(94)
Less: net losses recorded during the period on equity securities sold during the period	—	—
Unrealized losses recorded during the period on equity securities held at the reporting date	$(30)	$(94)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at each of June 30, 2018 and December 31, 2017.

Note 4—Loans

Major categories of loans were as follows:

	June 30,	December 31,
	2018	2017
Construction loans	$172,262	$192,319
Residential real estate loans, mortgage	2,367,876	2,132,641
Commercial real estate loans, mortgage	250,465	247,076
Commercial and industrial loans, lines of credit	45,821	40,749
Other consumer loans	32	29
Total loans	2,836,456	2,612,814
Less: allowance for loan losses	(20,300)	(18,457)
Loans, net	$2,816,156	$2,594,357

Loans with carrying values of $953.7 million and $968.4 million were pledged as collateral on FHLB borrowings at June 30, 2018 and December 31, 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ending June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,979	$11,499	$2,572	$616	$1	$1,465	$19,132
Provision for loan losses	225	1,175	(17)	171	—	(434)	1,120
Charge offs	—	(4)	—	—	—	—	(4)
Recoveries	7	5	40	—	—	—	52
Total ending balance	$3,211	$12,675	$2,595	$787	$1	$1,031	$20,300

Six Months Ended June 30, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457
Provision for loan losses	985	393	484	318	—	(419)	1,761
Charge offs	—	(4)	—	—	—	—	(4)
Recoveries	8	7	71	—	—	—	86
Total ending balance	$3,211	$12,675	$2,595	$787	$1	$1,031	$20,300

Three Months Ended June 30, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$959	$11,873	$1,102	$376	$2	$1,255	$15,567
Provision for loan losses	200	570	105	9	(1)	(283)	600
Charge offs	—	—	—	—	—	—	—
Recoveries	9	29	40	—	1	—	79
Total ending balance	$1,168	$12,472	$1,247	$385	$2	$972	$16,246

Six Months Ended June 30, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$679	$11,863	$915	$373	$2	$990	$14,822
Provision for loan losses	385	570	252	12	(1)	(18)	1,200
Charge offs	—	—	—	—	—	—	—
Recoveries	104	39	80	—	1	—	224
Total ending balance	$1,168	$12,472	$1,247	$385	$2	$972	$16,246

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017:

June 30, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$105	$45	$59	$198	$—	$—	$407
Collectively evaluated for impairment	3,106	12,630	2,536	589	1	1,031	19,893
Total ending allowance balance	$3,211	$12,675	$2,595	$787	$1	$1,031	$20,300
Loans:
Loans individually evaluated for impairment	$7,630	$121	$3,842	$430	$—	$—	$12,023
Loans collectively evaluated for impairment	164,632	2,367,755	246,623	45,391	32	—	2,824,433
Total ending loans balance	$172,262	$2,367,876	$250,465	$45,821	$32	$—	$2,836,456

December 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$37	$19	$98	$—	$—	$154
Collectively evaluated for impairment	2,218	12,242	2,021	371	1	1,450	18,303
Total ending allowance balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457
Loans:
Loans individually evaluated for impairment	$—	$122	$2,804	$343	$—	$—	$3,269
Loans collectively evaluated for impairment	192,319	2,132,519	244,272	40,406	29	—	2,609,545
Total ending loans balance	$192,319	$2,132,641	$247,076	$40,749	$29	$—	$2,612,814

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At June 30, 2018			At December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance for loan losses recorded:
Construction	$4,973	$4,969	$—	$—	$—	$—
Commercial real estate:
Retail	1,400	1,210	—	1,431	1,247	—
Apartments	1,099	1,095	—	—	—	—
Commercial lines of credit, private banking	—	—	—	147	147	—
Subtotal	7,472	7,274	—	1,578	1,394	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	120	121	45	122	122	37
Construction	2,661	2,661	105	—	—	—
Commercial real estate, offices	1,548	1,537	59	1,567	1,557	19
Commercial lines of credit:
Private banking	330	330	98	196	196	98
C&I lending	100	100	100	—	—	—
Subtotal	4,759	4,749	407	1,885	1,875	154
Total	$12,231	$12,023	$407	$3,463	$3,269	$154

The unpaid principal balance is not reduced for partial charge offs. The recorded investment excludes accrued interest receivable on loans which was not significant.

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Construction	$4,715	$99	$46	$—	$—	$—
Commercial real estate:
Retail	1,220	16	11	1,290	16	17
Gas stations	—	—	—	15	—	—
Apartments	1,102	12	8	—	—	—
Commercial lines of credit, private banking	—	—	—	152	2	2
Subtotal	7,037	127	65	1,457	18	19

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance for loan losses recorded:
Residential real estate, first mortgage	121	2	1	123	2	1
Construction	2,643	52	17	—	—	—
Commercial real estate, offices	1,541	22	15	1,578	20	19
Commercial lines of credit:
Private banking	332	6	2	209	4	4
C&I lending	100	2	1	—	—	—
Subtotal	4,737	84	36	1,910	26	24
Total	$11,774	$211	$101	$3,367	$44	$43

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Construction	$2,485	$99	$46	$—	$—	$—
Commercial real estate:
Retail	1,228	32	27	1,299	33	34
Gas stations	—	—	—	23	—	—
Apartments	547	12	8	—	—	—
Commercial lines of credit, private banking	—	—	—	152	4	4
Subtotal	4,260	143	81	1,474	37	38
With an allowance for loan losses recorded:
Residential real estate, first mortgage	122	3	2	121	3	5
Construction	1,330	52	17	—	—	—
Commercial real estate, offices	1,546	43	36	1,590	39	38
Commercial lines of credit:
Private banking	336	11	7	211	7	7
C&I lending	50	2	1	—	—	—
Subtotal	3,384	111	63	1,922	49	50
Total	$7,644	$254	$144	$3,396	$86	$88

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$511	$61	$573	$131
Commercial real estate:
Retail	69	—	79	—
Total	$580	$61	$652	$131

The following tables present the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans:

June 30, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$172,262	$172,262
Residential real estate:
Residential first mortgage	4,177	66	572	4,815	2,344,267	2,349,082
Residential second mortgage	383	—	—	383	18,411	18,794
Commercial real estate:
Retail	—	—	69	69	10,163	10,232
Apartments	—	—	—	—	64,637	64,637
Offices	—	—	—	—	28,140	28,140
Hotel	—	—	—	—	103,378	103,378
Industrial	—	—	—	—	14,882	14,882
Gas stations	—	—	—	—	1,012	1,012
Other	—	—	—	—	28,184	28,184
Commercial lines of credit:
Private banking	—	—	—	—	27,560	27,560
C&I lending	100	—	—	100	18,161	18,261
Other consumer loans	—	—	—	—	32	32
Total	$4,660	$66	$641	$5,367	$2,831,089	$2,836,456

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$192,319	$192,319
Residential real estate:
Residential first mortgage	8,902	392	704	9,998	2,105,142	2,115,140
Residential second mortgage	107	—	—	107	17,394	17,501
Commercial real estate:
Retail	—	—	79	79	10,530	10,609
Apartments	—	—	—	—	59,582	59,582
Offices	—	—	—	—	26,571	26,571
Hotel	—	—	—	—	103,195	103,195
Industrial	—	—	—	—	15,907	15,907
Gas stations	—	—	—	—	1,067	1,067
Other	—	—	—	—	30,145	30,145
Commercial lines of credit:
Private banking	—	—	—	—	22,898	22,898
C&I lending	—	—	—	—	17,851	17,851
Other consumer loans	—	—	—	—	29	29
Total	$9,009	$392	$783	$10,184	$2,602,630	$2,612,814

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

Troubled Debt Restructurings

At June 30, 2018 and December 31, 2017, the balance of outstanding loans identified as troubled debt restructurings was $3,011 and $3,073, respectively. The Company has an allowance for loan losses of $109 and $56 on these loans at June 30, 2018 and December 31, 2017, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

The terms of certain loans have been modified as troubled debt restructurings by the Company. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; extension of the amortization period of the loan; change in loan payments to interest only for a defined period for the loan; or a permanent reduction of the recorded investment in the loan. During the six months ended June 30, 2018 and 2017, the Company did not modify any loans as a troubled debt restructuring.

The terms of certain other loans have been modified during the six months ended June 30, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment. These other loans that were modified were not considered significant.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At June 30, 2018 and December 31, 2017, the risk rating of loans by class of loans was as follows:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$155,310	$5,959	$10,993	$—	$172,262
Residential real estate:
Residential first mortgage	2,348,516	—	62	504	2,349,082
Residential second mortgage	18,794	—	—	—	18,794
Commercial real estate:
Retail	9,021	—	1,211	—	10,232
Apartments	64,637	—	—	—	64,637
Offices	28,140	—	—	—	28,140
Hotel	103,378	—	—	—	103,378
Industrial	14,882	—	—	—	14,882
Gas stations	1,012	—	—	—	1,012
Other	26,009	475	1,700	—	28,184
Commercial lines of credit:
Private banking	27,374	—	186	—	27,560
C&I lending	17,308	853	100	—	18,261
Other consumer loans	32	—	—	—	32
Total	$2,814,413	$7,287	$14,252	$504	$2,836,456

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$177,241	$11,670	$3,408	$—	$192,319
Residential real estate:
Residential first mortgage	2,114,511	—	109	520	2,115,140
Residential second mortgage	17,501	—	—	—	17,501
Commercial real estate:
Retail	9,363	1,167	79	—	10,609
Apartments	58,472	1,110	—	—	59,582
Offices	26,571	—	—	—	26,571
Hotel	103,195	—	—	—	103,195
Industrial	15,907	—	—	—	15,907
Gas stations	1,067	—	—	—	1,067
Other	24,741	4,733	671	—	30,145
Commercial lines of credit:
Private banking	22,702	—	196	—	22,898
C&I lending	17,851	—	—	—	17,851
Other consumer loans	29	—	—	—	29
Total	$2,589,151	$18,680	$4,463	$520	$2,612,814

The Bank sold pools of residential real estate mortgages for $157.5 million and $17.9 million during the three months ended June 30, 2018 and 2017, respectively, and $269.7 million and $123.1 million during the six months ended June 30, 2018 and 2017, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $5.1 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $9.0 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer of the mortgages.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 5—Mortgage Servicing Rights

The Bank records servicing assets from the sale of mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Residential real estate mortgage loan portfolios serviced for:
FNMA	$76,404	$73,039
FHLB	92,500	92,697
Private investors	627,916	442,984

Custodial escrow balances maintained with these serviced loans were $15,850 and $11,944 at June 30, 2018 and December 31, 2017, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mortgage servicing rights:
Beginning of period	$7,801	$5,454	$6,706	$4,454
Additions	2,066	287	3,587	1,547
Amortization	(554)	(442)	(980)	(702)
End of period	9,313	5,299	9,313	5,299

Valuation allowance at beginning of period	21	30	210	40
Additions (recoveries)	(3)	90	(192)	80
Valuation allowance at end of period	18	120	18	120

Mortgage servicing rights, net	$9,295	$5,179	$9,295	$5,179

Mortgage servicing assets were $9,295 and $6,496 at June 30, 2018 and December 31, 2017, respectively. Servicing fee income (expense), net of amortization of servicing rights and changes in the valuation allowance, was $233 and $(48) for the three months ended June 30, 2018 and 2017, respectively, and $710 and $121 for the six months ended June 30, 2018 and 2017, respectively, and were included in other non-interest income in the condensed consolidated statements of income.

The fair value of mortgage servicing rights was $10,855 and $7,086 at June 30, 2018 and December 31, 2017, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at June 30, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 29.2%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2017 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 36.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 6—Deposits

Time deposits, included in interest-bearing deposits, were $748,179 and $663,472 at June 30, 2018 and December 31, 2017, respectively. Time deposits includes brokered deposits of $62,431 and $156,084 at June 30, 2018 and December 31, 2017, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $169,821 and $129,101 at June 30, 2018 and December 31, 2017, respectively.

Note 7—Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	Interest Rates	December 31, 2017	Interest Rates
Short-term fixed rate advances	$160,000	2.07%	$148,000	1.47% - 1.56%
Long-term fixed rate advances	190,000	0.98-1.18%	190,000	0.98% - 1.18%
Total FHLB advances	$350,000		$338,000

FHLB Advances

The short-term fixed rate advances consist of a single advance due within two weeks. The long-term fixed rate advances have maturity dates ranging from July 2019 to October 2026. Interest on these advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At June 30, 2018, advances totaling $157,000 were callable by the FHLB as follows: $67,000 in September 2021 and $90,000 in October 2021. At June 30, 2018, the Bank had additional borrowing capacity of $331.8 million from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding was $4,511 and $14,597 during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 2.26% and 1.67% at June 30, 2018 and December 31, 2017, respectively. The agreement has a one-year term and terminates in October 2018.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $953.7 million at June 30, 2018.

Other Borrowings

The Company had available credit lines with other banks totaling $60 million. There were no amounts outstanding under these credit lines at June 30, 2018 and December 31, 2017.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 8—Subordinated Notes, net

The subordinated notes were as follows:

	June 30, 2018	December 31, 2017
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	561	588
Unamortized debt issuance costs	(603)	(699)
Total	$64,958	$64,889

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

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,171 and $908 for the three months ended June 30, 2018 and 2017, respectively, and $2,343 and $1,816 for the six months ended June 30, 2018 and 2017, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 1 capital of the Bank and Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 13, Regulatory Capital Requirements.

Note 9—Stock-based Compensation

The Board of Directors established a 2017 Omnibus Equity Incentive Plan (“Plan”) which was approved by the shareholders in October 2017. The Plan provides for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and Board of Directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

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

On March 21, 2018, the Board of Directors approved the issuance of options to purchase 92,625 shares of common stock with an exercise price of $13.73 to certain key employees which are accounted for as equity awards. These options to purchase shares of common stock had a weighted average grant-date fair value of $4.56 per option. The grant-date fair value of each stock option award  was estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

Exercise price of options	$13.73
Risk-free interest rate	2.80%
Expected term (in years)	6.75
Expected stock price volatility	23.7%
Dividend yield	.29%

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2018	—	$—	—	$—
Granted	92,625	13.73
Exercised	—	—
Forfeited/expired	—	—
Outstanding at June 30, 2018	92,625	$13.73	9.72	$—

The Company recorded share-based compensation expense associated with stock options of $26 and $29 for the three and six  months ended June 30, 2018, respectively. At June 30, 2018, there was $393 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.72 years. No options are exercisable at June 30, 2018.

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

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded share-based compensation expense associated with restricted stock awards of $50 and $56 for the three and six months ended June 30, 2018, respectively. At June 30, 2018, there was $484 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.32 years.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 10— Income Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially dilutive common shares using the treasury stock method. The following table presents the computation of income per share, basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$15,982	$8,938	$31,731	$19,354

Denominator:
Weighted average common shares outstanding, basic	52,963,308	45,271,000	52,963,308	45,271,000
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted stock	2,057	—	1,825	—
Weighted average common shares outstanding, diluted	52,965,365	45,271,000	52,965,133	45,271,000
Income per share:
Basic	$0.30	$0.20	$0.60	$0.43
Diluted	$0.30	$0.20	$0.60	$0.43

The effect of 92,625 options to purchase shares of common stock were excluded in computing diluted income per common share for the three and six months ended June 30, 2018, as the inclusion would be antidilutive.

In September 2017, the Board of Directors approved a 1,000 for one stock split to be effected as a stock dividend on the Company’s common stock. The stock split was effected on September 11, 2017. All share and per share amounts have been retroactively adjusted to reflect the stock split for the three and six months ended June 30, 2017.

Note 11—Fair Values of Financial Instruments

The Company’s financial instruments include assets carried at fair value, as well as certain assets and liabilities carried at cost or amortized cost but disclosed at fair value in these condensed consolidated financial statements. Fair value is defined as the exit price, the price that would be received for an asset or paid to transfer a liability in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

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

The Company used the following methods and significant assumptions to estimate the fair value of investment securities and impaired loans:

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

Impaired Loans

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$136,377	$136,377	$—	$—
Collateralized mortgage obligations	1,837	—	1,837	—
Collateralized debt obligations	301	—	—	301
Equity securities	3,887	3,887	—	—

		Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$120,042	$120,042	$—	$—
Collateralized mortgage obligations	2,008	—	2,008	—
Collateralized debt obligations	571	—	—	571
Equity securities	4,227	3,981	—	246	*

*  The Company has elected to account for its investment in a thinly traded, restricted stock with a carrying value of $246 using the measurement alternative for equity securities without a readily determinable fair value therefore, the investment is excluded from the fair value measurement disclosures at June 30, 2018.

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2018 and December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	June 30, 2018		December 31, 2017
	Collateralized Debt Obligations	Equity Securities	Collateralized Debt Obligations	Equity Securities
Balance of recurring Level 3 assets at beginning of period	$571	$—	$585	$529
Total gains or losses (realized/unrealized):
Included in income-realized	—	—	—	—
Included in other comprehensive income (loss)	25	—	(10)	—
Principal maturities/settlements	(295)	—	(4)	(283)
Sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at end of period	$301	$—	$571	$246

Unrealized losses on Level 3 investments for collateralized debt obligations at June 30, 2018 was $9. In addition to the amounts included in income for the six months ended June 30, 2018 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $9. Unrealized losses on Level 3 investments for collateralized debt obligations and equity securities at December 31, 2017 were $35 and $0, respectively. In addition to the amounts included in income for the year ended December 31, 2017 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $21 and dividend income on equity securities of $15.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2018 and December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs
June 30, 2018
Collateralized debt obligations	$301	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%
December 31, 2017
Collateralized debt obligations	$571	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%

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

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at June 30, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at June 30, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, construction	$2,556	$—	$—	$2,556

At June 30, 2018, impaired loans had a loan amount of $2,761 with a valuation allowance of $205, resulting in an addition to provision for loan losses of $205 for the three and six months ended June 30, 2018.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

As discussed previously, the fair values of collateral dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at June 30, 2018:

	Fair Value	Valuation Technique	Unobservable Inputs
Impaired loans, construction	$2,556	Sales comparison approach	Management discount for property type and recent market volatility	11%

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

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2018 and December 31, 2017, are as follows:

	Fair Value Measurements at June 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$36,820	$36,820	$36,820	$—	$—
Mortgage loans held for sale	21,641	21,996	—	21,996	—
Loans, net	2,813,600	2,874,500	—	—	2,874,500

Financial Liabilities
Time deposits	748,179	745,832	—	745,832	—
Federal Home Loan Bank borrowings	350,000	339,495	—	339,495	—
Subordinated notes, net	64,958	66,950	—	66,950	—

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$40,147	$40,147	$40,147	$—	$—
Mortgage loans held for sale	112,866	115,619	—	115,619	—
Loans, net	2,594,357	2,635,986	—	—	2,635,986

Financial Liabilities
Time deposits	663,472	660,380	—	660,380	—
Federal Home Loan Bank borrowings	338,000	330,004	—	330,004	—
Subordinated notes, net	64,889	67,485	—	67,485	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

The Company has implemented the new corporate tax rate as of January 1, 2018. The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. federal statutory rate	21.0%	35.2%	21.0%	35.1%
Effect of:
State taxes, net of federal benefit	7.8%	5.9%	7.8%	6.0%
Loss incurred by pass-through entity	—	—	—	0.4%
Income on cash surrender value of bank-owned life insurance	(0.2)%	(0.4)%	(0.2)%	(0.4)%
Effective tax rate	28.6%	40.7%	28.6%	41.1%

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

The final rules implementing Basel III became effective on January 1, 2015 with full compliance with all requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer is 1.875% for 2018. The net unrealized gain or loss on investment securities is not included in regulatory capital. Management believes that as of June 30, 2018, the Company and the Bank meet all regulatory capital requirements to which they are subject. Management also expects that the Company and the Bank will be fully compliant with all requirements being phased in by January 1, 2019.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

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

At June 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized. There have been no conditions or events since these notifications that management believes would have changed the Bank’s category.

At June 30, 2018 and December 31, 2017, the Bank exceeded all capital requirements to be categorized as well capitalized and the Company exceeded the capital adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimums not including the capital conservation buffer, at June 30, 2018 and December 31, 2017 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total adjusted capital to risk weighted assets
Consolidated	$388,759	20.77%	$149,734	8.00%	N/A	N/A
Bank	292,056	15.60	149,732	8.00	$187,164	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	303,502	16.21	112,301	6.00	N/A	N/A
Bank	271,756	14.52	112,299	6.00	149,732	8.00
Common Tier 1 (CET1)
Consolidated	303,502	16.21	84,226	4.50	N/A	N/A
Bank	271,756	14.52	84,224	4.50	121,657	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	303,502	9.88	122,907	4.00	N/A	N/A
Bank	271,756	8.84	122,905	4.00	153,631	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total adjusted capital to risk weighted assets
Consolidated	$365,078	20.28%	$140,447	8.00%	N/A	N/A
Bank	259,165	14.76	140,447	8.00	$175,559	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	272,732	15.53	105,336	6.00	N/A	N/A
Bank	240,708	13.71	105,336	6.00	140,447	8.00
Common Tier 1 (CET1)
Consolidated	272,732	15.53	79,002	4.50	N/A	N/A
Bank	240,708	13.71	79,002	4.50	114,114	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	272,732	9.83	110,949	4.00	N/A	N/A
Bank	240,708	8.68	110,949	4.00	138,687	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is “well capitalized” as defined by regulatory guidelines. At June 30, 2018, $149.9 million of consolidated retained earnings were available to pay dividends to the Company’s shareholders.

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

Note 14—Related Party Transactions

As disclosed in Note 1, the Company purchased an entity owned 80% by its principal shareholder and 20% by a member of the Board of Directors of the Company and Bank. At the time of the purchase in April 2017, the Director was and will continue as the Chief Executive Officer (“CEO”) of the purchased entity. For the six months ended June 30, 2017, the consolidated statements of income include compensation-related expenses of $125 for the Director’s services as CEO of this purchased entity.

From time to time, the Company makes charitable contributions to a foundation which certain members of the Board of Directors of the Company and Bank, and whom are also related to the Company’s principal shareholders, serve as trustees of the foundation. The Company paid $225 to the foundation during the three months ended June 30, 2018 and 2017, and $450 during the six months ended June 30, 2018 and 2017.

The Bank leases certain storage and office space from entities owned by the Company’s principal shareholders. Amounts paid under such leases totaled $17 and $10 during the three months ended June 30, 2018 and 2017, respectively, and $34 and $19 during the six months ended June 30, 2018 and 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Bank provides monthly data processing and programming services to entities controlled by the Company’s principal shareholders. Aggregate fees paid amounted to $29 and $21 during the three months ended June 30, 2018 and 2017, respectively, and $54 and $48 during the six months ended June 30, 2018 and 2017, respectively.

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

Lease Commitments

The Company leases its corporate headquarters and branch offices through noncancelable operating leases with terms that range from years 2019 to 2029, with renewal options thereafter. Rent expense was $948 and $875 for the three months ended June 30, 2018 and 2017, respectively, and $1,869 and $1,700 for the six months ended June 30, 2018 and 2017, respectively.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At June 30, 2018, outstanding commitments to make loans consisted of fixed rate loans of $9,220 with interest rates ranging from 3.875% to 7.25% and maturities ranging from 10 years to 30 years and variable rate loans of $246,718 with varying interest rates (ranging from 3.875% to 7.50% at June 30, 2018) and maturities ranging from 2 to 30 years.

Standby Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with construction contracts between the customers and third parties. Under standby letters of credit, the Bank assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Bank arises from its obligation to make payment in the event of a customer’s contractual default. The maximum amount of potential future payments guaranteed by the Bank is limited to the contractual amount of these letters. Collateral may be obtained at exercise of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Concluded

(dollars in thousands, except per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Commitments to make loans	$255,938	$268,401
Unused lines of credit	166,825	157,234
Standby letters of credit	70	70

Note 16—Subsequent Events

Stock-based Compensation

On July 17, 2018, the Board of Directors approved the issuance of 9,320 restricted stock awards to non-employee directors that vest on the first anniversary of the grant date. The restricted stock awards were issued at fair market value at the date of grant. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest.

Sale of Mortgage Loans

In June 2018, the Company committed to sell a portfolio of residential real estate loans to third-party investors. In August 2018, the Company received net proceeds of $7.3 million and recorded a gain of $0.2 million on the sale of residential real estate loans. Servicing of the loan portfolio sold was retained by the Company.

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

Since 2013, we have experienced significant growth while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In the first quarter 2017, we opened a new branch in the Los Angeles market and in April 2018, we opened a new branch in New York City and expanded our presence in Southern California with a new branch in Chino Hills. In July 2018, we converted an existing loan production office in the greater Seattle market into a branch. We plan to open an additional branch in New York City in the third quarter of 2018. As of June 30, 2018, the Company had total consolidated assets of $3.11 billion, total consolidated deposits of $2.34 billion and total consolidated shareholders’ equity of $304.1 million.

For the three months ended June 30, 2018, we originated loans of $434 million, a 3% increase over the same period in 2017, which included $367 million in residential mortgage loans, $20 million in commercial real estate loans, $39 million in construction loans and $8 million in commercial and industrial loans. For the six months ended June 30, 2018, we originated loans of $842 million, a 24% increase over the same period in 2017, which included $716 million in residential mortgage loans, $25 million in commercial real estate loans, $83 million in construction loans and $18 million in commercial and industrial loans. Also, for the three months and six months ended June 30, 2018, we sold pools of residential real estate mortgages for $157.5 million and $269.7 million, respectively, to third-party investors. We continue to focus on the residential mortgage market, construction, and commercial real estate lending.

Net income for the three months ended June 30, 2018 was $16.0 million, or $0.30 per diluted share as compared to $8.9 million, or $0.20 per diluted share for the comparable period in 2017. Net income for the six months ended June 30, 2018 was $31.7 million, or $0.60 per diluted share as compared to $19.4 million, or $0.43 per diluted share for the comparable period in 2017.

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

During the six months ended June 30, 2018, there were no significant changes to our critical accounting policies and estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K filed with the SEC.

Discussion and Analysis of Financial Condition

The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30, 2018		At December 31, 2017
	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate:
Construction	$172,262	6%	$192,319	7%
1 - 4 family residential	2,367,876	83%	2,132,641	82%
Commercial real estate	250,465	9%	247,076	9%
Total real estate	2,790,603	98%	2,572,036	98%
Commercial	45,821	2%	40,749	2%
Consumer	32	—%	29	—%
Total loans	2,836,456	100%	2,612,814	100%
Allowance for loan losses	(20,300)		(18,457)
Loans, net	$2,816,156		$2,594,357

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at June 30, 2018:

	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
1-4 family residential	$11,870	$2,356,006	$2,367,876
Commercial real estate	27,863	222,602	250,465
Construction	—	172,262	172,262
Commercial	1,274	44,547	45,821
Consumer	32	—	32
Total loans	$41,039	$2,795,417	$2,836,456

From time to time, to prevent attrition, we negotiate with our eligible borrowers to offer the then-current market interest rate at the time that the loan would otherwise reset at a higher interest rate. The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of June 30, 2018:

June 30, 2018	1 - 4 Family Residential	Commercial Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$509,025	$19,589	$172,262	$44,547	$—	$745,423
More than 6 months through 12 months	522,145	14,611	—	—	—	536,756
More than 12 months through 24 months	256,518	26,755	—	—	—	283,273
More than 24 months through 36 months	579,015	55,289	—	—	—	634,304
More than 36 months through 60 months	414,792	97,183	—	—	—	511,975
More than 60 months	74,511	9,175	—	—	—	83,686
Fixed to maturity	11,870	27,863	—	1,274	32	41,039
Total	$2,367,876	$250,465	$172,262	$45,821	$32	$2,836,456

At June 30, 2018, $202 million, or 7.2%, of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans.  The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	June 30, 2018			December 31, 2017
	30 - 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due
	(In thousands)
1 - 4 family residential	$4,560	$66	$572	$9,009	$392	$704
Commercial real estate	—	—	69	—	—	79
Construction	—	—	—	—	—	—
Commercial	100	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total delinquent loans	$4,660	$66	$641	$9,009	$392	$783

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for economic or legal reasons related to the borrower’s financial difficulties, for which we grant a concession to the borrower that we would not consider otherwise. At June 30, 2018 and December 31, 2017, we had one troubled debt restructuring in nonaccrual with a balance of $69 thousand and $79 thousand, respectively. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2018 and December 31, 2017, we had $61 thousand and $131 thousand, respectively, of accruing loans past due 90 days, which consisted primarily of government guaranteed loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At June 30, 2018	At December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1):
1 - 4 family residential	$511	$573
Commercial real estate	69	79
Construction	—	—
Commercial	—	—
Consumer	—	—
Total nonaccrual loans	580	652
Loans past due 90 days and still accruing	61	131
Troubled debt restructurings (2)	2,942	2,994
Total nonperforming assets	$3,583	$3,777
Total loans	$2,836,456	$2,612,814
Total assets	$3,111,339	$2,961,958
Total nonaccrual loans to total loans	0.02%	0.02%
Total nonperforming assets to total assets	0.12%	0.13%

(1)   Loans are presented before the allowance for loan losses.

(2)  Troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days and still accruing.

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Allowance at beginning of period	$19,132	$15,567	$18,457	$14,822
Provision for loan losses	1,120	600	1,761	1,200
Charge offs:
1 - 4 family residential	(4)	—	(4)	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Total charge offs	(4)	—	(4)	—
Recoveries:
1 - 4 family residential	5	29	7	39
Commercial real estate	40	40	71	80
Construction	7	9	8	104
Commercial	—	—	—	—
Consumer	—	1	—	1
Total recoveries	52	79	86	224
Allowance at end of period	$20,300	$16,246	$20,300	$16,246
Nonperforming loans and TDRs at end of period	$3,583	$3,793	$3,583	$3,793
Total loans outstanding at end of period	$2,836,456	$2,221,776	$2,836,456	$2,221,776
Average loans outstanding during period	$2,829,819	$2,102,446	$2,782,055	$2,073,748
Allowance for loan losses to nonperforming loans and TDRs	567%	428%	567%	428%
Allowance for loan losses to total loans at end of period	0.72%	0.73%	0.72%	0.73%
Net charge offs (recoveries) to average loans outstanding during the period	0.00%	0.00%	0.00%	(0.01)%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30, 2018		At December 31, 2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1 - 4 family residential	$12,675	83%	$12,279	82%
Commercial real estate	2,595	9%	2,040	9%
Construction	3,211	6%	2,218	7%
Commercial	787	2%	469	2%
Consumer	1	—%	1	—%
Unallocated	1,031	—%	1,450	—%
Total	$20,300	100%	$18,457	100%

The allowance for loan losses as a percentage of loans was 0.72% and 0.71% as of June 30, 2018 and December 31, 2017, respectively.

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

At June 30, 2018 and December 31, 2017, we had impaired loans of $12.0 million and $3.3 million, respectively. The increase in impaired loans during the six months ended June 30, 2018 was primarily due to the addition of three construction loans, totaling $7.6 million and a commercial real estate loan of $1.1 million. The increase in impaired loan balance was partially offset by paydowns. Our impaired loans are considered in management’s assessment of the overall adequacy of the allowance for loan losses.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with our loan policy, typically after 90 days of non-payment.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities at the dates indicated.

	At June 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$136,515	$136,377	$120,216	$120,042
Collateralized mortgage obligations	1,774	1,837	1,953	2,008
Collateralized debt obligations	310	301	606	571
Total	$138,599	$138,515	$122,775	$122,621

At June 30, 2018 and December 31, 2017, we had no investments in a single company or entity, other than government and government agency securities, with an aggregate book value in excess of 10% of our shareholders’ equity.

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

At June 30, 2018, unrealized losses on debt securities totaled $147 thousand. We do not consider the debt securities to be other-than-temporarily impaired at June 30, 2018, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At June 30, 2018 and December 31, 2017, equity securities totaled $4.1 million and $4.2 million, respectively.

Deposits

Total deposits were $2.34 billion as of June 30, 2018, an increase of $95 million, or 4.3% from December 31, 2017. The increase was primarily a result of strong growth in our retail time deposit products, partially offset by a decrease of our balance in brokered deposits. Brokered deposits totaled $62 million at June 30, 2018, down from $156 million at December 31, 2017. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for time deposits greater than $250,000 and brokered deposits. Core deposits totaled $2.13 billion at June 30, 2018, or 91% of total deposits at that date.

Borrowings

At June 30, 2018, we had the ability to borrow a total of $732 million from the Federal Home Loan Bank, including an available line of credit of $50 million. We also had available credit lines with additional banks totaling $60 million. At June 30, 2018, outstanding FHLB borrowings totaled $350 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, between April and September 2016, we issued $50 million in aggregate principal amount of our Fixed to Floating Subordinated Notes due April 15, 2026 (the “Subordinated Notes”), and an additional $15 million in August 2017, of which $65 million remained outstanding as of June 30, 2018.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds made for one-to-two-week periods.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2018 and 2017. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended						As of and for the Six Months Ended
	June 30, 2018			June 30, 2017			June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest earning assets
Loans	$2,829,819	$38,580	5.45%	$2,102,446	$28,624	5.45%	$2,782,055	$74,980	5.39%	$2,073,748	$55,743	5.38%
Securities includes restricted stock	159,243	842	2.12%	108,373	435	1.61%	150,478	1,661	2.21%	102,882	800	1.56%
Other interest earning assets	24,496	119	1.94%	11,673	29	0.99%	24,579	233	1.90%	10,629	48	0.90%
Total interest earning assets	3,013,558	39,541	5.25%	2,222,492	29,088	5.24%	2,957,112	76,874	5.20%	2,187,259	56,591	5.17%
Noninterest earning assets
Cash and due from banks	10,420			9,061			11,336			8,918
Other assets	49,195			45,674			48,175			45,669
Total average assets	$3,073,173			$2,277,227			$3,016,623			$2,241,846
Interest-bearing liabilities
Savings, NOW, Money Markets	$1,515,912	$4,468	1.18%	$1,304,358	$2,764	0.85%	$1,520,648	$8,602	1.14%	$1,252,328	$5,223	0.84%
Time deposits	715,863	2,711	1.52%	383,908	1,013	1.06%	710,872	5,166	1.47%	403,332	2,088	1.04%
Total deposits	2,231,775	7,179	1.29%	1,688,266	3,777	0.90%	2,231,520	13,768	1.24%	1,655,660	7,311	0.89%
FHLB borrowings	351,846	1,334	1.50%	267,276	870	1.29%	305,707	2,167	1.41%	270,431	1,700	1.25%
Subordinated notes, net	64,935	1,171	7.21%	49,383	908	7.35%	64,918	2,343	7.22%	49,366	1,816	7.36%
Total borrowings	416,781	2,505	2.38%	316,659	1,778	2.22%	370,625	4,510	2.42%	319,797	3,516	2.19%
Total interest-bearing liabilities	2,648,556	9,684	1.47%	2,004,925	5,555	1.11%	2,602,145	18,278	1.42%	1,975,457	10,827	1.11%
Noninterest-bearing liabilities:
Demand deposits	73,755			61,167			71,925			60,442
Other liabilities	50,874			38,563			50,465			35,404
Total noninterest-bearing liabilities	124,629			99,730			122,390			95,846
Shareholders’ equity	299,988			172,572			292,088			170,543
Total average liabilities and shareholders’ equity	$3,073,173			$2,277,227			$3,016,623			$2,241,846
Net interest income and spread		$29,857	3.78%		$23,533	4.13%		$58,596	3.78%		$45,764	4.06%
Net interest margin			3.96%			4.24%			3.96%			4.18%

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

	Three Months Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) due to		Total Increase	Increase (Decrease) due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Change in interest income:
Loans	$9,917	$39	$9,956	$19,089	$148	$19,237
Securities includes restricted stock	243	164	407	452	409	861
Other interest earning assets	48	42	90	101	84	185
Total change in interest income	10,208	245	10,453	19,642	641	20,283
Change in interest expense:
Saving/Now/Money Markets	500	1,204	1,704	1,269	2,110	3,379
Time deposits	1,129	569	1,698	2,012	1,066	3,078
Total deposits	1,629	1,773	3,402	3,281	3,176	6,457
FHLB borrowings	305	159	464	236	231	467
Subordinated notes, net	280	(17)	263	561	(34)	527
Total change in interest expense	2,214	1,915	4,129	4,078	3,373	7,451
Change in net interest income	$7,994	$(1,670)	$6,324	$15,564	$(2,732)	$12,832

Results of Operations

General

Net income increased $7.0 million, or 79%, to $16.0 million for the three months ended June 30, 2018 from the comparable 2017 period. The increase was driven by a $6.3 million increase in net interest income and a $4.8 million increase in non-interest income, partially offset by a $3.2 million increase in operating expenses and a $0.5 million increase in provision for loan losses.

Net income increased $12.4 million, or 64%, to $31.7 million for the six months ended June 30, 2018 from the comparable 2017 period. This increase was primarily the result of a $12.8 million increase in net interest income, a $5.0 million increase in non-interest income, and a $0.7 million decrease in income tax expense, partially offset by a $5.6 million increase in operating expenses and a $0.6 million increase in provision for loan losses.

Interest Income

Interest income increased $10.5 million, or 36%, to $39.5 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, primarily due to an increase in loans. The increase in interest income on loans was due to average outstanding loans increasing $727 million, or 35% to $2.83 billion for the three months ended June 30, 2018 from $2.10 billion for the three months ended June 30, 2017. The average yield on loans was 5.45% for the three months ended June 30, 2018, unchanged from the same period in 2017.

Interest income increased $20.3 million, or 36%, to $76.9 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to an increase in loans. The increase in interest income on loans was due to average outstanding loans increasing $708 million, or 34% to $2.78 billion for the six months ended June 30, 2018 from $2.07 billion for the same period in 2017. The average yield on loans increased 1 basis point to 5.39% for the six months ended June 30, 2018 from 5.38% for the same period in 2017.

Interest Expense

Interest expense increased $4.1 million, or 74%, to $9.7 million for the three months ended June 30, 2018 from the three months ended June 30, 2017. Our average balance of interest-bearing deposits increased $544 million, or 32%, to $2.23 billion for the three months ended June 30, 2018 from $1.69 billion for the three months ended June 30, 2017. Also, the average rate we paid on interest-bearing deposits increased 39 basis points to 1.29% for the three months ended June 30, 2018 from 0.90% for the three months ended June 30, 2017. Our average balance of borrowings increased due to higher FHLB borrowings and an additional $15 million in subordinated notes issued in August 2017 and the average rate paid on outstanding borrowings increased 16 basis points to 2.38% for the three months ended June 30, 2018 from 2.22% for the three months ended June 30, 2017.

Interest expense increased $7.5 million, or 69%, to $18.3 million for the six months ended June 30, 2018 from the same period in 2017. Our average balance of interest-bearing deposits increased $576 million, or 35%, to $2.23 billion for the six months ended June 30, 2018 from $1.66 billion for the same period in 2017. Also, the average rate we paid on interest-bearing deposits increased 35 basis points to 1.24% for the six months ended June 30, 2018 from 0.89% for the same period in 2017. Our average balance of borrowings increased due to higher FHLB borrowings and an additional $15 million in subordinated notes issued in August 2017 and the average rate paid on outstanding borrowings increased 23 basis points to 2.42% for the six months ended June 30, 2018 from 2.19% for the same period in 2017.

Net Interest Income

Net interest income increased $6.3 million, or 27%, to $29.9 million for the three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to average earning assets increasing $791 million partially offset by a 28 basis point decrease in our net interest margin. Our net interest rate spread decreased 35 basis points to 3.78% for the three months ended June 30, 2018 from 4.13% for the three months ended June 30, 2017. The average yield we earned on interest earning assets increased 1 basis point to 5.25% and the average rate we paid on interest-bearing liabilities increased by 36 basis points to 1.47%.

Net interest income increased $12.8 million, or 28%, to $58.6 million for the six months ended June 30, 2018 from the comparable period in 2017 primarily due to average earning assets increasing $770 million partially offset by a 22 basis point decrease in our net interest margin. Our net interest rate spread decreased 28 basis points to 3.78% for the six months ended June 30, 2018 from 4.06% for the comparable period in 2017. The average yield we earned on interest earning assets increased 3 basis points to 5.20% and the average rate we paid on interest-bearing liabilities increased by 31 basis points to 1.42%.

Provision for Loan Losses

Our provision for loan losses for the three months ended June 30, 2018 was $1.1 million, an increase of $0.5 million from $0.6 million for the same period in 2017. Our provision for loan losses for the six months ended June 30, 2018 was $1.8 million, an increase of $0.6 million from $1.2 million for the same period in 2017. The increase for both the three and six months periods was primarily attributable to the growth in our loan portfolio. The allowance for loan losses was $20.3 million, or 0.72% of total loans at June 30, 2018, compared to $18.5 million, or 0.71% of total loans at December 31, 2017.

Non-interest Income

Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Service charges and fees	$92	$88	$4	5%	$166	$137	$29	21%
Investment management and advisory fees	500	589	(89)	(15)%	1,123	1,141	(18)	(2)%
Gain (loss) on sale of investment securities	(3)	73	(76)	(104)%	(3)	73	(76)	(104)%
Gain (loss) on sale of mortgage loans held for sale	28	(170)	198	116%	93	17	76	447%
Gain on sale of portfolio loans	5,068	554	4,514	815%	9,009	4,419	4,590	104%
Unrealized losses on equity securities	(30)	—	(30)	N/M	(94)	—	(94)	N/M
Income on cash surrender value of bank-owned life insurance	295	292	3	1%	590	583	7	1%
Other income	347	104	243	234%	906	386	520	135%
Total non-interest income	$6,297	$1,530	$4,767	312%	$11,790	$6,756	$5,034	75%

N/M — not meaningful

Non-interest income increased $4.8 million during the three months ended June 30, 2018 as compared to the same period of 2017, primarily as the result of increased gain on sale of portfolio loans.  Gain on sale of portfolio loans increased $4.5 million with  higher volume of loans sold in the secondary market. Other income also increased during the three months due to an increase in net loan servicing income as $797 million of loans were serviced for others at June 30, 2018 compared to $484 million of loans at June 30, 2017.

Non-interest income increased $5.0 million during the six months ended June 30, 2018 as compared to the same period of 2017, primarily driven by a $4.6 million increase in the gain on sale of portfolio loans due to higher volume of loans sold in secondary market.  Other income also increased during the six months due to an increase in net loan servicing income as a result of a higher outstanding balance of loans serviced for others.

Non-interest Expense

Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(In thousands)
Salaries and employee benefits	$7,229	$5,277	$1,952	37%	$13,878	$10,687	$3,191	30%
Occupancy and equipment	1,610	1,416	194	14%	3,156	2,805	351	13%
Professional fees	824	295	529	179%	1,446	664	782	118%
Advertising and marketing	351	230	121	53%	700	422	278	66%
FDIC assessments	474	264	210	80%	1,017	506	511	101%
Data processing	295	279	16	6%	583	486	97	20%
Other	1,838	1,630	208	13%	3,344	2,913	431	15%
Total non-interest expense	$12,621	$9,391	$3,230	34%	$24,124	$18,483	$5,641	31%

Non-interest expense for the three months ended June 30, 2018 increased $3.2 million as compared to the same period of 2017. Salaries and employee benefits increased as a result of additional full-time equivalent employees to support balance sheet and overall growth. The number of full-time equivalent employees increased to 326 at June 30, 2018 from 268 at June 30, 2017.  Occupancy and equipment expenses also increased with the expansion of our branch network in Southern California and New York. Higher professional fees were primarily attributable to increased audit, legal and consultant fees associated with being a public company. FDIC assessments increased due to a corresponding increase in the Bank’s assessment base.

Non-interest expense for the six months ended June 30, 2018 increased $5.6 million as compared to the same period of 2017, primarily due to inceased salaries and employee benefits with the hiring of additional full-time equivalent employees to support growth in the Company’s operations.  Occupancy and equipment expenses increased with the addition of two branches during the six months ended June 30, 2018.  The increase in professional fees was due to higher audit, legal and consultant fees attributable to being a public company.  FDIC assessments increased due to growth in Bank’s assessment base.

Income Tax Expense

We recorded income tax expense of $6.4 million for the three months ended June 30, 2018, reflecting an effective tax rate of 28.6%, compared to $6.1 million for the three months ended June 30, 2017, reflecting an effective tax rate of 40.7%. We recorded  income tax expense of $12.8 million for the first half of 2018, reflecting an effective tax rate of 28.6%, compared to $13.5 million for the same period of 2017, reflecting an effective tax rate of 41.1%. The decrease in the effective tax rate was primarily due to the reduction in the federal corporate tax rate to 21% that was effective January 1, 2018 because of the Tax Cuts and Jobs Act (H.R.1).

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

Our most liquid assets are cash and due from banks and U.S. Treasury and Agency securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018 and December 31, 2017, cash and due from banks totaled $36.8 million and $40.1 million, respectively. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $138.5 million at June 30, 2018 and $122.6 million at December 31, 2017.

At June 30, 2018, we had the ability to borrow a total of $732 million from Federal Home Loan Bank including an available line of credit with Federal Home Loan Bank of $50 million. At June 30, 2018, we also had available credit lines with additional banks for $60 million. Outstanding borrowings on June 30, 2018 with the Federal Home Loan Bank totaled $350 million, and there were no amounts outstanding with the aforementioned additional banks.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank, our bank lines of credit, or obtain additional funds through brokered deposits.

At June 30, 2018, we had $423 million in loan commitments outstanding. We also had $70 thousand in standby letters of credit at June 30, 2018. At December 31, 2017, we had $426 million in loan commitments outstanding. We also had $70 thousand in standby letters of credit at December 31, 2017.

Time deposits due within one year of June 30, 2018 totaled $600 million, or 26% of total deposits. Total time deposits at June 30, 2018 were $748 million, or 32%, of total deposits. Time deposits due within one year of December 31, 2017 totaled $427 million, or 19% of total deposits. Total time deposits at December 31, 2017 were $663 million, or 30% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of securities. During the three months ended June 30, 2018 and 2017, we originated $434 million and $422 million of loans, respectively, and purchased $51 million and $50 million of securities, respectively. During the six months ended June 30, 2018 and 2017, we originated $842 million and $679 million of loans, respectively, and purchased $76 million and $85 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced net increases in total deposits of $49 million and $74 million for the three months ended June 30, 2018 and 2017, respectively, and net increases in total deposits of $95 million and $181 million for the six months ended June 30, 2018 and 2017, respectively. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. We expect the high level of liquid accounts to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth.

We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $157.5 million and $17.9 million in proceeds from the sale of loans in the three months ended June 30, 2018 and 2017, respectively. We generated $269.7 million and $123.1 million in proceeds from the sale of loans in the six months ended June 30, 2018 and 2017, respectively.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At June 30, 2018 and December 31, 2017, each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under regulatory guidelines.

Refer to Note 13 in the Unaudited Condensed Consolidated Financial Statements for additional information.

The following tables present our capital ratios as of the indicated dates for the Company and Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at June 30, 2018	Company Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	20.77%	20.28%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	16.21%	15.53%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	9.88%	9.83%
Common Tier 1 (CET 1)	N/A	4.50%	3.00%	16.21%	15.53%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at June 30, 2018	Bank Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	15.60%	14.76%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	14.52%	13.71%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	8.84%	8.68%
Common Tier 1 (CET 1)	6.50%	4.50%	3.00%	14.52%	13.71%

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

We manage our exposure to interest rate movements primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning on June 30, 2018 and December 31, 2017. The table below demonstrates that for the initial twelve-month period after an immediate and parallel rate shock, we are liability sensitive in a rising interest rate environment.

	At June 30,		At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	92,867	(25.0)%	88,051	(25.0)%
300	102,254	(17.4)%	97,204	(17.2)%
200	111,056	(10.3)%	105,213	(10.4)%
100	118,375	(4.4)%	111,634	(4.9)%
0	123,817		117,408
–100	126,409	2.1%	118,818	1.2%

Our net interest income interest rate sensitivity is affected by the time periods in which our adjustable rate loans reprice. Our adjustable loans reprice in an average of 22 months with 95% repricing within the next five years.

Economic Value of Equity Simulation.  We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities.  EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning June 30, 2018 and December 31, 2017.

	At June 30,		At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	388,610	(14.7)%	373,010	(10.3)%
300	419,393	(7.9)%	399,470	(3.9)%
200	435,033	(4.5)%	415,216	(0.2)%
100	446,496	(1.9)%	421,089	1.3%
0	455,331		415,880
–100	425,013	(6.7)%	381,348	(8.3)%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS LOPP
Thomas Lopp President Chief Operating Officer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)