Form 10-Q
period 2018-09-30
Sterling Bancorp, Inc.
filed 2018-11-13
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2018, there were 53,012,283 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	September 30,	December 31,
	2018	2017

Assets
Cash and due from banks	$48,879	$40,147
Investment securities	142,749	126,848
Mortgage loans held for sale	113,805	112,866
Loans, net of allowance for loan losses of $20,765 and $18,457	2,796,150	2,594,357
Accrued interest receivable	13,087	11,493
Mortgage servicing rights, net	9,411	6,496
Leasehold improvements and equipment, net	9,040	7,043
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	31,146	30,680
Deferred tax asset, net	7,002	6,847
Other assets	2,744	2,231
Total assets	$3,196,963	$2,961,958

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$79,432	$73,682
Interest-bearing deposits	2,332,639	2,171,428
Total deposits	2,412,071	2,245,110
Federal Home Loan Bank borrowings	335,000	338,000
Subordinated notes, net	64,993	64,889
Accrued expenses and other liabilities	65,456	40,661
Total liabilities	2,877,520	2,688,660

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock, voting, no par value, authorized 500,000,000 shares; issued and outstanding
53,012,283 and 52,963,308 shares at September 30, 2018 and December 31, 2017, respectively	111,238	111,238
Additional paid-in capital	12,604	12,416
Retained earnings	195,649	149,816
Accumulated other comprehensive loss	(48)	(172)
Total shareholders’ equity	319,443	273,298
Total liabilities and shareholders’ equity	$3,196,963	$2,961,958

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$40,772	$32,373	$115,752	$88,116
Interest and dividends on investment securities	958	502	2,619	1,302
Other interest	166	55	399	103
Total interest income	41,896	32,930	118,770	89,521

Interest expense
Interest on deposits	8,628	4,375	22,396	11,686
Interest on Federal Home Loan Bank borrowings	1,297	1,344	3,464	3,044
Interest on subordinated notes	1,173	1,067	3,516	2,883
Total interest expense	11,098	6,786	29,376	17,613

Net interest income	30,798	26,144	89,394	71,908
Provision for loan losses	423	900	2,184	2,100
Net interest income after provision for loan losses	30,375	25,244	87,210	69,808

Non-interest income
Service charges and fees	100	65	266	202
Investment management and advisory fees	445	595	1,568	1,736
Gain (loss) on sale of investment securities	-	-	(3)	73
Gain (loss) on sale of mortgage loans held for sale	129	(191)	222	(174)
Gain on sale of portfolio loans	2,876	4,568	11,885	8,987
Unrealized losses on equity securities	(31)	-	(125)	-
Income on cash surrender value of bank-owned life insurance	299	294	889	877
Other income	415	173	1,321	559
Total non-interest income	4,233	5,504	16,023	12,260

Non-interest expense
Salaries and employee benefits	6,973	6,211	20,851	16,898
Occupancy and equipment	1,760	1,549	4,916	4,354
Professional fees	898	344	2,344	1,008
Advertising and marketing	470	233	1,170	655
FDIC assessments	186	335	1,203	841
Data processing	311	281	894	767
Other	1,933	1,382	5,277	4,295
Total non-interest expense	12,531	10,335	36,655	28,818

Income before income taxes	22,077	20,413	66,578	53,250
Income tax expense	6,336	8,321	19,106	21,804
Net income	$15,741	$12,092	$47,472	$31,446

Income per share, basic and diluted	$0.30	$0.27	$0.90	$0.69

Weighted average common shares outstanding:
Basic	52,963,308	45,271,000	52,963,308	45,271,000
Diluted	52,966,593	45,271,000	52,965,089	45,271,000

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$15,741	$12,092	$47,472	$31,446
Other comprehensive income, net of tax:
Unrealized gains on investment securities, arising during the period, net of tax effect of $5, $51, $19, and $30, respectively	19	95	72	56
Reclassification adjustment for (gains) losses included in net income of $ -, $ -, $3, and $(73), respectively, included in gain (loss) on sale of investment securities, net of tax effect of $ -, $ -, $(1), and $26, respectively	-	-	2	(47)
Total other comprehensive income	19	95	74	9
Comprehensive income	$15,760	$12,187	$47,546	$31,455

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

							Accumulated
					Additional		Other	Total
	Voting Common Stock		Nonvoting Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2017	40,199,000	$22,863	5,072,000	$2,885	$15,118	$121,446	$(40)	$162,272
Net income	-	-	-	-	-	10,416	-	10,416
Capital contributions from controlling member of merged entity (Note 1)	-	-	-	-	218	-	-	218
Other comprehensive loss	-	-	-	-	-	-	(29)	(29)
Dividends distributed ($0.04 per share)	-	-	-	-	-	(1,767)	-	(1,767)
Balance at March 31, 2017	40,199,000	22,863	5,072,000	2,885	15,336	130,095	(69)	171,110
Net income	-	-	-	-	-	8,938	-	8,938
Distribution recorded to members of merged entity (Note 1)	-	-	-	-	(2,920)	-	-	(2,920)
Other comprehensive loss	-	-	-	-	-	-	(57)	(57)
Dividends distributed ($0.06 per share)	-	-	-	-	-	(2,662)	-	(2,662)
Balance at June 30, 2017	40,199,000	22,863	5,072,000	2,885	12,416	136,371	(126)	174,409
Net income	-	-	-	-	-	12,092	-	12,092
Other comprehensive income	-	-	-	-	-	-	95	95
Dividends distributed ($0.04 per share)	-	-	-	-	-	(2,124)	-	(2,124)
Balance at September 30, 2017	40,199,000	$22,863	5,072,000	$2,885	$12,416	$146,339	$(31)	$184,472

Balance at January 1, 2018	52,963,308	$111,238	-	$-	$12,416	$149,816	$(172)	273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities (Note 3)	-	-	-	-	-	(50)	50	-
Net income	-	-	-	-	-	15,749	-	15,749
Stock-based compensation	-	-	-	-	9	-	-	9
Other comprehensive loss	-	-	-	-	-	-	(13)	(13)
Restricted stock awards	39,655	-	-	-	-	-	-	-
Dividends distributed ($0.01 per share)	-	-	-	-	-	(531)	-	(531)
Balance at March 31, 2018	53,002,963	111,238	-	-	12,425	164,984	(135)	288,512
Net income	-	-	-	-	-	15,982	-	15,982
Stock-based compensation	-	-	-	-	76	-	-	76
Other comprehensive income	-	-	-	-	-	-	68	68
Dividends distributed ($0.01 per share)	-	-	-	-	-	(528)	-	(528)
Balance at June 30, 2018	53,002,963	111,238	-	-	12,501	180,438	(67)	304,110
Net income	-	-	-	-	-	15,741	-	15,741
Stock-based compensation	-	-	-	-	103	-	-	103
Other comprehensive income	-	-	-	-	-	-	19	19
Restricted stock awards	9,320	-	-	-	-	-	-	-
Dividends distributed ($0.01 per share)	-	-	-	-	-	(530)	-	(530)
Balance at September 30, 2018	53,012,283	$111,238	-	$-	$12,604	$195,649	$(48)	$319,443

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$47,472	$31,446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,184	2,100
Deferred income taxes	(174)	(123)
(Gain) loss on sale of investment securities	3	(73)
Unrealized losses on equity securities	125	-
Amortization (accretion), net on investment securities	(514)	173
Depreciation and amortization on leasehold improvements and equipment	959	880
Amortization of intangible asset	338	338
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(29,565)	(87,008)
Proceeds from sale of mortgage loans held for sale	27,623	89,600
(Gain) loss on sale of mortgage loans held for sale	(222)	174
Gain on sale of portfolio loans	(11,885)	(8,987)
Increase in cash surrender value of bank-owned life insurance	(466)	(490)
Amortization, net of valuation allowance adjustments, of servicing assets	1,375	1,209
Stock-based compensation	188	-
Other	104	82
Change in operating assets and liabilities:
Accrued interest receivable	(1,594)	(1,946)
Other assets	(851)	(239)
Accrued expenses and other liabilities	24,795	23,805
Net cash provided by operating activities	59,895	50,941

Cash Flows From Investing Activities
Investment securities:
Maturities and principal receipts	57,891	63,954
Sales	2,778	66,949
Purchases	(76,091)	(165,328)
Purchases of investment securities, restricted stock	-	(4,590)
Loans originated, net of repayments	(547,298)	(684,209)
Proceeds from the sale of portfolio loans	352,141	271,728
Purchase of leasehold improvements and equipment	(2,956)	(1,732)
Net cash used in investing activities	(213,535)	(453,228)

Cash Flows From Financing Activities
Net increase in deposits	166,961	484,317
Proceeds from advances from Federal Home Loan Bank	4,275,000	4,023,000
Repayments of advances from Federal Home Loan Bank	(4,278,000)	(4,080,000)
Net change in line of credit with Federal Home Loan Bank	-	(16,915)
Proceeds from issuance of subordinated notes	-	15,611
Payment of debt issuance costs	-	(191)
Payment of offering costs	-	(213)
Capital contributions from controlling member of merged entity	-	218
Distribution to members of merged entity	-	(2,920)
Dividends paid to shareholders	(1,589)	(6,553)
Net cash provided by financing activities	162,372	416,354
Net change in cash and due from banks	8,732	14,067
Cash and due from banks at beginning of period	40,147	22,124
Cash and due from banks at end of period	$48,879	$36,191

Supplemental cash flows information
Cash paid:
Interest	$23,568	$16,053
Income taxes	18,500	19,300
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	382,531	32,565
Transfers of residential real estate loans from mortgage loans held for sale	39,210	-

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank which was formed in 1984. The Bank originates construction, residential and commercial real estate loans, commercial lines of credit, and other consumer loans and receives deposits from its customers located primarily in California and Michigan. The Bank operates through a network of 29 branches: one branch at its headquarters in Michigan, 25 branches located in San Francisco and Los Angeles, California, two branches located in New York, New York, and one branch located in the greater Seattle, Washington market. Additionally, the Bank’s operations include a registered investment advisory business with assets held under management of $304 million at September 30, 2018.

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2018, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for any future annual or interim period. The consolidated balance sheet at December 31, 2017 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Adjustments to Prior Interim Periods

In the second quarter of 2018, the Company corrected the classification of commitment fees, net of direct loan origination costs, earned on construction loans and other lines of credit to commercial customers in its condensed consolidated statements of income to the financial statement caption, interest and fees on loans, within interest income, which were previously reported in service charges and fees, within non-interest income. The Company has made the correction to conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result, prior period financial statements included herein have been adjusted from the amounts previously reported.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The amount of the adjustment to decrease service charges and fees, and increase interest and fees on loans was $648 and $1,510 for the three and nine months ended September 30, 2017, respectively. There was no change to the reported net income or income per share, basic and diluted, as previously reported as a result of this immaterial correction. Management has evaluated the materiality of these corrections on its previously filed financial statements from a quantitative and qualitative perspective, and has concluded that these corrections were not material to the prior periods.

Merger of Quantum Fund, LLC

On April 24, 2017, the Bank acquired all the outstanding equity interests of Quantum Fund, LLC, an entity controlled by the Company’s principal shareholder who owned, directly and indirectly, 80% of the members’ interests with the remaining 20% members’ interest held by a member of the Board of Directors of the Company and Bank, for $2.9 million in cash. Such amount has been reflected as a distribution to the members in the consolidated statements of changes in shareholders’ equity. The entity operated a registered investment advisory business with assets held under management of approximately $425 million at the time of merger.

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

Fair Value Measurements

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not readily available, the Bank uses present value techniques and other valuation methods, as disclosed in Note 11, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Concentration of Credit Risk

The Company’s loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At September 30, 2018 and December 31, 2017, residential real estate loans accounted for 83% and 82%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At September 30, 2018 and December 31, 2017, approximately 95% of the loan portfolio was originated in California.

Investment Securities

Investment securities includes available for sale debt securities and equity securities.

Debt Securities

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.

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

Equity Securities

Beginning January 1, 2018, equity securities with readily determinable fair values are stated at fair value with unrealized and realized gains and losses reported in income. Those equity securities without readily determinable fair values are recorded at cost, less any impairments, adjusted for subsequent observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any changes in the carrying value of the equity investments are recognized in income.  Refer to Note 3, Investment Securities.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

For periods prior to January 1, 2018, equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

The Company performs a qualitative assessment each reporting period to identify impairment of equity securities without readily determinable fair values. When a qualitative assessment indicates that an impairment exists, the Company determines the fair value of the investment and if the fair value is less than the investment’s carrying value, an impairment loss is recorded equal to the difference between the fair value and the carrying amount of the investment in income.

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities in the condensed consolidated statements of income. Cash dividends received amounted $257 and $194 for the three months ended September 30, 2018 and 2017, respectively, and $888 and $583 for the nine months ended September 30, 2018 and 2017, respectively.

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts to provide goods or services to its customers. The core principle of ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of the adoption date. The adoption of ASC 606 did not result in a change in the accounting for any of the in-scope revenue streams; as such no cumulative effect adjustment was recorded at adoption. The majority of the Company’s revenues are from interest income and other sources, including loans and investment securities, as well as fees related to mortgage servicing activities, that are not within the scope of ASC 606 and are instead subject to other accounting guidance. The Company’s services that are within the scope of ASC 606 are recorded within non-interest income which includes investment management and advisory fees, service charges on deposit accounts, interchange income and other service charges and fees. Descriptions of these activities that are within the scope of ASC 606, which are presented in the condensed consolidated statements of income as components of non-interest income, are as follows:

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

Interchange fees: The Bank earns interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Such interchange activity is shown on a net basis through non-interest income — other income.

Other service charges and fees: Other charges and fees includes revenue generated from wire transfers, lockboxes, and bank issuance of checks.  Such fees are recognized at the point in time the customer requests the service and the service has been rendered.

The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2018 and 2017 that are within the scope of ASC 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-Interest Income:
Service charges on deposit accounts*	$60	$46	$164	$126
Investment management and advisory fees	445	595	1,568	1,736
Interchange fees*	28	32	80	88
Other service charges and fees*	15	10	35	22
Not within the scope of ASC 606	3,685	4,821	14,176	10,288
Total non-interest income	$4,233	$5,504	$16,023	$12,260

* Included in service charges and fees, and other income in the condensed consolidated statements of income

Contract Balances

The Bank’s noninterest revenue streams are largely based on transactional activity or month-end revenue accruals such as investment management and advisory fees based on the customer’s assets held under management at the beginning of the period.  Consideration is often received immediately or shortly thereafter, and the Bank satisfies its performance obligation and recognizes revenue over time. At September 30, 2018 and December 31, 2017, the Bank had a contract asset balance of $34 and $91, respectively, which was recorded in other assets in the condensed consolidated balance sheets.

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

Income per Share, Basic and Diluted

Basic income per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share represents net income divided by the weighted average number of common shares outstanding during the period, plus the effect of outstanding potentially dilutive common shares.

Recently Issued Accounting Guidance

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements as follows: (1) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the reporting entity’s policy for timing of transfers between levels; (2) removes the requirement to disclose the valuation processes for Level 3 fair value measurements; (3) clarifies that the measurement uncertainty disclosure for recurring Level 3 fair value measurements is to communicate information about the uncertainty in measurement as of the reporting date; (4) requires disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (5) requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt the provisions that  remove or modify disclosures upon issuance of this ASU and delay adoption of the additional disclosures until the effective date. The Company is currently evaluating this ASU and does not expect the adoption of the ASU to have a significant impact on its current fair value measurement disclosures.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. A project plan has been developed and the implementation team is working on identifying and researching key interpretive issues and is in the process of reviewing existing credit models to identify areas where new impairment models may be required. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which require lessees to recognize the following for all leases, except for short-term leases, at the commencement date: (1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides corrections or clarification on narrow aspects of Topic 842. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with another transition method for adopting the new leasing guidance. As originally issued, ASC 842

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

requires entities to use a modified retrospective transition approach to apply the new guidance as of the beginning of the earliest period presented in the financial statements in the period adopted. The optional transition method allows entities to apply the new guidance at the adoption date by recording a cumulative-effect adjustment to the opening balance of retained earnings, and not to restate the comparative periods presented. ASU No. 2016-02 will also require expanded disclosures.  ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

The Company is continuing to assess the impact of ASU No. 2016-02 on its financial condition and results of operations. Although, the Company plans to use the optional transition method and record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. In addition, the Company expects to elect to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases. Also, any initial direct costs for any leases that exist prior to adoption will be retained. The Company will record a right-of-use asset and a lease liability on its consolidated balance sheet for the leases of its facilities in place upon adoption and expects this ASU will not significantly impact its operating results.

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses:

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$136,764	$—	$(118)	$136,646
Collateralized mortgage obligations	1,633	64	—	1,697
Collateralized debt obligations	309	—	(6)	303
Total	$138,706	$64	$(124)	$138,646

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$120,216	$—	$(174)	$120,042
Collateralized mortgage obligations	1,953	55	—	2,008
Collateralized debt obligations	606	—	(35)	571
Total	$122,775	$55	$(209)	$122,621

The Company held no securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, which were in excess of 10% of shareholders’ equity as of September 30, 2018 and December 31, 2017.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Information pertaining to sales of debt securities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds	$—	$51,236	$2,778	$66,949

Gross realized gains	$—	$40	$—	$114
Gross realized losses	—	(40)	(3)	(41)
Total net realized gains (losses)	$—	$—	$(3)	$73

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at September 30, 2018 are shown by contractual maturity. Collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$136,764	$136,646
Collateralized mortgage obligations	1,633	1,697
Collateralized debt obligations	309	303
Total	$138,706	$138,646

The table summarizes debt securities available for sale, at fair value, with unrealized losses at September 30, 2018 and December 31, 2017 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$136,646	$(118)	$—	$—	$136,646	$(118)
Collateralized debt obligations	—	—	303	(6)	303	(6)
Total	$136,646	$(118)	$303	$(6)	$136,949	$(124)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$120,042	$(174)	$—	$—	$120,042	$(174)
Collateralized debt obligations	—	—	571	(35)	571	(35)
Total	$120,042	$(174)	$571	$(35)	$120,613	$(209)

At September 30, 2018, the Company’s debt securities portfolio consisted of 9 debt securities, with 7 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

The Company holds a collateralized debt obligation with a carrying value of $303 and $571 at September 30, 2018 and December 31, 2017, respectively. The security was rated high quality at inception, but it was subsequently rated by Moody’s as B1, which is defined as “extremely speculative.” The issuers of the security are primarily banks. The Company uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The security remained classified as available for sale and represented $6 and $35 of the unrealized losses reported at September 30, 2018 and December 31, 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At September 30, 2018 and December 31, 2017, equity securities totaled $4,103 and $4,227, respectively. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax.

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

At September 30, 2018 and December 31, 2017, equity securities with readily determinable fair values were $3,857 and $3,981, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net losses recorded during the period on equity securities	$31	$125
Less: net losses recorded during the period on equity securities sold during the period	—	—
Unrealized losses recorded during the period on equity securities held at the reporting date	$31	$125

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at each of September 30, 2018 and December 31, 2017.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 4—Loans

Major categories of loans were as follows:

	September 30,	December 31,
	2018	2017
Construction loans	$177,734	$192,319
Residential real estate loans, mortgage	2,341,989	2,132,641
Commercial real estate loans, mortgage	252,782	247,076
Commercial and industrial loans, lines of credit	44,375	40,749
Other consumer loans	35	29
Total loans	2,816,915	2,612,814
Less: allowance for loan losses	(20,765)	(18,457)
Loans, net	$2,796,150	$2,594,357

Loans with carrying values of $964.3 million and $968.4 million were pledged as collateral on FHLB borrowings at September 30, 2018 and December 31, 2017, respectively.

The table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,211	$12,675	$2,595	$787	$1	$1,031	$20,300
Provision for loan losses	110	28	—	181	—	104	423
Charge offs	—	—	—	—	—	—	—
Recoveries	5	6	31	—	—	—	42
Total ending balance	$3,326	$12,709	$2,626	$968	$1	$1,135	$20,765

Nine Months Ended September 30, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457
Provision for loan losses	1,095	421	484	499	—	(315)	2,184
Charge offs	—	(4)	—	—	—	—	(4)
Recoveries	13	13	102	—	—	—	128
Total ending balance	$3,326	$12,709	$2,626	$968	$1	$1,135	$20,765

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Three Months Ended September 30, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,168	$12,472	$1,247	$385	$2	$972	$16,246
Provision for loan losses	(244)	1,102	12	66	—	(36)	900
Charge offs	—	—	—	—	—	—	—
Recoveries	1	4	38	—	—	—	43
Total ending balance	$925	$13,578	$1,297	$451	$2	$936	$17,189

Nine Months Ended September 30, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$679	$11,863	$915	$373	$2	$990	$14,822
Provision for loan losses	141	1,672	264	78	(1)	(54)	2,100
Charge offs	—	—	—	—	—	—	—
Recoveries	105	43	118	—	1	—	267
Total ending balance	$925	$13,578	$1,297	$451	$2	$936	$17,189

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

September 30, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$78	$45	$30	$198	$—	$—	$351
Collectively evaluated for impairment	3,248	12,664	2,596	770	1	1,135	20,414
Total ending allowance balance	$3,326	$12,709	$2,626	$968	$1	$1,135	$20,765
Loans:
Loans individually evaluated for impairment	$7,155	$120	$3,809	$420	$—	$—	$11,504
Loans collectively evaluated for impairment	170,579	2,341,869	248,973	43,955	35	—	2,805,411
Total ending loans balance	$177,734	$2,341,989	$252,782	$44,375	$35	$—	$2,816,915

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$37	$19	$98	$—	$—	$154
Collectively evaluated for impairment	2,218	12,242	2,021	371	1	1,450	18,303
Total ending allowance balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457
Loans:
Loans individually evaluated for impairment	$—	$122	$2,804	$343	$—	$—	$3,269
Loans collectively evaluated for impairment	192,319	2,132,519	244,272	40,406	29	—	2,609,545
Total ending loans balance	$192,319	$2,132,641	$247,076	$40,749	$29	$—	$2,612,814

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At September 30, 2018			At December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance for loan losses recorded:
Construction	$4,496	$4,494	$—	$—	$—	$—
Commercial real estate:
Retail	1,385	1,193	—	1,431	1,247	—
Apartments	1,093	1,088	—	—	—	—
Commercial lines of credit, private banking	—	—	—	147	147	—
Subtotal	6,974	6,775	—	1,578	1,394	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	120	120	45	122	122	37
Construction	2,661	2,661	78	—	—	—
Commercial real estate, offices	1,539	1,528	30	1,567	1,557	19
Commercial lines of credit:
Private banking	320	320	98	196	196	98
C&I lending	100	100	100	—	—	—
Subtotal	4,740	4,729	351	1,885	1,875	154
Total	$11,714	$11,504	$351	$3,463	$3,269	$154

The unpaid principal balance is not reduced for partial charge offs. The recorded investment excludes accrued interest receivable on loans which was not significant.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Construction	$4,732	$97	$48	$—	$—	$—
Commercial real estate:
Retail	1,202	16	11	1,273	17	16
Gas stations	—	—	—	4	—	—
Apartments	1,091	12	8	—	—	—
Commercial lines of credit, private banking	—	—	—	150	2	2
Subtotal	7,025	125	67	1,427	19	18
With an allowance for loan losses recorded:
Residential real estate, first mortgage	121	1	1	123	1	1
Construction	2,661	55	37	—	—	—
Commercial real estate, offices	1,532	24	15	1,568	21	21
Commercial lines of credit:
Private banking	325	3	2	205	3	3
C&I lending	100	1	1	—	—	—
Subtotal	4,739	84	56	1,896	25	25
Total	$11,764	$209	$123	$3,323	$44	$43

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Construction	$2,996	$196	$147	$—	$—	$—
Commercial real estate:
Retail	1,220	48	43	1,287	50	50
Apartments	725	24	20	—	—	—
Commercial lines of credit, private banking	—	—	—	151	6	6
Subtotal	4,941	268	210	1,438	56	56
With an allowance for loan losses recorded:
Residential real estate, first mortgage	121	4	3	122	4	6
Construction	1,774	107	89	—	—	—
Commercial real estate, offices	1,541	67	59	1,581	60	59
Commercial lines of credit:
Private banking	331	14	13	208	10	10
C&I lending	67	3	3	—	—	—
Subtotal	3,834	195	167	1,911	74	75
Total	$8,775	$463	$377	$3,349	$130	$131

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$214	$77	$573	$131
Commercial real estate:
Retail	65	—	79	—
Total	$279	$77	$652	$131

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans:

September 30, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$177,734	$177,734
Residential real estate:
Residential first mortgage	906	300	291	1,497	2,320,770	2,322,267
Residential second mortgage	—	295	—	295	19,427	19,722
Commercial real estate:
Retail	—	—	65	65	10,062	10,127
Apartments	—	—	—	—	64,994	64,994
Offices	—	—	—	—	26,528	26,528
Hotel	—	—	—	—	105,470	105,470
Industrial	—	—	—	—	14,823	14,823
Gas stations	—	—	—	—	988	988
Other	—	—	—	—	29,852	29,852
Commercial lines of credit:
Private banking	—	—	—	—	24,839	24,839
C&I lending	—	—	—	—	19,536	19,536
Other consumer loans	—	—	—	—	35	35
Total	$906	$595	$356	$1,857	$2,815,058	$2,816,915

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$192,319	$192,319
Residential real estate:
Residential first mortgage	8,902	392	704	9,998	2,105,142	2,115,140
Residential second mortgage	107	—	—	107	17,394	17,501
Commercial real estate:
Retail	—	—	79	79	10,530	10,609
Apartments	—	—	—	—	59,582	59,582
Offices	—	—	—	—	26,571	26,571
Hotel	—	—	—	—	103,195	103,195
Industrial	—	—	—	—	15,907	15,907
Gas stations	—	—	—	—	1,067	1,067
Other	—	—	—	—	30,145	30,145
Commercial lines of credit:
Private banking	—	—	—	—	22,898	22,898
C&I lending	—	—	—	—	17,851	17,851
Other consumer loans	—	—	—	—	29	29
Total	$9,009	$392	$783	$10,184	$2,602,630	$2,612,814

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

Troubled Debt Restructurings

At September 30, 2018 and December 31, 2017, the balance of outstanding loans identified as troubled debt restructurings was $5,744 and $3,073, respectively. The Company has an allowance for loan losses of $261 and $56 on these loans at September 30, 2018 and December 31, 2017, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

The terms of certain loans have been modified as troubled debt restructurings by the Company. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; extension of the amortization period of the loan; change in loan payments to interest only for a defined period for the loan; or a permanent reduction of the recorded investment in the loan. During the three and nine months ended September 30, 2018, the Company modified the terms of a construction loan and a commercial and industrial loan by providing for an extension of the maturity dates by 7 months at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investment was $2,761 at the time of modification. The modification did not result in an increase of the allowance for loan losses or charge offs. During the three and nine months ended September 30, 2017, the Company did not modify any loans as a troubled debt restructuring.

The terms of certain other loans have been modified during the three and nine months ended September 30, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment. These other loans that were modified were not considered significant.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans such as residential real estate and other consumer loans and non-homogeneous loans, such as commercial lines of credit, construction and commercial real estate loans. This analysis is performed monthly. The Company uses the following definitions for risk ratings:

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

At September 30, 2018 and December 31, 2017, the risk rating of loans by class of loans was as follows:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$158,972	$9,636	$9,126	$—	$177,734
Residential real estate:
Residential first mortgage	2,321,998	—	105	164	2,322,267
Residential second mortgage	19,722	—	—	—	19,722
Commercial real estate:
Retail	8,934	—	1,193	—	10,127
Apartments	63,906	—	1,088	—	64,994
Offices	26,528	—	—	—	26,528
Hotel	105,470	—	—	—	105,470
Industrial	14,823	—	—	—	14,823
Gas stations	988	—	—	—	988
Other	28,808	—	1,044	—	29,852
Commercial lines of credit:
Private banking	24,661	—	178	—	24,839
C&I lending	14,632	3,951	953	—	19,536
Other consumer loans	35	—	—	—	35
Total	$2,789,477	$13,587	$13,687	$164	$2,816,915

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$177,241	$11,670	$3,408	$—	$192,319
Residential real estate:
Residential first mortgage	2,114,511	—	109	520	2,115,140
Residential second mortgage	17,501	—	—	—	17,501
Commercial real estate:
Retail	9,363	1,167	79	—	10,609
Apartments	58,472	1,110	—	—	59,582
Offices	26,571	—	—	—	26,571
Hotel	103,195	—	—	—	103,195
Industrial	15,907	—	—	—	15,907
Gas stations	1,067	—	—	—	1,067
Other	24,741	4,733	671	—	30,145
Commercial lines of credit:
Private banking	22,702	—	196	—	22,898
C&I lending	17,851	—	—	—	17,851
Other consumer loans	29	—	—	—	29
Total	$2,589,151	$18,680	$4,463	$520	$2,612,814

The Bank sold pools of residential real estate mortgages for $82.4 million and $148.6 million during the three months ended September 30, 2018 and 2017, respectively, and $352.1 million and $271.7 million during the nine months ended September 30, 2018 and 2017, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $2.9 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively, and $11.9 million and $9.0 million for the nine months ended September 30, 2018 and 2017, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages.

Note 5—Mortgage Servicing Rights

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Residential real estate mortgage loan portfolios serviced for:
FNMA	$82,477	$73,039
FHLB	91,372	92,697
Private investors	631,016	442,984

Custodial escrow balances maintained with these serviced loans were $16,566 and $11,944 at September 30, 2018 and December 31, 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mortgage servicing rights:
Beginning of period	$9,313	$5,299	$6,706	$4,454
Additions	703	1,703	4,290	3,250
Amortization	(580)	(369)	(1,560)	(1,071)
End of period	9,436	6,633	9,436	6,633

Valuation allowance at beginning of period	18	120	210	40
Additions (recoveries)	7	58	(185)	138
Valuation allowance at end of period	25	178	25	178

Mortgage servicing rights, net	$9,411	$6,455	$9,411	$6,455

Mortgage servicing assets were $9,411 and $6,496 at September 30, 2018 and December 31, 2017, respectively. Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $291 and $70 for the three months ended September 30, 2018 and 2017, respectively, and $1,001 and $191 for the nine months ended September 30, 2018 and 2017, respectively, and were included in other non-interest income in the condensed consolidated statements of income.

The fair value of mortgage servicing rights was $10,929 and $7,086 at September 30, 2018 and December 31, 2017, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at September 30, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 33.4%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2017 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 36.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

Note 6—Deposits

Time deposits, included in interest-bearing deposits, were $795,437 and $663,472 at September 30, 2018 and December 31, 2017, respectively. Time deposits includes brokered deposits of $33,750 and $156,084 at September 30, 2018 and December 31, 2017, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $186,165 and $129,101 at September 30, 2018 and December 31, 2017, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 7—Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	Interest Rates	December 31, 2017	Interest Rates
Short-term fixed rate advances	$138,000	2.24%	$148,000	1.47% - 1.56%
Short-term adjustable rate advances	7,000	2.54%*	—
Total short-term FHLB advances	145,000		148,000
Long-term fixed rate advances	190,000	0.98%-1.18%	190,000	0.98% - 1.18%
Total FHLB advances	$335,000		$338,000

* At period end.

FHLB Advances

The short-term fixed rate advances consist of a single advance due within one week. The long-term fixed rate advances have maturity dates ranging from July 2019 to October 2026. Interest on these advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At September 30, 2018, advances totaling $157,000 were callable by the FHLB as follows: $67,000 in September 2021 and $90,000 in October 2021. At September 30, 2018, the Bank had additional borrowing capacity of $285 million from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding was $4,246 and $13,837 during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 2.54% and 1.67% at September 30, 2018 and December 31, 2017, respectively. The agreement had a one-year term and was renewed in October 2018 on substantially the same terms until October 2019.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $964.3 million at September 30, 2018.

Other Borrowings

The Company had available credit lines with other banks totaling $70 million. There were no amounts outstanding under these credit lines at September 30, 2018 and December 31, 2017.

Note 8—Subordinated Notes, net

The subordinated notes were as follows:

	September 30, 2018	December 31, 2017
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	547	588
Unamortized debt issuance costs	(554)	(699)
Total	$64,993	$64,889

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

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,173 and $1,067 for the three months ended September 30, 2018 and 2017, respectively, and $3,516 and $2,883 for the nine months ended September 30, 2018 and 2017, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 1 capital of the Bank and Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 13, Regulatory Capital Requirements.

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

Exercise price of options	$13.73
Risk-free interest rate	2.80%
Expected term (in years)	6.75
Expected stock price volatility	23.70%
Dividend yield	.29%

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2018	—	$—	—	$—
Granted	92,625	13.73
Exercised	—	—
Forfeited/expired	—	—
Outstanding at September 30, 2018	92,625	$13.73	9.47	$—

The Company recorded share-based compensation expense associated with stock options of $27 and $56 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, there was $366 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.47 years. No options are exercisable at September 30, 2018.

Restricted Stock Awards

The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

On March 21, 2018, the Board of Directors approved the issuance of 39,655 restricted stock awards to certain key employees and non-employee directors. The restricted stock awards of 33,100 issued to key employees vest in installments of 50% in each of the third and fourth year after the date of grant. The 6,555 restricted stock awards issued to non-employee directors vest on the first anniversary of the grant date. On July 17, 2018, the Board of Directors approved an additional issuance of 9,320 restricted stock awards to non-employee directors that vest on the first anniversary of the grant date. The weighted average grant-date fair value of the restricted stock awards is $13.55. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest.

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded share-based compensation expense associated with restricted stock awards of $76 and $132 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, there was $531 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.73 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$15,741	$12,092	$47,472	$31,446

Denominator:
Weighted average common shares outstanding, basic	52,963,308	45,271,000	52,963,308	45,271,000
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted stock	3,285	—	1,781	—
Weighted average common shares outstanding, diluted	52,966,593	45,271,000	52,965,089	45,271,000
Income per share:
Basic	$0.30	$0.27	$0.90	$0.69
Diluted	$0.30	$0.27	$0.90	$0.69

The effect of 92,625 options to purchase shares of common stock were excluded in computing diluted income per common share for the three and nine months ended September 30, 2018, as the inclusion would be antidilutive.

In September 2017, the Board of Directors approved a 1,000 for one stock split to be effected as a stock dividend on the Company’s common stock. The stock split was effected on September 11, 2017. All share and per share amounts have been retroactively adjusted to reflect the stock split for the three and nine months ended September 30, 2017.

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

Impaired Loans

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach, such as comparable sales or income approach, or a combination of both. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2018 and December 31, 2017:

		Fair Value Measurements at September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$136,646	$136,646	$—	$—
Collateralized mortgage obligations	1,697	—	1,697	—
Collateralized debt obligations	303	—	—	303
Equity securities	3,857	3,857	—	—

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

*  The Company has elected to account for its investment in a thinly traded, restricted stock with a carrying value of $246 using the measurement alternative for equity securities without a readily determinable fair value therefore, the investment is excluded from the fair value measurement disclosures at September 30, 2018.

There were no transfers between Level 1 and Level 2 during the nine month periods ending September 30, 2018 or 2017.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2018 and December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	September 30, 2018		December 31, 2017
	Collateralized Debt Obligations	Equity Securities	Collateralized Debt Obligations	Equity Securities
Balance of recurring Level 3 assets at January 1	$571	$—	$585	$529
Total gains or losses (realized/unrealized):
Included in income-realized	—	—	—	—
Included in other comprehensive income (loss)	28	—	(10)	—
Principal maturities/settlements	(296)	—	(4)	(283)
Sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance of recurring Level 3 assets at end of period	$303	$—	$571	$246

Unrealized losses on Level 3 investments for collateralized debt obligations was $6 at September 30, 2018. In addition to the amounts included in income for the nine months ended September 30, 2018 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $13. Unrealized losses on Level 3 investments for collateralized debt obligations and equity securities at December 31, 2017 were $35 and $0, respectively. In addition to the amounts included in income for the year ended December 31, 2017 as presented in the table above, the Company also recorded interest income on collateralized debt obligations of $21 and dividend income on equity securities of $15.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2018 and December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs
September 30, 2018
Collateralized debt obligations	$303	Discounted cash flow	Collateral default rate	0%
			Recovery probability	0%
December 31, 2017
Collateralized debt obligations	$571	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%

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

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at September 30, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at September 30, 2018
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, construction	$2,583	$—	$—	$2,583

At September 30, 2018, impaired loans had a loan amount of $2,761 with a valuation allowance of $178, resulting in a decrease to the provision for loan losses of $(27) for the three months ended September 30, 2018 and an increase to provision for loan losses of $178 for the nine months ended September 30, 2018.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

As discussed previously, the fair values of collateral dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at September 30, 2018:

	Fair Value	Valuation Technique	Unobservable Inputs
Impaired loans, construction	$2,583	Sales comparison approach	Management discount for property type and recent market volatility	10%

Fair Value of Financial Instruments

With the adoption of ASU No. 2016-01, as discussed in Note 3, the Company is required to calculate fair value of its financial instruments for disclosure purposes based on an exit price notion. The Company is not required to revise its prior-period disclosures of fair value for those financial instruments that may have been calculated using the entry price notion, which was acceptable prior to January 1, 2018. Therefore, the prior-period fair values disclosed may not be determined in a manner consistent with the current-period fair values disclosed because of a change in methodology.

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2018 and December 31, 2017, are as follows:

	Fair Value Measurements at September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$48,879	$48,879	$48,879	$—	$—
Mortgage loans held for sale	113,805	116,839	—	116,839	—
Loans, net	2,793,567	2,878,717	—	—	2,878,717

Financial Liabilities
Time deposits	795,437	794,186	—	794,186	—
Federal Home Loan Bank borrowings	335,000	324,185	—	324,185	—
Subordinated notes, net	64,993	66,625	—	66,625	—

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$40,147	$40,147	$40,147	$—	$—
Mortgage loans held for sale	112,866	115,619	—	115,619	—
Loans, net	2,594,357	2,635,986	—	—	2,635,986

Financial Liabilities
Time deposits	663,472	660,380	—	660,380	—
Federal Home Loan Bank borrowings	338,000	330,004	—	330,004	—
Subordinated notes, net	64,889	67,485	—	67,485	—

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Company has implemented the new corporate tax rate as of January 1, 2018. The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. federal statutory rate	21.0%	35.0%	21.0%	35.0%
Effect of:
State taxes, net of federal benefit	7.8%	6.1%	7.8%	6.0%
Loss incurred by pass-through entity	—	—	—	0.2%
Income on cash surrender value of bank-owned life insurance	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Effective tax rate	28.6%	40.8%	28.6%	40.9%

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

The final rules implementing Basel III became effective on January 1, 2015 with full compliance with all requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer is 1.875% for 2018. The net unrealized gain or loss on investment securities is not included in regulatory capital. Management believes that as of September 30, 2018, the Company and the Bank meet all regulatory capital requirements to which they are subject. Management also expects that the Company and the Bank will be fully compliant with all requirements being phased in by January 1, 2019.

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

At September 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized. There have been no conditions or events since these notifications that management believes would have changed the Bank’s category.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At September 30, 2018 and December 31, 2017, the Bank exceeded all capital requirements to be categorized as well capitalized and the Company exceeded the capital adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimums not including the capital conservation buffer, at September 30, 2018 and December 31, 2017 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total adjusted capital to risk-weighted assets
Consolidated	$404,686	21.00%	$154,130	8.00%	N/A	N/A
Bank	308,063	15.99	154,128	8.00	$192,660	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	318,927	16.55	115,598	6.00	N/A	N/A
Bank	287,298	14.91	115,596	6.00	154,128	8.00
Common Tier 1 (CET1)
Consolidated	318,927	16.55	86,698	4.50	N/A	N/A
Bank	287,298	14.91	86,697	4.50	125,229	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	318,927	10.04	127,081	4.00	N/A	N/A
Bank	287,298	9.04	127,080	4.00	158,850	5.00

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total adjusted capital to risk-weighted assets
Consolidated	$365,078	20.28%	$140,447	8.00%	N/A	N/A
Bank	259,165	14.76	140,447	8.00	$175,559	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	272,732	15.53	105,336	6.00	N/A	N/A
Bank	240,708	13.71	105,336	6.00	140,447	8.00
Common Tier 1 (CET1)
Consolidated	272,732	15.53	79,002	4.50	N/A	N/A
Bank	240,708	13.71	79,002	4.50	114,114	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	272,732	9.83	110,949	4.00	N/A	N/A
Bank	240,708	8.68	110,949	4.00	138,687	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is “well capitalized” as defined by regulatory guidelines. At September 30, 2018, $160 million of consolidated retained earnings were available to pay dividends to the Company’s shareholders.

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

Note 14—Related Party Transactions

As disclosed in Note 1, the Company purchased an entity owned 80% by its principal shareholder and 20% by a member of the Board of Directors of the Company and Bank. At the time of the purchase in April 2017, the Director was and will continue as the Chief Executive Officer (“CEO”) of the purchased entity. For the nine months ended September 30, 2017, the consolidated statements of income include compensation-related expenses of $125 for the Director’s services as CEO of this purchased entity.

From time to time, the Company makes charitable contributions to a foundation which certain members of the Board of Directors of the Company and Bank, and whom are also related to the Company’s principal shareholders, serve as trustees of the foundation. The Company paid $225 to the foundation during the three months ended September 30, 2018 and 2017, and $675 during the nine months ended September 30, 2018 and 2017.

The Bank leases certain storage and office space from entities owned by the Company’s principal shareholders. Amounts paid under such leases totaled $15 and $16 during the three months ended September 30, 2018 and 2017, respectively, and $49 and $35 during the nine months ended September 30, 2018 and 2017, respectively.

The Bank provides monthly data processing and programming services to entities controlled by the Company’s principal shareholders. Aggregate fees received amounted to $33 and $27 during the three months ended September 30, 2018 and 2017, respectively, and $87 and $75 during the nine months ended September 30, 2018 and 2017, respectively.

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

Lease Commitments

The Company leases its corporate headquarters and branch offices through noncancelable operating leases with terms that range from years 2019 to 2029, with renewal options thereafter. Rent expense was $1,080 and $903 for the three months ended September 30, 2018 and 2017, respectively, and $2,949 and $2,603 for the nine months ended September 30, 2018 and 2017, respectively.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At September 30, 2018, outstanding commitments to make loans consisted of fixed rate loans of $15,042 with interest rates ranging from 4.00% to 7.50% and maturities ranging from 10 years to 30 years and variable rate loans of $276,746 with varying interest rates (ranging from 3.875% to 7.625% at September 30, 2018) and maturities ranging from 1 to 30 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Commitments to make loans	$291,788	$268,401
Unused lines of credit	170,380	157,234
Standby letters of credit	70	70

Note 16—Subsequent Events

Sale of Mortgage Loans

In September 2018, the Company committed to sell a portfolio of residential real estate loans to third-party investors. In November 2018, the Company received net proceeds of $43.5 million and recorded a gain of $1.6 million on the sale of residential real estate loans. Servicing of the loan portfolio sold was retained by the Company.

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

Since 2013, we have experienced significant growth while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In April 2018, we opened a new branch in New York City and expanded our presence in Southern California with a new branch in Chino Hills. In July 2018, we converted an existing loan production office in the greater Seattle market into a branch, and in September 2018, we relocated a branch in New York City to a more prominent location. We plan to open an additional branch in the Koreatown area of Los Angeles by the end of 2018. As of September 30, 2018, the Company had total consolidated assets of $3.20 billion, total consolidated deposits of $2.41 billion and total consolidated shareholders’ equity of $319 million.

For the three months ended September 30, 2018, we originated loans of $419 million, a 15% decrease over the same period in 2017, which included $354 million in residential mortgage loans, $22 million in commercial real estate loans, $38 million in construction loans and $5 million in commercial and industrial loans. For the nine months ended September 30, 2018, we originated loans of $1,261 million, an 8% increase over the same period in 2017, which included $1,069 million in residential mortgage loans, $47 million in commercial real estate loans, $122 million in construction loans and $23 million in commercial and industrial loans. Also, for the three months and nine months ended September 30, 2018, we sold pools of residential real estate mortgages for $82.4 million and $352.1 million, respectively, to third-party investors. We continue to focus on the residential mortgage market, construction, and commercial real estate lending.

Net income for the three months ended September 30, 2018 was $15.7 million, or $0.30 per diluted share as compared to $12.1 million, or $0.27 per diluted share for the comparable period in 2017. Net income for the nine months ended September 30, 2018 was $47.5 million, or $0.90 per diluted share as compared to $31.4 million, or $0.69 per diluted share for the comparable period in 2017.

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

During the nine months ended September 30, 2018, there were no significant changes to our critical accounting policies and estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Discussion and Analysis of Financial Condition

The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30, 2018		At December 31, 2017
	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate:
Residential real estate	$2,341,989	83%	$2,132,641	82%
Commercial real estate	252,782	9%	247,076	9%
Construction	177,734	6%	192,319	7%
Total real estate	2,772,505	98%	2,572,036	98%
Commercial and industrial, lines of credit	44,375	2%	40,749	2%
Other consumer	35	—%	29	—%
Total loans	2,816,915	100%	2,612,814	100%
Allowance for loan losses	(20,765)		(18,457)
Loans, net	$2,796,150		$2,594,357

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at September 30, 2018:

	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
Residential real estate	$12,820	$2,329,169	$2,341,989
Commercial real estate	27,947	224,835	252,782
Construction		177,734	177,734
Commercial and industrial, lines of credit	1,213	43,162	44,375
Other consumer	35	—	35
Total loans	$42,015	$2,774,900	$2,816,915

As part of the Bank’s strategy to prevent attrition, we selectively negotiate with eligible borrowers prior to the time of repricing to extend the fixed period by generally 3 or 5 years. We attempt to secure a newly negotiated rate at a premium over competitive market rates for like term loans but which may be lower than the contractual reset rate which would otherwise apply. The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of September 30, 2018:

September 30, 2018	1 - 4 Family Residential	Commercial Real Estate	Construction	Commercial	Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$481,382	$11,900	$177,734	$43,162	$—	$714,178
More than 6 months through 12 months	485,179	21,965	—	—	—	507,144
More than 12 months through 24 months	266,436	37,192	—	—	—	303,628
More than 24 months through 36 months	618,819	48,198	—	—	—	667,017
More than 36 months through 60 months	410,056	89,444	—	—	—	499,500
More than 60 months	67,297	16,136	—	—	—	83,433
Fixed to maturity	12,820	27,947	—	1,213	35	42,015
Total	$2,341,989	$252,782	$177,734	$44,375	$35	$2,816,915

At September 30, 2018, $209 million, or 7.5%, of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans.  The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	September 30, 2018			December 31, 2017
	30 - 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$906	$300	$291	$9,009	$392	$704
Commercial real estate	—	295	65	—	—	79
Construction	—	—	—	—	—	—
Commercial and industrial, lines of credit	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total delinquent loans	$906	$595	$356	$9,009	$392	$783

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2018 and December 31, 2017, we had $77 thousand and $131 thousand, respectively, of accruing loans past due 90 days, which consisted primarily of government guaranteed loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At September 30, 2018 and December 31, 2017, we had a troubled debt restructuring loan in nonaccrual with a balance of $65 thousand and $79 thousand, respectively. The total outstanding recorded investment of troubled debt restructurings increased to $5.7 million at September 30, 2018 from $3.1 million at December 31, 2017, as the Company modified the terms of a construction loan and a commercial and industrial loan by providing for an extension of the maturity dates to provide the borrower more time to complete the project and sell the property. The loan is accruing interest and is considered current.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At September 30, 2018	At December 31, 2017
	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$214	$573
Commercial real estate	65	79
Construction	—	—
Commercial and industrial, lines of credit	—	—
Other consumer	—	—
Total nonaccrual loans	279	652
Loans past due 90 days and still accruing	77	131
Troubled debt restructurings (2)	5,679	2,994
Total nonperforming assets	$6,035	$3,777
Total loans	$2,816,915	$2,612,814
Total assets	$3,196,963	$2,961,958
Total nonaccrual loans to total loans	0.01%	0.02%
Total nonperforming assets to total assets	0.19%	0.13%

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Allowance at beginning of period	$20,300	$16,246	$18,457	$14,822
Provision for loan losses	423	900	2,184	2,100
Charge offs:
Residential real estate	—	—	(4)	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial and industrial, lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total charge offs	—	—	(4)	—
Recoveries:
Residential real estate	6	4	13	43
Commercial real estate	31	38	102	118
Construction	5	1	13	105
Commercial and industrial, lines of credit	—	—	—	—
Other consumer	—	—	—	1
Total recoveries	42	43	128	267
Allowance at end of period	$20,765	$17,189	$20,765	$17,189
Nonperforming loans and troubled debt restructurings at end of period	$6,035	$3,912	$6,035	$3,912
Total loans outstanding at end of period	$2,816,915	$2,383,382	$2,816,915	$2,383,382
Average loans outstanding during period	$2,923,584	$2,387,709	$2,829,749	$2,179,552
Allowance for loan losses to nonperforming loans and troubled debt restructurings	344%	439%	344%	439%
Allowance for loan losses to total loans at end of period	0.74%	0.72%	0.74%	0.72%
Net recoveries to average loans outstanding during the period	—%	—%	—%	(0.01)%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30, 2018		At December 31, 2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$12,709	83%	$12,279	82%
Commercial real estate	2,626	9%	2,040	9%
Construction	3,326	6%	2,218	7%
Commercial and industrial, lines of credit	968	2%	469	2%
Other consumer	1	—%	1	—%
Unallocated	1,135	N/A	1,450	N/A
Total	$20,765	100%	$18,457	100%

The allowance for loan losses as a percentage of loans was 0.74% and 0.71% as of September 30, 2018 and December 31, 2017, respectively.

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

Construction loans, commercial real estate loans and commercial and industrial lines of credit are individually evaluated for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of smaller balance homogeneous loans, such as other consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

At September 30, 2018 and December 31, 2017, we had impaired loans of $11.5 million and $3.3 million, respectively. The increase in impaired loans during the nine months ended September 30, 2018 was primarily due to the addition of three construction loans, totaling $7.2 million and a commercial real estate loan of $1.1 million. The increase in impaired loan balance was partially offset by paydowns. Our impaired loans are considered in management’s assessment of the overall adequacy of the allowance for loan losses.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Other consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with our loan policy, typically after 90 days of non-payment.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities at the dates indicated.

	At September 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$136,764	$136,646	$120,216	$120,042
Collateralized mortgage obligations	1,633	1,697	1,953	2,008
Collateralized debt obligations	309	303	606	571
Total	$138,706	$138,646	$122,775	$122,621

At September 30, 2018 and December 31, 2017, we had no investments in a single company or entity, other than government and government agency securities, with an aggregate book value in excess of 10% of our shareholders’ equity.

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment, we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which must be recognized in the consolidated statements of income and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2018, unrealized losses on debt securities totaled $124 thousand. We do not consider the debt securities to be other-than-temporarily impaired at September 30, 2018, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At September 30, 2018 and December 31, 2017, equity securities totaled $4.1 million and $4.2 million, respectively.

Deposits

Total deposits were $2.41 billion as of September 30, 2018, an increase of $167 million, or 7% from December 31, 2017. The increase was primarily a result of strong growth in our retail time deposit products, partially offset by a decrease of our balance in brokered deposits. Retail time deposits totaled $762 million at September 30, 2018, up from $507 million at December 31, 2017. Brokered deposits totaled $34 million at September 30, 2018, down from $156 million at December 31, 2017. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.22 billion at September 30, 2018, or 92% of total deposits at that date.

Borrowings

At September 30, 2018, we had the ability to borrow a total of $670 million from the Federal Home Loan Bank, including an available line of credit of $50 million. We also had available credit lines with additional banks totaling $70 million. At September 30, 2018, outstanding FHLB borrowings totaled $335 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, between April and September 2016, we issued $50 million in aggregate principal amount of our Fixed to Floating Subordinated Notes due April 15, 2026 (the “Subordinated Notes”), and an additional $15 million in August 2017. All of the Subordinated Notes remain outstanding as of September 30, 2018.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds made for one-to-two-week periods.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2018 and 2017. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended						As of and for the Nine Months Ended
	September 30, 2018			September 30, 2017			September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)						(Dollars in thousands)
Interest earning assets
Loans	$2,923,584	$40,772	5.58%	$2,387,709	$32,373	5.42%	$2,829,749	$115,752	5.45%	$2,179,552	$88,116	5.39%
Securities includes restricted stock	165,636	958	2.31%	116,400	502	1.73%	155,586	2,619	2.24%	107,437	1,302	1.62%
Other interest earning assets	27,604	166	2.41%	17,224	55	1.28%	25,599	399	2.08%	12,852	103	1.07%
Total interest earning assets	3,116,824	41,896	5.38%	2,521,333	32,930	5.22%	3,010,934	$118,770	5.26%	2,299,841	89,521	5.19%
Noninterest earning assets
Cash and due from banks	11,580			10,507			11,418			9,454
Other assets	48,533			47,999			48,296			46,456
Total average assets	$3,176,937			$2,579,839			$3,070,648			$2,355,751
Interest-bearing liabilities
Savings, NOW, Money Markets	$1,539,304	$5,181	1.34%	$1,382,084	$3,109	0.89%	$1,526,935	$13,783	1.21%	$1,296,311	$8,331	0.86%
Time deposits	796,197	3,447	1.72%	433,345	1,266	1.16%	739,626	8,613	1.56%	413,446	3,355	1.08%
Total deposits	2,335,501	8,628	1.47%	1,815,429	4,375	0.96%	2,266,561	22,396	1.32%	1,709,757	11,686	0.91%
FHLB borrowings	324,795	1,297	1.56%	412,796	1,344	1.27%	312,140	3,464	1.46%	318,407	3,044	1.28%
Subordinated notes, net	64,970	1,173	7.22%	57,462	1,067	7.43%	64,935	3,516	7.22%	52,095	2,883	7.38%
Total borrowings	389,765	2,470	2.48%	470,258	2,411	2.01%	377,075	6,980	2.44%	370,502	5,927	2.13%
Total interest-bearing liabilities	2,725,266	11,098	1.62%	2,285,687	6,786	1.18%	$2,643,636	29,376	1.49%	2,080,259	17,613	1.13%
Noninterest-bearing liabilities:
Demand deposits	75,429			70,206			73,106			63,476
Other liabilities	62,545			43,471			54,536			38,123
Total noninterest-bearing liabilities	137,974			113,677			127,642			101,599
Shareholders’ equity	313,697			180,475			299,370			173,893
Total average liabilities and shareholders’ equity	$3,176,937			$2,579,839			$3,070,648			$2,355,751
Net interest income and spread		$30,798	3.76%		$26,144	4.04%		$89,394	3.77%		$71,908	4.06%
Net interest margin			3.95%			4.15%			3.96%			4.17%

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

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) due to		Total Increase	Increase (Decrease) due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Change in interest income:
Loans	$7,450	$949	$8,399	$26,585	$1,051	$27,636
Securities includes restricted stock	252	204	456	705	612	1,317
Other interest earning assets	45	66	111	152	144	296
Total change in interest income	7,747	1,219	8,966	27,442	1,807	29,249
Change in interest expense:
Saving/Now/Money Markets	386	1,686	2,072	1,665	3,787	5,452
Time deposits	1,384	797	2,181	3,389	1,869	5,258
Total deposits	1,770	2,483	4,253	5,054	5,656	10,710
FHLB borrowings	(287)	240	(47)	(61)	481	420
Subordinated notes, net	136	(30)	106	695	(62)	633
Total change in interest expense	1,619	2,693	4,312	5,688	6,075	11,763
Change in net interest income	$6,128	$(1,474)	$4,654	$21,754	$(4,268)	$17,486

Results of Operations

General

Net income increased $3.6 million, or 30%, to $15.7 million for the three months ended September 30, 2018 from the comparable 2017 period. The increase was driven by a $4.7 million increase in net interest income, a $2.0 million decrease in income tax expense and a $0.5 million decrease in provision for loan losses, partially offset by a $2.2 million increase in non-interest expenses and a $1.3 million decrease in non-interest income.

Net income increased $16.0 million, or 51%, to $47.5 million for the nine months ended September 30, 2018 from the comparable 2017 period. This increase was primarily the result of a $17.5 million increase in net interest income, a $3.8 million increase in non-interest income and a $2.7 million decrease in income tax expense, partially offset by a $7.8 million increase in non-interest expenses.

Interest Income

Interest income increased $9.0 million, or 27%, to $41.9 million for the three months ended September 30, 2018 from the comparable 2017 period, primarily due to an increase in loans. The average balance of loans increased by $536 million, or 22% to $2.92 billion for the three months ended September 30, 2018 from the same period in 2017. The average yield on loans increased 16 basis points to 5.58% for the three months ended September 30, 2018 from 5.42% for the same period in 2017.

Interest income increased $29.2 million, or 33%, to $118.8 million for the nine months ended September 30, 2018 from the comparable 2017 period, primarily due to an increase in loans. The average balance of loans increased by $650 million, or 30% to $2.83 billion for the nine months ended September 30, 2018 from the same period in 2017. The average yield on loans increased 6 basis points to 5.45% for the nine months ended September 30, 2018 from 5.39% for the same period in 2017.

Interest Expense

Interest expense increased $4.3 million, or 64%, to $11.1 million for the three months ended September 30, 2018 from the same period in 2017. Our average balance of interest-bearing deposits increased $520 million, or 29%, to $2.34 billion for the three months ended September 30, 2018 from the same period in 2017. Also, the average rate we paid on interest-bearing deposits increased 51 basis points to 1.47% for the three months ended September 30, 2018 from 0.96% for the three months ended September 30, 2017. Our average balance of borrowings decreased $80.5 million as a result of funds available from deposit growth. The average rate we paid on such outstanding borrowings increased 47 basis points to 2.48% for the three months ended September 30, 2018 from 2.01% for the same period in 2017.

Interest expense increased $11.8 million, or 67%, to $29.4 million for the nine months ended September 30, 2018 from the same period in 2017. Our average balance of interest-bearing deposits increased $557 million, or 33%, to $2.27 billion for the nine months ended September 30, 2018 from the same period in 2017. Also, the average rate we paid on interest-bearing deposits increased 41 basis points to 1.32% for the nine months ended September 30, 2018 from 0.91% for the same period in 2017. Our average balance of borrowings increased $6.6 million. The average rate we paid on such outstanding borrowings increased 31 basis points to 2.44% for the nine months ended September 30, 2018 from 2.13% for the same period in 2017.

Net Interest Income

Net interest income increased $4.7 million, or 18%, to $30.8 million for the three months ended September 30, 2018 from the 2017 comparable period primarily due to average earning assets increasing $595 million partially offset by an increase of average interest-bearing liabilities of $440 million and a 20 basis point decrease in our net interest margin to 3.95%.

Our net interest rate spread decreased by 28 basis points to 3.76% for the three months ended September 30, 2018 from 4.04% for the three months ended September 30, 2017. The average yield we earned on interest earning assets increased by 16 basis points to 5.38% and the average rate we paid on interest-bearing liabilities increased by 44 basis points to 1.62%.

Net interest income increased $17.5 million, or 24%, to $89.4 million for the nine months ended September 30, 2018 from the 2017 comparable period primarily due to average earning assets increasing $711 million partially offset by an increase in average interest-bearing liabilities of $563 million and a 21 basis point decrease in our net interest margin to 3.96%.

Our net interest rate spread decreased by 29 basis points to 3.77% for the nine months ended September 30, 2018 from 4.06% for the comparable period in 2017. The average yield we earned on interest earning assets increased by 7 basis points to 5.26% and the average rate we paid on interest-bearing liabilities increased by 36 basis points to 1.49%.

Provision for Loan Losses

Our provision for loan losses for the three months ended September 30, 2018 was $0.4 million, a decrease of $0.5 million from $0.9 million for the same period in 2017. Our provision for loan losses for the nine months ended September 30, 2018 was $2.18 million, compared to $2.10 million for the same period in 2017. The allowance for loan losses was $20.8 million, or 0.74% of total loans at September 30, 2018, compared to $18.5 million, or 0.71% of total loans at December 31, 2017.

Non-interest Income

Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$100	$65	$35	54%	$266	$202	$64	32%
Investment management and advisory fees	445	595	(150)	(25)%	1,568	1,736	(168)	(10)%
Gain (loss) on sale of investment securities	—	—	—	—	(3)	73	(76)	(104)%
Gain (loss) on sale of mortgage loans held for sale	129	(191)	320	168%	222	(174)	396	228%
Gain on sale of portfolio loans	2,876	4,568	(1,692)	(37)%	11,885	8,987	2,898	32%
Unrealized losses on equity securities	(31)	—	(31)	N/M	(125)	—	(125)	N/M
Income on cash surrender value of bank-owned life insurance	299	294	5	2%	889	877	12	1%
Other income	415	173	242	140%	1,321	559	762	136%
Total non-interest income	$4,233	$5,504	$(1,271)	(23)%	$16,023	$12,260	$3,763	31%

N/M — not meaningful

Non-interest income of $4.2 million for the three months ended September 30, 2018 decreased $1.3 million as compared to the same period of 2017, primarily as the result of decreased gain on sale of portfolio loans due to lower volume of loans sold in the secondary market, which is consistent with our strategy to keep more loans on our balance sheet. Other income increased during the three months due to an increase in net loan servicing income as $805 million of loans were serviced for others at September 30, 2018 compared to $602 million of loans at September 30, 2017.

Non-interest income of $16.0 million for the nine months ended September 30, 2018 increased $3.8 million as compared to the same period of 2017, primarily driven by a $2.9 million increase in the gain on sale of portfolio loans due to higher volume of loans sold in secondary market. Other income also increased during the nine months due to an increase in net loan servicing income as a result of a higher outstanding balance of loans serviced for others.

Non-interest Expense

Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,973	$6,211	$762	12%	$20,851	$16,898	$3,953	23%
Occupancy and equipment	1,760	1,549	211	14%	4,916	4,354	562	13%
Professional fees	898	344	554	161%	2,344	1,008	1,336	133%
Advertising and marketing	470	233	237	102%	1,170	655	515	79%
FDIC assessments	186	335	(149)	(44)%	1,203	841	362	43%
Data processing	311	281	30	11%	894	767	127	17%
Other	1,933	1,382	551	40%	5,277	4,295	982	23%
Total non-interest expense	$12,531	$10,335	$2,196	21%	$36,655	$28,818	$7,837	27%

Non-interest expense of $12.5 million for the three months ended September 30, 2018 increased $2.2 million as compared to the same period of 2017. Salaries and employee benefits increased as a result of additional full-time equivalent employees to support our growth in loans and new branches in our network. The number of full-time equivalent employees increased to 331 at September 30, 2018 from 294 at September 30, 2017. Occupancy and equipment expenses also increased with the expansion of our branch network in the greater Seattle market and New York. Higher professional fees were primarily attributable to increased audit, legal and consultant fees associated with being a public company.

Non-interest expense of $36.7 million for the nine months ended September 30, 2018 increased $7.8 million as compared to the same period of 2017, primarily due to increased salaries and employee benefits with the hiring of additional full-time equivalent employees to support growth in the Company’s operations. Occupancy and equipment expenses increased with the addition of three branches during the nine months ended September 30, 2018. The increase in professional fees was due to higher audit, legal and consultant fees attributable to being a public company.

Income Tax Expense

We recorded income tax expense of $6.3 million for the three months ended September 30, 2018, reflecting an effective tax rate of 28.6%, compared to $8.3 million for the three months ended September 30, 2017, reflecting an effective tax rate of 40.8%. We recorded income tax expense of $19.1 million for the nine months ended September 30, 2018, reflecting an effective tax rate of 28.6%, compared to $21.8 million for the same period of 2017, reflecting an effective tax rate of 40.9%. The decrease in the effective tax rate was primarily due to the reduction in the federal corporate tax rate to 21% that was effective January 1, 2018 as a result of the Tax Cuts and Jobs Act (H.R.1).

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. In addition to the cash received of $85.5 million from our initial public offering which closed in November 2017, our primary sources of funds consist of deposit inflows, loan repayments, FHLB borrowings and proceeds from the sale of portfolio loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short-term securities.

Our most liquid assets are cash and due from banks and U.S. Treasury securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018 and December 31, 2017, cash and due from banks totaled $48.9 million and $40.1 million, respectively. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $138.6 million at September 30, 2018 and $122.6 million at December 31, 2017.

At September 30, 2018, we had the ability to borrow a total of $670 million from Federal Home Loan Bank including an available line of credit with Federal Home Loan Bank of $50 million. At September 30, 2018, we also had available credit lines with additional banks for $70 million. Outstanding borrowings on September 30, 2018 with the Federal Home Loan Bank totaled $335 million, and there were no amounts outstanding with the aforementioned additional banks.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank, our bank lines of credit, or obtain additional funds through brokered deposits.

At September 30, 2018, we had $462 million in loan commitments outstanding, and $70 thousand in standby letters of credit. At December 31, 2017, we had $426 million in loan commitments outstanding, and $70 thousand in standby letters of credit.

Time deposits due within one year of September 30, 2018 totaled $568 million, or 24% of total deposits. Total time deposits at September 30, 2018 were $795 million, or 33%, of total deposits. Time deposits due within one year of December 31, 2017 totaled $427 million, or 19% of total deposits. Total time deposits at December 31, 2017 were $663 million, or 30% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of securities. During the three months ended September 30, 2018 and 2017, we originated $419 million and $491 million of loans, respectively, and purchased $80 million of securities during the three months ended September 2017. During the nine months ended September 30, 2018 and 2017, we originated $1.3 billion and $1.2 billion of loans, respectively, and purchased $76 million and $165 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced net increases in total deposits of $71 million and $303 million for the three months ended September 30, 2018 and 2017, respectively, and net increases in total deposits of $167 million and $484 million for the nine months ended September 30, 2018 and 2017, respectively. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. We expect the high level of liquid accounts to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth.

We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $82 million and $149 million in proceeds from the sale of loans in the three months ended September 30, 2018 and 2017, respectively. We generated $352 million and $272 million in proceeds from the sale of loans in the nine months ended September 30, 2018 and 2017, respectively.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At September 30, 2018 and December 31, 2017, each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under regulatory guidelines. Refer to Note 13 in the Unaudited Condensed Consolidated Financial Statements for additional information.

The following tables present our capital ratios as of the indicated dates for the Company and Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at September 30, 2018	Company Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	21.00%	20.28%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	16.55%	15.53%
Common Tier 1 (CET 1)	N/A	4.50%	3.00%	16.55%	15.53%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	10.04%	9.83%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at September 30, 2018	Bank Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	15.99%	14.76%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	14.91%	13.71%
Common Tier 1 (CET 1)	6.50%	4.50%	3.00%	14.91%	13.71%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.04%	8.68%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. When fully phased in on January 1, 2019, the Basel Rules will require the Company to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning on September 30, 2018 and December 31, 2017. The table below demonstrates that for the initial twelve-month period after an immediate and parallel rate shock, we are liability sensitive in a rising interest rate environment.

	At September 30,		At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	96,256	(24.4)%	88,051	(25.0)%
300	105,194	(17.4)%	97,204	(17.2)%
200	114,875	(9.8)%	105,213	(10.4)%
100	121,773	(4.4)%	111,634	(4.9)%
0	127,313		117,408
–100	129,594	1.8%	118,818	1.2%

Our net interest income interest rate sensitivity is affected by the time periods in which our adjustable rate loans reprice. Our adjustable loans reprice in an average of 22 months with 97% repricing within the next five years.

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning September 30, 2018 and December 31, 2017.

	At September 30,		At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	450,781	(10.0)%	373,010	(10.3)%
300	469,419	(6.2)%	399,470	(3.9)%
200	481,286	(3.9)%	415,216	(0.2)%
100	491,009	(1.9)%	421,089	1.3%
0	500,685		415,880
–100	472,467	(5.6)%	381,348	(8.3)%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2018		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS LOPP
Thomas Lopp President Chief Operating Officer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)