Form 10-K
period 2018-12-31
Sterling Bancorp, Inc.
filed 2019-03-18
CIK 1680379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2018, based on last sale price as reported on the NASDAQ Stock Market on that date, was approximately $240.9 million.

          As of March 13, 2019, 51,979,370 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:

          Certain portions, as expressly described in this report, of the Registrant's Proxy Statement for the 2019 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2018, are incorporated by reference into Part III, Items 10-14.

STERLING BANCORP, INC.
2018 ANNUAL REPORT ON FORM 10-K
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

        We have a large and growing portfolio of adjustable rate residential mortgage loans. In our key residential loan program, we manage residential credit risks through a financial documentation process and programs with low loan to value ratios. Our risk management includes a thorough review of ability to repay, liquidity analysis and face-to-face customer interaction.

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

Our History

        Sterling Bank is a federally chartered thrift institution founded in 1984 in Southfield, Michigan by members of the Seligman family. By 2004 we had 10 branches in the Detroit metropolitan area. However, in the early 1990s, our owners and management recognized an opportunity to shift the Bank's focus to a rapidly growing market less dependent, as Detroit was, on a single industry. In 1994, the Bank established its first branch in San Francisco, California. In 2004, we made a strategic decision to sell all but one of our Detroit-area branches and focus nearly exclusively on the California market. In 2004, we divested 10 Michigan branches and by 2006, substantially reduced new lending in Michigan.

        Between 2004 and 2008, we expanded our San Francisco presence by opening an additional seven branches. Since 2013, we have grown our branch network from 16 branches to our current total of 29 branches, including 20 branches in the San Francisco area, five in greater Los Angeles, two branches in New York City, one branch in the greater Seattle market and our headquarters' branch in Michigan.

Lending Activities

        General.    Our lending strategy is to offer a broad range of loan products to the residential and commercial markets, tailored to our customers' needs. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 84% of our loan portfolio as of December 31,

2018. The balance of our loan portfolio consists of commercial real estate, construction, and commercial and industrial loans, lines of credit.

        One- to Four-Family Residential Loans.    The origination of mortgage loans to enable borrowers to purchase or refinance existing homes comprises the largest portion of our loan portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Among our significant products is our Advantage Loan program, which consists of one, three, five, or seven-year adjustable rate mortgages with a minimum 35% down payment requirement. We offer this product to underserved home buyers who have good credit, but may have limited credit history. Our Advantage Loan program constituted 80% of our residential loan portfolio as of December 31, 2018. Another significant product is our tenant-in-common, or TIC, loan program, which is similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two to six-unit residential buildings and a large amount of condominium conversions. Through our TIC program, we lend to owners of individual units within the building based on their relative ownership share. Our TIC loans generally consist of three, five and seven-year adjustable rate mortgages, with an average balance of approximately $0.5 million, and total outstanding loans of $433 million as of December 31, 2018. We also offer conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages of less than $0.6 million. The bulk of our conforming mortgage portfolio is held for sale, after which we typically retain servicing rights. In addition, we have a jumbo loan program for residential loans of between $0.6 million and $2.5 million, for which we offer both fixed and adjustable rates, which are generally held for sale. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one, three, five, or seven-year initial fixed period. Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 350 to 433 basis points above the one-year LIBOR. Across our residential portfolio, our loan-to-value ratio was 62% as of December 31, 2018.

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

        Commercial Loans.    We offer a variety of commercial loan products, consisting primarily of commercial real estate loans, construction loans, and commercial and industrial loans, lines of credit. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we endeavor to secure personal guaranties on each loan we underwrite.

        Commercial Real Estate.    Our commercial real estate portfolio includes single room occupancy hotels, office, industrial, retail, multifamily and mixed-use properties. We focus almost exclusively on projects within or contiguous to our branch footprint, focusing on what we believe to be high quality credits with income-producing properties, strong cash flow characteristics and strong collateral profiles. At December 31, 2018, approximately 88% of the commercial real estate loan portfolio consisted of adjustable rate loans with an average reset of 33 months. Our loan-to-value policy limits are 75% for commercial real estate loans and 80% for multifamily.

        The total commercial real estate portfolio totaled $251 million and $247 million at December 31, 2018 and 2017, of which $3 million and $9 million, respectively, were secured by owner occupied properties.

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

        Construction loans.    Our construction loans are comprised primarily of residential construction, commercial construction and mixed-use development. We focus primarily on renovation projects, as opposed to ground-up developments. We believe that opportunities for construction lending will remain strong, particularly in our San Francisco market, where historic preservation ordinances and other regulations limit the number of ground-up projects. Interest reserves are generally established on real estate construction loans. These loans are typically based on the prime rate of interest and typically have maturities of less than 18 months. Our loan-to-value policy limits are 80% for construction and 65% for land loans. The total construction portfolio totaled $177 million and $192 million at December 31, 2018 and 2017, respectively.

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

        Commercial Lines of Credit and Consumer Loans.    We also offer commercial lines of credit to businesses and individuals for business purposes. We seek to streamline the application process and provide quick decision-making to allow our customers to access credit quickly. These lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and all assets. The total commercial line of credit and consumer loan portfolio totaled $38 million and $41 million at December 31, 2018 and 2017, respectively.

Investment Portfolio

        As of December 31, 2018, the fair value of our investment portfolio totaled $149 million, with an average effective yield of 2.50%. The estimated duration on the fixed income portion of our investment portfolio (fair value of $145 million) is 0.60 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, and to be responsive to cash needs and assist in managing interest rate risk. The majority of our investment portfolio, or 96%, consists of U.S. treasuries, with 4% in collateralized mortgage and debt obligations or equity securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

        Our investment policy is reviewed at least annually by our board of directors. Overall investment goals are established by our board, Chief Executive Officer, Chief Financial Officer and members of our Asset and Liability Committee ("ALCO"). Our board of directors has delegated the responsibility of monitoring our investment activities to our management ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of the Bank's Chief Operating Officer and Chief Financial Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Deposits

        The quality of our deposit franchise and access to stable funding are key components of our business. We offer traditional depository products, including checking, savings, money market, IRAs and certificates of deposits, to individuals and businesses through our branch network throughout our market areas. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We seek to grow our deposits through cross-selling to our loan customers, use of competitive rates, a focused marketing campaign, and multi-product clubs in which we offer varying benefits depending on the overall relationship with the customer. Our bankers are incentivized to acquire and maintain quality, core deposits as we depend on deposits to fund the majority of our loans. We believe that our long-standing and high quality relationships with our depositors who provide us with long-term funding are due to the convenience, rates and dedicated service we offer. We leverage our branch locations and deep network of customer relationships in our market areas to provide low-cost funding sources for our lending business.

Distribution Channels

        The primary markets in which we operate are San Francisco and greater Los Angeles, and our 25 branch network in these areas is our core distribution channel. In addition, we have opened two branches in New York City and one branch in the greater Seattle market. We strive to take advantage of our core footprint, new markets and deep-rooted relationships to target local customers with a diversified product offering.

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

        Our management of interest rate risk is overseen by our board of directors ALCO, and implemented by our management ALCO based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits, calculated quarterly, for various interest rate-related metrics, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves. Steepening and flattening yield curves and various prepayment and deposit duration assumptions are prepared at least annually. Our interest rate management policies also require periodic review and documentation of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates and deposit durations based on historical analysis.

Competition

        The financial services industry is highly competitive as we compete for loans, deposits and customer relationships in our market. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans. Within our branch footprint, we primarily face competition from national, regional and other local financial institutions that have established branch networks throughout the San Francisco and Los Angeles areas as well as our new markets, giving them visible retail presence to customers.

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

Other Subsidiaries

        Quantum Capital Management.    In April 2017 the Bank acquired Quantum, an investment management platform that historically focused on hedged equity and mid-cap, small-cap and micro-cap portfolio strategies. As of December 31, 2018, Quantum had $194 million in assets held under management, which have declined since acquisition date due to slight customer attrition.

        Sterling Wealth Management.    Sterling Wealth Management, a subsidiary of the Bank, provides wealth management services to our customers. We have a customer service representative program through which we intend to establish a traditional fee-based, wealth management platform that will deliver a revenue stream for the Bank while providing clients with an enhanced level of investment advisory services.

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

        We have an Information Security Officer who reports to the General Counsel, whom we charge with the review and implementation of strategies, policies, managed services, technology, and any other resource that could aid in the effort against cybercrime. Our Information Systems Department proactively identifies and monitors systems to analyze risk to the organization and implement mitigating controls where appropriate. Formal business continuity and disaster recovery exercises are conducted annually. Additionally, we involve independent firms to perform an audit and internal and external penetration tests on our information systems on at least an annual basis.

SUPERVISION AND REGULATION

General

        As a federal savings bank, Sterling Bank is subject to primary examination and regulation by the Office of the Comptroller of the Currency ("OCC") and, as an insured depository institution, the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sterling Bank may engage and is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund rather than our shareholders. Sterling Bank also is a member of, and owns stock in, the Federal Home Loan Bank of Indianapolis, which is one of the 11 regional banks in the Federal Home Loan Bank System.

        As a unitary thrift holding company, Sterling Bancorp is required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System ("FRB"). It is required to file certain reports with the FRB and is subject to examination by and the enforcement authority of the FRB. Sterling Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

        Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Sterling Bank or Sterling Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

        In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to expand our branch network or acquire other financial institutions.

        Any change in applicable laws or regulations, whether by the OCC, the FDIC, the FRB or Congress, could have a material adverse impact on the operations and financial performance of Sterling Bancorp and Sterling Bank.

        Set forth below is a brief description of material regulatory requirements that are or will be applicable to Sterling Bank and Sterling Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Sterling Bank and Sterling Bancorp.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

        On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the "EGRRCPA") was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA's highlights include, among other things: (i) creating a new category of "qualified mortgages" presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act's expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; and (v) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

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

        Capital Requirements.    Until the community bank leverage ratio is implemented, or if Sterling Bancorp and Sterling Bank elect not to opt in, Federal regulations will continue to require Sterling Bancorp and Sterling Bank to meet several minimum capital standards. In the case of Sterling Bank, minimum capital standards include a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets ratio of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

        In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (loss), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in, a process which began January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until the buffer was implemented at 2.5% of risk-weighted assets on January 1, 2019. During 2018, the capital conversation buffer was 1.875% of risk-weighted assets.

        Notwithstanding the foregoing, the EGRRCPA is expected to simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules. Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution's risk profile. Until the community bank leverage ratio is established by the regulators in accordance with EGRRCPA, the Basel III risk-based and leverage ratios remain in effect. The effective date and the specific community bank leverage ratio is currently unknown.

        At December 31, 2018, the Company and the Bank met all regulatory capital requirements to which they are subject.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Sterling Bank was in compliance with the loans-to-one borrower limitations.

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

        A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners' Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, Sterling Bank satisfied the QTL test.

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

        Even if an application is not otherwise required, every savings bank that is a subsidiary of a unitary thrift holding company, such as Sterling Bank, must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution. FRB approval is also required for any repurchase of capital stock by a financial institution, such as Sterling Bancorp, with over $3 billion in assets.

        A notice or application related to a capital distribution or share repurchase may be disapproved if:

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

        Community Reinvestment Act and Fair Lending Laws.    Under the Community Reinvestment Act, or "CRA," as implemented by federal regulations, all federal savings banks have a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income borrowers. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

        In connection with its examination of a federal savings bank, the OCC is required to assess the federal savings bank's record of compliance with the CRA. A savings bank's failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branch expansion or mergers, or in restrictions on its activities. The CRA requires the FDIC, in connection with its examination of a state savings bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. All institutions insured by the FDIC must publicly disclose their rating. Sterling Bank received a "satisfactory" CRA rating in its most recent federal examination.

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

        A bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an "insider") and certain entities affiliated with any such person (an insider's "related interest") are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O. The aggregate amount of a bank's loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders' related interests may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank's loans to its executive officers, may not exceed the greater of $25,000 or 2.5% of the bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider's related interests, would exceed the lesser or $500,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank. As of December 31, 2018, none of our insiders had any outstanding loans with the Bank.

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

        Interstate Banking and Branching.    Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to FRB approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, certain amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

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

        At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank's compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the applicable regulatory authority to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

        At December 31, 2018, Sterling Bank was considered "well capitalized."

        Federal Insurance of Deposit Accounts.    The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Sterling Bank. Deposit accounts in Sterling Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

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

        The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Sterling Bank. We cannot predict what assessment rates will be in the future.

        Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or regulatory condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by 2019. For the expense paid in the year ended December 31, 2018, the total FDIC assessment was equal to 5.59 basis points of total assets less tangible capital, and the annualized FICO assessment was equal to 0.31 basis points of total assets less total tangible capital. The Federal Housing Finance Agency ("FHFA") projects that the last FICO assessment will be collected in March 2019. There is a possibility that FICO may need to conduct another assessment in June 2019, which would occur only if the March collection did not yield sufficient monies to make the remaining interest payment on the FICO bonds.

        Supervisory Assessments.    OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations. The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2018 and 2017, the Bank paid supervisory assessments to the OCC totaling $586,000 and $470,000, respectively.

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

Federal Reserve System

        Under FRB regulations, Sterling Bank is required to maintain reserves at the Federal Reserve Bank against its transaction accounts, including checking and NOW accounts. The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: Transaction accounts aggregating $124.2 million or less (which may be adjusted by the FRB) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the FRB between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements. The requirements are adjusted annually by the FRB. The FRB began paying interest on reserves in 2008, currently 2.40%.

Federal Home Loan Bank System

        Sterling Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Sterling Bank was in compliance with this requirement at December 31, 2018. Based on redemption provisions of the Federal Home Loan Bank of Indianapolis, the stock has no quoted market value and is carried at cost. Sterling Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Indianapolis stock. As of December 31, 2018, no impairment has been recognized.

Holding Company Regulation

        Sterling Bancorp is a unitary thrift holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Sterling Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Sterling Bancorp.

        As a unitary thrift holding company, Sterling Bancorp's activities are limited to those activities permissible by law for financial holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities.

        Federal law prohibits a unitary thrift holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or unitary thrift holding company without prior written approval of the FRB, and from acquiring or retaining control of any depository institution. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A unitary thrift holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

        Capital Requirements.    As a unitary thrift holding company, Sterling Bancorp is subject to consolidated regulatory capital requirements that are similar to those that apply to Sterling Bank. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements."

        The Dodd-Frank Act extended the "source of strength" doctrine to unitary thrift holding companies. The FRB has promulgated regulations implementing the "source of strength" policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

        The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and unitary thrift holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Sterling Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

        In order for Sterling Bancorp to be regulated as a unitary thrift holding company by the Federal Reserve Board, rather than as a bank holding company, Sterling Bank must qualify as a "qualified thrift lender" under federal regulations or satisfy the "domestic building and loan association" test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2018, Sterling Bank maintained 90% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Emerging Growth Company Status

        The Tax Cuts and Jobs Act (H.R. 1) (the "JOBS Act"), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an "emerging growth company." Sterling Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

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

Employees

        As of December 31, 2018, we had 352 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

        The following table sets forth information regarding our executive officers (ages as of December 31, 2018):

Name	Age	Position
Gary Judd	78	Chairman of the Board of Directors and Chief Executive Officer
Thomas Lopp	55	President, Chief Operating Officer, Chief Financial Officer
Michael Montemayor	50	President of Commercial and Retail Banking, Chief Lending Officer

        Set forth below are the biographies of our executive officers.

        Gary Judd, Chairman and Chief Executive Officer.    Mr. Judd has served as our chairman and chief executive officer since August 2008. Additionally, he served as our president from August 2008 until December 2016. He began his banking career with Citibank, serving over sixteen years, including assignments over eight years in international banking based in New York, the Middle East, and India. Mr. Judd held positions in commercial lending, operations, treasury/foreign exchange, and country management. He held domestic positions in the Operating Group in New York, Citicorp, working on acquisitions in California, and ending as Citibank's Consumer Group's senior executive for Manhattan south of Forty-Second Street. Mr. Judd was also responsible as a business manager for a large-scale consumer banking system development project. He then served as a general partner of Campbell Oil, Ltd., a private oil and gas exploration and production company in Denver, Colorado.

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

        Thomas Lopp, President, Chief Operating Officer, Chief Financial Officer.    Mr. Lopp was elected President in December 2016, and has served as Chief Operating Officer since September 2009, and as Chief Financial Officer and Treasurer since 2002. He has been a member of the Company since 1997.

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

        Michael Montemayor, President of Commercial and Retail Banking, Chief Lending Officer.    Mr. Montemayor has served as our Chief Lending Officer since 2006 and has been with the Company since 1992. He has also served as Executive Vice President from 2006 to 2016 and President of Commercial and Retail Banking from December 2016 to present and has also served as the Retail Branch Executive from 2013 to present. Prior to serving as our Chief Lending Officer he worked as Director of Commercial Lending from 2003 to his appointment as Chief Lending Officer in 2006, Commercial Loan Officer from 1995 to 1997, Construction Lending Manager from 1997 to 2003 and Branch Manager/Regional Branch Manager and Residential Lending Supervisor from 1993 to 1995.

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

        At December 31, 2018 and 2017, one-to-four family residential real estate loans amounted to $2.45 billion and $2.13 billion, or 84% and 82%, respectively, of our total loan portfolio, and we intend to continue this type of lending in the foreseeable future. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of a downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a great risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

        Other primary sources of funds consist of cash flows from operations and sales of investment securities, and proceeds from the issuance and sale of our equity securities, including, most recently, net proceeds of approximately $85.5 million from our 2017 initial public offering. Additional liquidity is provided by our ability to borrow from the Federal Home Loan Bank of Indianapolis (the "FHLB") or our ability to sell portions of our loan portfolio. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the ability to sell mortgage portfolios as a result of a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

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

        In recent years, several U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date and to the best of our knowledge, none of these type of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

        We rely in part on advances from the FHLB, subordinated debt, and brokered deposits to fund our operations. Although we consider such sources of funds adequate for our current needs, we may need to seek additional debt or equity capital in the future to implement our growth strategy in the event that our borrowing availability with the FHLB is decreased. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require regulatory approval. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain regulatory approval, our growth strategy and future prospects could be materially and adversely impacted.

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

        At December 31, 2018, our allowance for loan losses as a percentage of total loans was 0.75%. The determination of the appropriate level of allowance for loan losses is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance for loan losses would materially decrease net income. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge offs. Any significant increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

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

        At December 31, 2018, our commercial loans totaled $465 million, or 16% of our total loans. We intend to increase our originations of commercial loans, within permissible limits for a federal savings bank, which primarily consists of commercial real estate, construction and development, business loans, and commercial lines of credit. These loans generally have more risk than residential mortgage loans.

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

        In prior years the Federal Reserve Board's policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.

Recently, the Federal Reserve Board has indicated that it believes a gradual increase in the targeted federal funds rate is appropriate. To this end, the Federal Reserve Board raised the targeted federal funds rate in December 2017 and March, June, September and December 2018. We cannot make any representation as to whether, or how many times, the Federal Reserve will increase the targeted federal funds rate in the future. Notwithstanding the Federal Reserve Board's expressed intentions, our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low, or relatively low, interest rate environment or increasing our cost of funds may adversely affect our net interest income, which would have a material adverse effect on our profitability.

We may be required to transition from the use of the LIBOR interest rate index in the future.

        A substantial portion of the loans in our portfolio are indexed to LIBOR to calculate the loan interest rate, as are our 7% subordinated notes. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, each of which could have an adverse effect on our results of operations.

A substantial majority of our loans and operations are in California, and therefore our business is particularly vulnerable to a downturn in the local economies in which we operate.

        Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco Bay and Los Angeles Areas. As of December 31, 2018, 93% of our loan portfolio was based in California and our loan portfolio had concentrations of 62% and 31% in the San Francisco Bay and Los Angeles Areas, respectively. While there is not a single employer or industry in our market areas on which a significant number of our customers are dependent, if the local economies, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Similarly, catastrophic natural events such as earthquakes or wildfires could have a disproportionate effect on our financial condition. As a result of this lack of diversification in our loan portfolio, a downturn in the local economies generally and real estate market specifically could significantly reduce our profitability and growth and have a material adverse effect on our financial condition.

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

        Our business strategy includes growth in assets, deposits, the scale of our operations and entry into new markets, including, most recently New York City and greater Seattle market. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area and obtain new customers in new market areas where we will have to establish brand recognition and operations. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers and loan officers, the continued availability of desirable business opportunities, competition from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available, may be prohibitively expensive, or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in opening new branches.

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

        Changes in interest rates may impact our mortgage servicing revenues, which could negatively impact our non-interest income. When rates rise, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, the value of our mortgage servicing rights usually tends to decline as a result of a higher volume of prepayments, resulting in a decline in our net revenue. It is possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates. Because the value of our mortgage servicing rights is recorded on our balance sheet and evaluated on a quarterly basis, any significant decline in value could adversely affect our income, our capital ratios or require us to raise additional capital, which may not be available on favorable terms.

One of our historical markets, minority and immigrant individuals, may be threatened by gentrification or adverse political developments, which could decrease our growth and profitability.

        We believe that a significant part of our historical strength has been our focus on the minority and immigrant markets. The continuing displacement of minorities due to gentrification of our communities may adversely affect us unless we are able to adapt and increase the acceptance of our products and services by non-minority customers. We may also be unfavorably impacted by political developments adverse to the United States and specifically adverse to markets that are dependent on immigrant populations. We may be further limited in our ability to attract immigrant clients to the extent the U.S. adopts restrictive domestic immigration laws. Changes to U.S. immigration policies as proposed that restrain the flow of immigrants may inhibit our ability to meet our goals and budgets for non-qualified mortgage loans and deposits, which may adversely affect our net interest income and net income.

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

        From time to time, we package residential mortgages for sale into the secondary market. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. A substantial decline in residential real estate values in the markets in which we originated such loans could increase the risk of such consequences. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

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

        From time to time, the Financial Accounting Standards Board or the Securities and Exchange Commission (the "SEC") may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period consolidated financial statements.

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

        Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or net income. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer's financial condition, management may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. In analyzing an equity issuer's financial condition, management may consider industry analysts' reports, financial performance and projected target prices of investment analysts. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to net income may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Securities Portfolio."

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

        The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation.

Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.

        The FRB and the OCC periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk and liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

        In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital requirements are generally applicable to all U.S. banks as well as to unitary thrift holding companies with assets over $1 billion, such as the Company. The new regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The new regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a "well-capitalized" depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The new regulatory capital rules became effective as applied to Sterling Bank on January 1, 2015 with the final phase-in complete as of January 1, 2019. While recent legislation has attempted to simplify the regulatory capital rules for banks, such as Sterling Bank, with less than $10 billion in assets, it is uncertain when and how these rules will be implemented. The mechanisms the FRB will utilize to enforce, and the manner in which the FRB will interpret, these standards with respect to unitary thrifts such as the Company remain uncertain.

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

        In June 2016, the Financial Accounting Standards Board issued an accounting standard update, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the current "incurred loss" model, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

        The new CECL standard will be effective on January 1, 2020 for the Company. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with U.S. GAAP and reflect management's judgment of the most appropriate manner in which to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

        Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses and the fair value of financial instruments. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided or reduce the carrying value of an asset measured at fair value. Any of these could have a material adverse effect on our business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        We are subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

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

        Certain trusts for the benefit of members of the Seligman family and administered by their trustee or other Seligman family members or their designees beneficially own approximately 68% of our common stock. In addition, Scott Seligman, the founder of the Bank, Vice President of the Company and consultant to the Bank's board of directors, represents the interests of the family and continues to serve in an advisory capacity to the Company and the Bank, including through attendance at board meetings and frequent consultation with senior management. Therefore, Mr. Seligman has access and influence with respect to Company operations and the Seligman family trustee has effective control over the outcome of votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws and approval of a sale of the Company and other significant corporate transactions, regardless of how other shareholders vote on these matters. Furthermore, the interests of the Seligman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

Certain provisions of our corporate governance documents and Michigan law could discourage, delay or prevent a merger or acquisition at a premium price.

        Our second amended and restated articles of incorporation contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors. These include provisions that, among other things:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located at One Towne Square, Suite 1900, Southfield, Michigan 48076. In addition to our corporate headquarters, we operate 20 branch offices located in the San Francisco metropolitan area, five branch offices in the Los Angeles metropolitan area, two branch offices and one loan production office located in New York City, and one branch office in the greater Seattle market. We lease our corporate headquarters and each of our retail branch offices at what we believe to be market rates.

ITEM 3.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings outside of ordinary routine litigation incidental to the business, to which the Company or one of its subsidiaries is a party.

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

        On March 13, 2019 we had 51,979,370 shares of common stock, no par value, outstanding and 10 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

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

  Dividend Policy

        Although as a private company, we had only recently paid dividends to our shareholders, we intend to consider conservative and appropriate dividend levels. Our dividend policy and practice may change at any time, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our future earnings, capital requirements, restrictions imposed by our subordinated debt, funds needed to pay the interest cost on any debt, financial condition, future prospects, regulatory restrictions and any other factors that our board of directors may deem relevant. Refer to Notes 9 and 18 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion of our dividend payment restrictions.

  Issuer Purchases of Equity Securities

        There have been no repurchases of our common stock either on the open market or by private transaction during the quarter ended December 31, 2018.

  Equity Compensation Plan Information

        Information regarding the securities authorized for issuance under our equity compensation plan will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2018 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included herein. The consolidated financial data, set forth below, has been retrospectively adjusted for a merger of an entity that occurred in April 2017 that was under common control for those prior periods presented. Also, all share and per share amounts have been retroactively adjusted, where applicable, to reflect the stock split that occurred on September 11, 2017.

	Year Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Statements of Income Data:
Interest income
Interest and fees on loans(1)	$157,499	$122,789	$90,719	$66,005	$51,873
Interest and dividends on investment securities	3,679	1,890	1,180	796	663
Other interest	593	157	57	43	47

Total interest income(1)	161,771	124,836	91,956	66,844	52,583

Interest expense
Interest on deposits	32,031	17,570	11,428	6,526	4,983
Interest on Federal Home Loan Bank borrowings	4,951	3,795	2,439	1,539	928
Interest on subordinated notes and other	4,689	4,070	1,978	43	—

Total interest expense	41,671	25,435	15,845	8,108	5,911

Net interest income(1)	120,100	99,401	76,111	58,736	46,672
Provision for loan losses	3,229	2,700	1,280	525	(1,400)

Net interest income after provision for loan losses(1)	116,871	96,701	74,831	58,211	48,072
Total non-interest income(1)	22,037	14,508	14,228	7,479	5,901
Total non-interest expense	50,336	40,761	32,610	27,892	24,475

Income before income taxes	88,572	70,448	56,449	37,798	29,498
Income tax expense	25,104	32,471	23,215	15,287	11,775

Net income	$63,468	$37,977	$33,234	$22,511	$17,723

Income per share, basic and diluted	$1.20	$0.82	$0.73	$0.49	$0.36
Weighted average common shares outstanding:
Basic	52,963,308	46,219,367	45,271,000	46,148,000	48,829,000
Diluted	52,965,567	46,219,367	45,271,000	46,148,000	48,829,000
Cash dividends per share	$0.04	$0.21	$0.19	$0.15	$—

	As of December 31,
	2018	2017	2016	2015	2014
Period End Balance Sheet Data:
Investment securities	$148,896	$126,848	$75,606	$46,678	$32,559
Loans, net of allowance for loan losses	2,895,953	2,594,357	1,982,439	1,575,802	1,136,078
Allowance for loan losses	21,850	18,457	14,822	10,984	10,015
Total assets	3,196,774	2,961,958	2,163,601	1,712,008	1,241,963
Noninterest-bearing deposits	76,815	73,682	59,231	44,298	29,626
Interest-bearing deposits	2,375,870	2,171,428	1,555,914	1,185,462	923,608
Federal Home Loan Bank borrowings	293,000	338,000	308,198	326,437	148,085
Subordinated notes, net	65,029	64,889	49,338	—	—
Total liabilities	2,861,717	2,688,660	2,001,329	1,575,730	1,115,076
Total shareholders' equity	335,057	273,298	162,272	136,278	126,887

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	2.04%	1.54%	1.73%	1.59%	1.60%
Return on average shareholders' equity	20.66	20.25	22.06	17.09	15.04
Return on average tangible common equity(2)	20.71	20.37	22.29	17.35	15.36
Yield on earning assets(1)	5.31	5.19	4.93	4.87	4.94
Cost of average interest-bearing liabilities	1.56	1.18	0.94	0.66	0.62
Net interest spread(1)	3.75	4.01	3.99	4.21	4.32
Net interest margin(1)	3.94	4.13	4.08	4.28	4.38
Efficiency ratio(3)	35.41	35.78	36.10	42.12	46.55
Capital Ratios:
Regulatory and Other Capital Ratios—Consolidated:
Total adjusted capital to risk-weighted assets	21.98%	20.28%	17.07%	13.94%	16.74	%(4)
Tier 1 (core) capital to risk-weighted assets	17.45	15.53	12.22	12.90	15.53	(4)
Common Tier 1 (CET 1)	17.45	15.53	12.22	12.90	15.53	(4)
Tier 1 (core) capital to adjusted tangible assets	10.42	9.83	7.74	8.42	9.77	(4)
Tangible common equity to tangible assets(2)	10.47	9.20	7.44	7.86	10.05
Regulatory and Other Capital Ratios—Bank:
Total capital to risk-weighted assets	16.94	14.76	15.73	13.80	15.82
Tier 1 (core) capital to risk-weighted assets	15.80	13.71	14.61	12.76	14.61
Common Tier 1 (CET 1)	15.80	13.71	14.61	12.76	14.61
Tier 1 (core) capital to adjusted tangible assets	9.44	8.68	9.26	8.33	9.19
Credit Quality Data:
Nonperforming loans(5)	$4,500	$783	$565	$1,167	$1,643
Nonperforming loans to total loans(5)	0.15%	0.03%	0.03%	0.07%	0.14%
Nonperforming assets(6)	$10,157	$3,777	$3,599	$7,110	$6,373
Nonperforming assets to total assets(6)	0.32%	0.13%	0.17%	0.42%	0.51%
Allowance for loan losses to total loans	0.75%	0.71%	0.74%	0.69%	0.87%
Allowance for loan losses to nonperforming loans(5)	486%	2,357%	2,623%	941%	610%
Net recoveries to average loans	(0.01)%	(0.04)%	(0.14)%	(0.03)%	(0.12)%

(1)
In the second quarter of 2018, the Company corrected the classification of commitment fees, net of direct loan origination costs, earned on construction loans and other lines of credit to commercial customers in its consolidated statements of income to the financial statement caption, interest and fees on loans, which were previously reported in service charges and fees. As a result, certain prior period interest income and non-interest income amounts have been adjusted from the amounts previously reported to correct the classification error. The amount of the adjustment was a decrease to non-interest income, and an increase to the interest income of $2,088, $1,153, $894 and $571 for 2017, 2016, 2015 and 2014,

  respectively. See Note 1 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information.

(2)
Return on average tangible common equity and tangible common equity to tangible assets ratio are Non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable U.S. GAAP measure.
(3)
Efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)
Sterling Bancorp was not required to comply with regulatory and other capital ratios for periods ending prior to January 1, 2015 but has included such ratios for informational purposes.
(5)
Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(6)
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

	As of and for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Net income	$63,468	$37,977	$33,234	$22,511	$17,723
Average shareholders' equity	307,202	187,541	150,666	131,739	117,875
Adjustments
Customer-related intangible	(693)	(1,125)	(1,575)	(2,025)	(2,475)

Average tangible common equity	$306,509	$186,416	$149,091	$129,714	$115,400

Return on average tangible common equity	20.71%	20.37%	22.29%	17.35%	15.36%

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

	As of and for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Tangible common equity:
Total shareholders' equity	$335,057	$273,298	$162,272	$136,278	$126,887
Adjustments
Customer-related intangible	(450)	(900)	(1,350)	(1,800)	(2,250)

Tangible common equity	$334,607	$272,398	$160,922	$134,478	$124,637

Tangible assets:
Total assets	$3,196,774	$2,961,958	$2,163,601	$1,712,008	$1,241,963
Adjustments
Customer-related intangible	(450)	(900)	(1,350)	(1,800)	(2,250)

Tangible assets	$3,196,324	$2,961,058	$2,162,251	$1,710,208	$1,239,713

Tangible common equity to tangible assets ratio	10.47%	9.20%	7.44%	7.86%	10.05%

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

        Since 2013, we have grown substantially through organic growth while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In April 2018, we opened a new branch in New York City and expanded our presence in Southern California with a new branch in Chino Hills. In July 2018, we converted an existing loan production office in the greater Seattle market into a branch, and in September 2018, we relocated a branch in New York City to a more prominent location. We plan to open an additional branch in the Koreatown area of Los Angeles in the first half of 2019. As of December 31, 2018, the Company had total consolidated assets of $3.20 billion, total consolidated deposits of $2.45 billion and total consolidated shareholders' equity of $335 million.

        Total assets increased $235 million, or 8%, to $3.20 billion at December 31, 2018 from $2.96 billion at December 31, 2017, primarily as a result of loan growth. We continue to focus on the residential mortgage market, construction, and commercial real estate lending. Net loans increased $302 million, or 12%, to $2.90 billion at December 31, 2018 from $2.59 billion at December 31, 2017.

        Our net income increased $25 million, or 67%, to $63 million for the year ended December 31, 2018, primarily as a result of income from loan growth outpacing corresponding increases in expenses.

Basis of Presentation

Adjustments to Prior Years' Financial Statements

        In the second quarter of 2018, the Company corrected the classification of commitment fees, net of direct loan origination costs, earned on construction loans and other lines of credit to commercial customers in its consolidated statements of income to the financial statement caption, interest and fees on loans, within interest income, which were previously reported in service charges and fees, within non-interest income. The Company has made the correction to conform with U.S. GAAP. As a result, prior years' financial statements included herein have been adjusted from the amounts previously reported.

        The amount of the adjustment to decrease service charges and fees, and increase interest and fees on loans was $2,088,000 and $1,153,000 for the year ended December 31, 2017 and 2016, respectively. There was no change to the reported net income or income per share, basic and diluted, as previously reported as a result of this immaterial correction. Management has evaluated the materiality of these corrections on its previously filed financial statements from a quantitative and qualitative perspective, and has concluded that these corrections were not material to the prior years as previously reported and the quarterly periods within those years.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

        We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates, and the potential sensitivity of our consolidated financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate.

Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when a loan is considered partially or fully uncollectible, or has such little value that continuance as an asset is not warranted. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management's judgment, should be charged off.

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment.

        Construction loans, commercial real estate loans and commercial and industrial lines of credit are individually evaluated for impairment based upon a quarterly systematic review utilizing among other components our internal risk rating system, similar to those employed by banking regulators. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of smaller balance homogeneous loans, such as other consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

        Loans which have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

        The general reserve component covers all non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three-year period. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; seasoning of loans where the borrower had limited credit history at origination; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

        The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating. The classes identified by the Company in the residential real estate portfolio segment consist of residential first mortgages and residential second mortgages. Our residential first mortgages are further stratified by region and product.

        Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes identified by the Company in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/single-room occupancy hotels ("SROs"), industrial, and other further stratified by region.

        The commercial lines of credit portfolio is comprised of loans to businesses such as sole proprietorships, partnerships, limited liability companies and corporations for the daily operating needs of the business. The risk characteristics of these loans vary based on the borrowers' business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured. The segmentation classes in the commercial lines of credit portfolio consist of private banking loans broken down between secured or unsecured and commercial & industrial ("C&I") lending. Private Banking is further stratified by region.

        The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history. The portfolio is stratified by region and by product.

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date.

        We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. For example, debt securities available for sale are carried at fair value each period. Other financial instruments, including substantially all of our loans held for sale, are not carried at fair value each period but may require nonrecurring fair value adjustments due to application of lower-of-cost-or-market accounting. We also disclose our estimate of fair value for financial instruments not recorded at fair value, such as loans held for investment or issuances of long-term debt.

        The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is nominal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value.

        When developing fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted prices in active markets to measure fair value. If quoted prices in active markets are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, such as interest rate yield curves and prepayment speeds.

        In certain cases, when market observable inputs for model-based valuation techniques are not readily available, we are required to make judgments about assumptions market participants would use to estimate fair value.

        Significant judgment is also required to determine whether certain assets measured at fair value are classified as Level 2 or Level 3 of the fair value hierarchy. When making this judgment, we consider available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. The classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the Level 3 inputs to the instruments' fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

        See Note 14, Fair Values of Financial Instruments, to our consolidated financial statements for more information on our use of fair value estimates.

Discussion and Analysis of Financial Condition

        The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$2,452,441	84%	$2,132,641	82%	$1,613,766	81%
Commercial real estate	250,955	9%	247,076	9%	200,754	10%
Construction	176,605	6%	192,319	7%	145,965	7%

Total real estate	2,880,001	99%	2,572,036	98%	1,960,485	98%
Commercial and industrial, lines of credit	37,776	1%	40,749	2%	36,713	2%
Other consumer	26	—%	29	—%	63	—%

Total loans	2,917,803	100%	2,612,814	100%	1,997,261	100%

Allowance for loan losses	(21,850)		(18,457)		(14,822)

Loans, net	$2,895,953		$2,594,357		$1,982,439

	At December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$1,281,022	81%	$884,615	77%
Commercial real estate	193,020	12%	184,674	16%
Construction	74,303	5%	44,383	4%

Total real estate	1,548,345	98%	1,113,672	97%
Commercial and industrial, lines of credit	38,351	2%	32,275	3%
Other consumer	90	—%	146	—%

Total loans	1,586,786	100%	1,146,093	100%

Allowance for loan losses	(10,984)		(10,015)

Loans, net	$1,575,802		$1,136,078

        Loan Maturity.    The following table sets forth certain information at December 31, 2018 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial and Industrial, Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$6,544	$6,847	$149,673	$27,701	$26	$190,791
More than one through five years	3,939	34,260	26,932	9,759	—	74,890
More than five through ten years	18,846	209,848	—	316	—	229,010
More than ten years	2,423,112	—	—	—	—	2,423,112

Total	$2,452,441	$250,955	$176,605	$37,776	$26	$2,917,803

        The following table sets forth fixed and adjustable-rate loans in our loan portfolio at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate:
Residential real estate	$6,185	$2,439,712	$2,445,897
Commercial real estate	27,143	216,965	244,108
Construction	—	26,932	26,932
Commercial and industrial, lines of credit	656	9,419	10,075
Other consumer	—	—	—

Total	$33,984	$2,693,028	$2,727,012

        As part of the Bank's strategy to prevent attrition, we selectively negotiate with eligible borrowers prior to the time of repricing which results in a new fixed period of generally 3 or 5 years. We attempt to secure a newly negotiated rate at a premium over competitive market rates for like term loans but which may be lower than the contractual reset rate which would otherwise apply. The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of December 31, 2018:

December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial and Industrial, Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts to adjust in:
Six months or less	$410,906	$24,306	$176,605	$37,075	$—	$648,892
More than 6 months through 12 months	525,898	11,735	—	—	—	537,633
More than 12 months through 24 months	286,555	40,950	—	—	—	327,505
More than 24 months through 36 months	694,093	31,957	—	—	—	726,050
More than 36 months through 60 months	460,060	112,931	—	—	—	572,991
More than 60 months	63,941	—	—	—	—	63,941
Fixed to Maturity	10,988	29,076	—	701	26	40,791

Total	$2,452,441	$250,955	$176,605	$37,776	$26	$2,917,803

        At December 31, 2018, $208 million, or 7%, of our adjustable interest rate loans were at their interest rate floor.

        Delinquent Loans.    The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	December 31, 2018			December 31, 2017			December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$3,487	$1,552	$4,440	$9,009	$392	$704	$416	$398	$427
Commercial real estate	—	—	60	—	—	79	—	—	138
Construction	1,971	—	—	—	—	—	—	—	—
Commercial and industrial, lines of credit	176	—	—	—	—	—	—	227	—
Other consumer	—	—	—	—	—	—	—	—	—

Total delinquent loans	$5,634	$1,552	$4,500	$9,009	$392	$783	$416	$625	$565

	December 31, 2015			December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$163	$—	$648	$280	$41	$476
Commercial real estate	—	—	501	—	—	1,035
Construction	—	—	18	—	—	132
Commercial and industrial, lines of credit	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total delinquent loans	$163	$—	$1,167	$280	$41	$1,643

Nonperforming Assets

        Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2018 and 2017, we had $80 thousand and $131 thousand, respectively, of accruing loans past due 90 days, which consisted primarily of government guaranteed loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At December 31, 2018 and 2017, we had troubled debt restructuring loans in nonaccrual with a balance of $168 thousand and $79 thousand, respectively. The total outstanding recorded investment of troubled debt restructurings increased to $5.8 million at December 31, 2018 from $3.1 million at December 31, 2017, primarily because the Company modified the terms of a construction loan and a commercial and industrial loan by providing for an extension of the maturity dates. The newly modified loans are accruing interest and are considered current.

        The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$4,360	$573	$272	$512	$153
Commercial real estate	60	79	138	501	1,035
Construction	—	—	—	—	132
Commercial and industrial, lines of credit	—	—	—	18	—
Other consumer	—	—	—	—	—

Total nonaccrual loans	4,420	652	410	1,031	1,320
Other real estate owned	—	—	—	1,280	6
Loans past due 90 days and still accruing	80	131	155	136	323
Troubled debt restructurings(2)	5,657	2,994	3,034	4,663	4,724

Total nonperforming assets	$10,157	$3,777	$3,599	$7,110	$6,373

Total loans	$2,917,803	$2,612,814	$1,997,261	$1,586,786	$1,146,093
Total assets	$3,196,774	$2,961,958	$2,163,601	$1,712,008	$1,241,963
Total nonaccrual loans to total loans	0.15%	0.02%	0.02%	0.06%	0.12%
Total nonperforming assets to total assets	0.32%	0.13%	0.17%	0.42%	0.51%

(1)
Loans are presented before the allowance for loan losses.
(2)
Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing.

Allowance for Loan Losses

        Please see "—Critical Accounting Policies and Estimates—Allowance for Loan Losses" for additional discussion of our allowance for loan losses policy.

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

        The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	$18,457	$14,822	$10,984	$10,015	$10,151
Provision for loan losses	3,229	2,700	1,280	525	(1,400)
Charge offs:
Residential real estate	(4)	(19)	(24)	(90)	(184)
Commercial real estate	—	—	—	(86)	—
Construction	—	—	—	—	—
Commercial and industrial, lines of credit	—	—	—	—	—
Other consumer	—	—	—	—	—

Total charge offs	(4)	(19)	(24)	(176)	(184)
Recoveries:
Residential real estate	$18	$261	$117	$61	$61
Commercial real estate	135	569	2,153	423	1,049
Construction	15	107	310	84	198
Commercial and industrial, lines of credit	—	—	—	50	100
Other consumer	—	17	2	2	40

Total recoveries	168	954	2,582	620	1,448

Allowance at end of year	$21,850	$18,457	$14,822	$10,984	$10,015

Nonperforming loans and troubled debt restructurings at end of period	$10,157	$3,777	$3,599	$5,830	$6,367
Total loans outstanding at end of period	$2,917,803	$2,612,814	$1,997,261	$1,586,786	$1,146,093
Average loans outstanding during period	$2,861,847	$2,276,282	$1,783,234	$1,316,608	$1,021,080
Allowance for loan losses to nonperforming loans and troubled debt restructurings	215%	489%	412%	188%	157%
Allowance for loan losses to total loans at end of period	0.75%	0.71%	0.74%	0.69%	0.87%
Net recoveries to average loans outstanding during the period	(0.01)%	(0.04)%	(0.14)%	(0.03)%	(0.12)%

        Allocation of Allowance for Loan Losses.    The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At December 31,
	2018		2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$13,826	84%	$12,279	82%	$11,863	81%
Commercial real estate	2,573	9%	2,040	9%	915	10%
Construction	3,273	6%	2,218	7%	679	7%
Commercial and industrial, lines of credit	1,058	1%	469	2%	373	2%
Other consumer	1	—%	1	—%	2	—%
Unallocated	1,119	N/A	1,450	N/A	990	N/A

Total	$21,850	100%	$18,457	100%	$14,822	100%

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$8,192	81%	$4,350	77%
Commercial real estate	1,530	12%	4,682	16%
Construction	317	5%	203	4%
Commercial and industrial, lines of credit	392	2%	235	3%
Other consumer	2	—%	4	—%
Unallocated	551	N/A	541	N/A

Total	$10,984	100%	$10,015	100%

        The allowance for loan losses as a percentage of loans was 0.75%, 0.71% and 0.74% as of December 31, 2018, 2017 and 2016, respectively. The increase in the allowance for loan losses as a percentage of total loans at December 31, 2018, as compared to December 31, 2017 was primarily attributable to growth in the loan portfolio as well as increases in allowance for loan losses in both construction and commercial and industrial, lines of credit due to trends in the risk rating of loans in these segments.

        At December 31, 2018, 2017 and 2016, we had impaired loans of $11.8 million, $3.3 million and $3.4 million, respectively. The increase in impaired loans in 2018 was mainly due to the addition of three construction loans and one commercial real estate loan.

        Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Securities Portfolio

        The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities portfolio at the dates indicated. Our debt securities portfolio has increased in recent years in conjunction with overall asset growth.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$142,905	$142,858	$120,216	$120,042	$70,072	$70,040
Collateralized mortgage obligations	1,554	1,600	1,953	2,008	2,411	2,462
Collateralized debt obligations	308	297	606	571	610	585

Total	$144,767	$144,755	$122,775	$122,621	$73,093	$73,087

        At December 31, 2018 and 2017, we had no investments in a single company or entity, other than government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders' equity.

        We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment, we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through income. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which must be recognized in the consolidated statements of income (loss) and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

        At December 31, 2018, gross unrealized losses on debt securities totaled $67 thousand. We do not consider the debt securities to be other-than-temporarily impaired at December 31, 2018, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

        The Company's equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker's

Bank, a thinly traded, restricted stock. At December 31, 2018 and 2017, equity securities totaled $4.1 million and $4.2 million, respectively.

        Portfolio Maturities and Yields.    The composition and maturities of the debt securities portfolio at December 31, 2018, are summarized in the following table. Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2018
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield	Book Value	WTD AVG Yield
	(Dollars in thousands)
U.S. Treasuries	$142,905	2.45%	$—	—	$—	—	$—	—	$142,905	2.45%
Collateralized mortgage obligations	—	—	—	—	643	4.85%	911	7.45%	1,554	6.37%
Collateralized debt obligations	—	—	—	—	—	—	308	4.77%	308	4.77%

Total debt securities available for sale	$142,905	2.45%	$—	—	$643	4.85%	$1,219	6.77%	$144,767	2.50%

Deposits

        Total deposits were $2.45 billion as of December 31, 2018, an increase of $208 million, or 9%, from December 31, 2017. The increase was primarily a result of strong growth in our retail time deposit products, partially offset by a decrease of our balance in brokered deposits. Retail time deposits totaled $860 million at December 31, 2018, up from $507 million at December 31, 2017. Brokered deposits totaled $34 million at December 31, 2018, down from $156 million at December 31, 2017. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.24 billion at December 31, 2018, or 91% of total deposits at that date, an increase of 13% from December 31, 2017.

        Total deposits increased $630 million, or 39%, to $2.24 billion at December 31, 2017 from $1.61 billion at December 31, 2016, primarily as a result of strong growth in our money market and retail time deposit products. Core deposits totaled $1.98 billion at December 31, 2017, or 88% of total deposits at that date. Brokered deposits totaled $156 million at December 31, 2017, up from $75 million at December 31, 2016.

        The following tables set forth the distribution of average deposits by account type at the dates indicated.

	Year Ended December 31,
	2018			2017			2016
	Avg Balance	Percent	Avg Rate	Avg Balance	Percent	Avg Rate	Avg Balance	Percent	Avg Rate
	(Dollars in thousands)
Demand deposits	$74,236	3%	0.00%	$69,407	4%	0.00%	$54,026	4%	0.00%
Savings, NOW and Money Market	1,521,963	65%	1.27%	1,333,043	71%	0.90%	946,528	67%	0.78%
Time deposits	763,212	32%	1.67%	476,303	25%	1.17%	421,228	29%	0.95%

Total deposits	$2,359,411	100%	1.36%	$1,878,753	100%	0.94%	$1,421,782	100%	0.80%

        As of December 31, 2018, the aggregate amount of our retail time deposits in amounts greater than or equal to $100 thousand was approximately $562 million. The following table sets forth the maturity of these certificates as of December 31, 2018:

December 31, 2018
(In thousands)
Maturing Period:
Three months or less	$195,266
Over three months through six months	49,864
Over six months through twelve months	41,420
Over twelve months	275,306

Total	$561,856

Borrowings

        At December 31, 2018, we had the ability to borrow a total of $668 million from the Federal Home Loan Bank, which includes an available line of credit of $50 million. We also had available credit lines with additional banks totaling $70 million. At December 31, 2018, outstanding FHLB borrowings totaled $293 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, between April and September 2016, we issued $50 million in aggregate principal amount of our Fixed to Floating Subordinated Notes due April 15, 2026 (the "Subordinated Notes"), and an additional $15 million in August 2017. All of the Subordinated Notes remain outstanding as of December 31, 2018.

        Outstanding borrowings on December 31, 2017 with the FHLB totaled $338 million, and there were no amounts outstanding on other bank lines. At December 31, 2017, $65 million in principal amount remained outstanding under the Subordinated Notes.

        In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds for one or two week periods. The following table sets forth information on our short-term FHLB borrowings during the periods presented:

	As of and for the year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Outstanding at period-end	$103,000	$148,000	$103,198
Average amount outstanding	124,631	98,615	190,502
Maximum amount outstanding at any month-end	231,000	154,312	257,343
Weighted average interest rate:
During period	2.18%	1.09%	0.52%
End of period	2.64%	1.51%	0.78%

Shareholders' Equity

        Total shareholders' equity was $335 million at December 31, 2018, an increase of $62 million, or 23%, from December 31, 2017. The increase for the year ended December 31, 2018 was primarily a result of an increase in retained earnings.

        Total shareholders' equity increased $111 million, or 68% to $273 million at December 31, 2017, from $162 million at December 31, 2016. The increase for the year ended December 31, 2017 was primarily due to $86 million of net proceeds from our initial public offering, with the remainder resulting from an increase in retained earnings.

Average Balance Sheet and Related Yields and Rates

        The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the year ended December 31, 2018, 2017 and 2016. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Loans(1)	$2,861,847	$157,499	5.50%	$2,276,282	$122,789	5.39%	$1,783,234	$90,719	5.09%
Securities, includes restricted stock(2)	157,042	3,679	2.34%	113,847	1,890	1.66%	78,043	1,180	1.51%
Other interest earning assets	27,012	593	2.20%	14,300	157	1.10%	5,802	57	0.98%

Total interest earning assets	3,045,901	$161,771	5.31%	2,404,429	$124,836	5.19%	1,867,079	$91,956	4.93%
Noninterest earning assets
Cash and due from banks	11,183			9,965			7,822
Other assets	48,975			46,886			42,749

Total average assets	$3,106,059			$2,461,280			$1,917,650

Interest-bearing liabilities
Savings, NOW, Money Markets	$1,521,963	$19,278	1.27%	$1,333,043	$11,985	0.90%	$946,528	$7,417	0.78%
Time deposits	763,212	12,753	1.67%	476,303	5,585	1.17%	421,228	4,011	0.95%

Total deposits	2,285,175	32,031	1.40%	1,809,346	17,570	0.97%	1,367,756	11,428	0.84%

FHLB borrowings	318,774	4,951	1.55%	299,719	3,795	1.27%	290,096	2,439	0.84%
Subordinated notes, net	64,953	4,689	7.22%	55,315	4,070	7.36%	27,185	1,978	7.28%

Total borrowings	383,727	9,640	2.51%	355,034	7,865	2.22%	317,281	4,417	1.39%

Total interest-bearing liabilities	2,668,902	41,671	1.56%	2,164,380	25,435	1.18%	1,685,037	15,845	0.94%

Noninterest-bearing liabilities
Demand deposits	74,236			69,407			54,026
Other liabilities	55,719			39,952			27,921

Total noninterest-bearing liabilities	129,955			109,359			81,947

Shareholders' equity	307,202			187,541			150,666

Total average liabilities and shareholders' equity	$3,106,059			$2,461,280			$1,917,650

Net interest income and spread		$120,100	3.75%		$99,401	4.01%		$76,111	3.99%

Net interest margin			3.94%			4.13%			4.08%

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

	Year Ended December 31, 2018 vs 2017			Year Ended December 31, 2017 vs 2016
	Increase (Decrease) due to			Increase (Decrease) due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Change in interest income:
Loans	$32,179	$2,531	$34,710	$26,325	$5,745	$32,070
Securities, includes restricted stock	859	930	1,789	585	125	710
Other interest earning assets	205	231	436	92	8	100

Total change in interest income	33,243	3,692	36,935	27,002	5,878	32,880

Change in interest expense:
Saving/Now/Money Markets	1,877	5,416	7,293	3,357	1,211	4,568
Time deposits	4,203	2,965	7,168	568	1,006	1,574

Total deposits	6,080	8,381	14,461	3,925	2,217	6,142
FHLB borrowings	253	903	1,156	83	1,273	1,356
Subordinated notes, net	696	(77)	619	2,070	22	2,092

Total change in interest expense	7,029	9,207	16,236	6,078	3,512	9,590

Change in net interest income	$26,214	$(5,515)	$20,699	$20,924	$2,366	$23,290

Results of Operations for the Years Ended December 31, 2018 and 2017

        General.    Net income was $63 million for the year ended December 31, 2018, an increase of $25 million, or 67%, compared to the year ended December 31, 2017. The increase was driven by a $21 million increase in net interest income which resulted primarily from an increase in our average earning assets, a $7 million decrease in income tax expense due to lowered tax rates as a result of the Tax Cuts and Jobs Act (H.R. 1), and a $8 million increase in non-interest income due to higher volume of residential mortgage loans sold in the secondary market. The increase was partially offset by a $10 million increase in non-interest expense incurred to support the balance sheet growth and a full year of expenses as a public company in 2018.

        Net Interest Income.    Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income was $120 million for the year ended December 31, 2018, an increase of $21 million, or 21%, compared to the year ended December 31, 2017.

        Interest income increased $37 million, or 30%, to $162 million compared to the year ended December 31, 2017. The increase in interest income was caused by both volume and rate increases. The average balance on interest-earning assets increased $641 million, or 27%. The average yield on interest-earning assets increased 12 basis points to 5.31%.

        Interest expense increased $16 million, or 64%, to $42 million compared to the year ended December 31, 2017. The increase was caused by both volume and rate increases. The average balance of interest-bearing liabilities increased $505 million, or 23%. The average rate we paid on interest-bearing liabilities increased 38 basis points to 1.56%.

        Net Interest Margin and Spreads.    Net interest margin was 3.94% for the year ended December 31, 2018, compared with 4.13% in the year ended December 31, 2017. The interest rate spread was 3.75% for the year ended December 31, 2018, compared with 4.01% for the year ended December 31, 2017. The decrease in net interest margin and spread was due to a 38 basis point increase in the cost of our interest-bearing liabilities, primarily related to interest-bearing deposits, partially offset by a 12 basis point increase in the yield of our interest-earning assets, primarily related to loans.

        The average balance of interest-bearing deposits increased $476 million, or 26% to $2.29 billion for the year ended December 31, 2018. The average rate we paid on interest-bearing deposits increased 43 basis points to 1.40% from 0.97% for the year ended December 31, 2017. The rate on interest-bearing deposits increased as increases in the federal funds rate resulted in higher rates to remain competitive.

        The average balance on loans increased $586 million, or 26% to $2.86 billion for the year ended December 31, 2018. The average yield on loans increased 11 basis points to 5.50% from 5.39% for the year ended December 31, 2017. Yield on our loan portfolio increased primarily due to our variable rate loans resetting at higher rates.

        Provision for Loan Losses.    Our provision for loan losses was $3.2 million for the year ended December 31, 2018, an increase of 20% from the year ended December 31, 2017. Higher provision expense was recorded during 2018 in order to adequately provide for our loan growth and trends in the risk rating of loans. Therefore, the allowance for loan losses was increased to $22 million, or 0.75% of total loans at December 31, 2018, compared to $18 million, or 0.71% of total loans at December 31, 2017.

        Non-interest Income.    Non-interest income information is as follows:

	Year Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$379	$253	$126	50%
Investment management and advisory fees	2,035	2,338	(303)	(13)%
Gain (loss) on sale of investment securities	86	119	(33)	(28)%
Gain (loss) on sale of mortgage loans held for sale	240	(381)	621	163%
Gain on sale of portfolio loans	16,433	10,062	6,371	63%
Unrealized losses on equity securities	(87)	—	(87)	N/M
Income on cash surrender value of bank-owned life insurance	1,193	1,175	18	2%
Other income	1,758	942	816	87%

Total non-interest income	$22,037	$14,508	$7,529	52%

N/M—not meaningful

        Non-interest income of $22 million for the year ended December 31, 2018 increased $8 million as compared to the same period of 2017, primarily as the result of increased gain on sale of portfolio loans due to a higher volume of loans sold in the secondary market. Other income increased during the year primarily due to an increase in net loan servicing income as $891 million of loans were serviced for others at December 31, 2018 compared to $602 million of loans at December 31, 2017. Gain (loss) on sale of mortgage loans held for sale increased as the volume of CRA-qualifying loans purchased and subsequently sold at a loss decreased in 2018.

        Non-interest Expense.    Non-interest expense information is as follows:

	Year Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$28,438	$23,778	$4,660	20%
Occupancy and equipment	7,250	5,986	1,264	21%
Professional fees	3,118	1,673	1,445	86%
Advertising and marketing	1,640	1,025	615	60%
FDIC assessments	1,447	1,296	151	12%
Data processing	1,223	1,059	164	15%
Other	7,220	5,944	1,276	21%

Total non-interest expense	$50,336	$40,761	$9,575	23%

        Non-interest expense of $50 million for the year ended December 31, 2018 increased $10 million as compared to the year ended December 31, 2017. Salaries and employee benefits increased as a result of additional full-time equivalent employees to support our growth in loans and new branches in our network. The number of full-time equivalent employees increased to 352 at December 31, 2018 from 294 at December 31, 2017. Occupancy and equipment expenses also increased with the expansion of our branch network in the greater Seattle market and in New York and the opening of an additional branch in Chino Hills, California. Higher professional fees were primarily attributable to the increase in audit, legal and consulting fees associated with being a public company for the entire year of 2018.

        Income Tax Expense.    We recorded income tax expense of $25 million for the year ended December 31, 2018, resulting in an effective tax rate of 28%, compared to $32 million for the year ended December 31, 2017, resulting in an effective tax rate of 46%. The decrease in the effective tax rate was primarily due to the reduction of the federal corporate tax rate to 21% that was effective January 1, 2018 as a result of the Tax Cuts and Jobs Act (H.R.1).

Results of Operations for the Years Ended December 31, 2017 and 2016

        General.    Net income increased $5 million, or 14%, to $38 million for the year ended December 31, 2017. The increase resulted primarily from increased net interest income with average earning assets increasing $537 million, or 29% to $2.40 billion at December 31, 2017 from $1.87 billion at December 31, 2016. This increase was offset in part by increased operating expenses to support the balance sheet growth, expenses associated with our initial public offering and public company status, and $3 million of additional income tax expense related to the remeasurement of the net deferred tax asset as a result of the Tax Cuts and Jobs Act (H.R. 1).

        Interest Income.    Interest income increased $33 million, or 36%, to $125 million for the year ended December 31, 2017 from $92 million for the year ended December 31, 2016 primarily due to an increase in loans. The increase in interest income on loans was due to average outstanding loans increasing $493 million, or 28% to $2.28 billion for the year ended December 31, 2017 from $1.78 billion for the year ended December 31, 2016. The average rate collected on loans increased 30 basis points, or 6%, to 5.39% for the year ending December 31, 2017 from 5.09% for the year ended December 31, 2016.

        Interest Expense.    Interest expense increased $10 million, or 61%, to $25 million for the year ended December 31, 2017 primarily as a result of deposit growth, an increase in average rate on interest-bearing deposits, and an increase in the balance and the average rate of our borrowings. The average rate we paid on interest-bearing deposits increased 13 basis points to 0.97% for the year ended December 31, 2017 from 0.84% for the year ended December 31, 2016. Our average balance of interest-bearing deposits increased $442 million, or 32%, to $1.81 billion for the year ended December 31, 2017 from $1.37 billion for the year ended December 31, 2016. The average rate paid on borrowings increased 83 basis points to 2.22% for the year ended December 31, 2017 from 1.39% for the year ended December 31, 2016 due to the increase in subordinated debt and increase in borrowing rates at the FHLB. Our average balance of borrowings increased $38 million, or 12%, to $355 million for the year ended December 31, 2017 from $317 million for the year ended December 31, 2016.

        Net Interest Income.    Net interest income increased $23 million, or 31%, to $99 million for the year ended December 31, 2017. Our net interest rate spread increased 2 basis points to 4.01% for the year ended December 31, 2017 from 3.99% for the year ended December 31, 2016, while our net interest margin increased 5 basis points to 4.13% for the year ended December 31, 2017 from 4.08% for the year ended December 31, 2016. The average yield we earned on interest earning assets increased 26 basis points to 5.19% and the average rate we paid on interest-bearing liabilities increased by 24 basis points to 1.18%.

        Provision for Loan Losses.    Our provision for loan losses was $2.7 million for the year ended December 31, 2017 compared to $1.3 million for the year ended December 31, 2016. The provisions recorded resulted in an allowance for loan losses of $18 million, or 0.71% of total loans at December 31, 2017, compared to $15 million, or 0.74% of total loans at December 31, 2016. Higher provision expense was warranted during 2017 due to our entrance into new lending markets and in order to adequately provide for loan growth.

        Non-interest Income.    Non-interest income information is as follows:

	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$253	$188	$65	35%
Investment management and advisory fees	2,338	3,209	(871)	(27)%
Gain (loss) on sale of investment securities	119	(898)	1,017	100%
Gain (loss) on sale of mortgage loans held for sale	(381)	1,541	(1,922)	(125)%
Gain on sale of portfolio loans	10,062	8,016	2,046	26%
Income on cash surrender value of bank-owned life insurance	1,175	1,166	9	1%
Other income	942	1,006	(64)	(6)%

Total non-interest income	$14,508	$14,228	$280	2%

        Gain on portfolio loan sales increased $2 million, or 26% for the year ended December 31, 2017. Investment advisory fees declined due to the loss of a portion of the investment assets of a large institutional client of our investment management subsidiary prior to being acquired by the Company. Gain (loss) on sale of investment securities increased in 2017 primarily because we sold a collateralized debt obligation at a loss in 2016 to reposition our investment securities portfolio to a more optimal mix. Gain (loss) on sale of mortgage loans declined due primarily to purchase and subsequent sale of CRA-qualifying loans at a loss during the year ended December 31, 2017. The Company elected to purchase CRA-qualifying loans to supplement its portfolio of loans to low- and moderate-income buyers, which is particularly important as it expands into new market areas.

        Non-interest Expense.    Non-interest expense information is as follows:

	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$23,778	$17,812	$5,966	34%
Occupancy and equipment	5,986	4,891	1,095	22%
Professional fees	1,673	1,466	207	14%
Advertising and marketing	1,025	1,449	(424)	(29)%
FDIC assessments	1,296	990	306	31%
Data processing	1,059	986	73	7%
Other	5,944	5,016	928	19%

Total non-interest expense	$40,761	$32,610	$8,151	25%

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

        Income Tax Expense.    We recorded an income tax expense of $32 million for the year ended December 31, 2017, reflecting an effective tax rate of 46%, compared to $23 million for the year ended December 31, 2016, reflecting an effective tax rate of 41%. The increase in the effective tax rate was due primarily to $3 million of additional income tax expense related to the remeasurement of the net deferred tax asset as a result of the Tax Cuts and Jobs Act (H.R. 1). Among other items, H.R.1 reduces the federal corporate tax rate to 21% effective January 1, 2018.

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

        Our most liquid assets are cash and due from banks, interest-bearing deposits with other banks and U.S. Treasury securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018 and 2017, cash and due from banks totaled $53 million and $40 million, respectively. Interest-bearing deposits with other banks totaled $1 million at December 31, 2018. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $145 million at December 31, 2018 and $123 million at December 31, 2017.

        At December 31, 2018, we had the ability to borrow a total of $668 million from the Federal Home Loan Bank which includes an available line of credit with Federal Home Loan Bank of $50 million. At December 31, 2018, we also had available credit lines with additional banks for $70 million. Outstanding borrowings on December 31, 2018 with the Federal Home Loan Bank totaled $293 million, and there were no amounts outstanding with the aforementioned additional banks.

        We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank, our bank lines of credit, or obtain additional funds through brokered deposits.

        At December 31, 2018, we had $403 million in loan commitments outstanding, and $70 thousand in standby letters of credit. At December 31, 2017, we had $426 million in loan commitments outstanding, and $70 thousand in standby letters of credit.

        Time deposits due within one year of December 31, 2018 totaled $474 million, or 19% of total deposits. Total time deposits at December 31, 2018 were $894 million, or 36%, of total deposits. Time deposits due within one year of December 31, 2017 totaled $427 million, or 19% of total deposits. Total time deposits at December 31, 2017 were $663 million, or 30% of total deposits.

        Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the year ended December 31, 2018, we originated $1.59 billion of loans and purchased $157 million of investment securities. During the year ended December 31, 2017, we originated $1.69 billion of loans and purchased $229 million of investment securities.

        Financing activities consist primarily of activity in deposit accounts. We experienced net increases in total deposits of $208 million and $630 million for the years ended December 31, 2018 and 2017, respectively. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. We expect the high level of liquid accounts to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth. In addition, we issued $50 million of subordinated notes in the year ended December 31, 2016, and an additional $15 million of subordinated notes in August of 2017.

        We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $476 million and $308 million in proceeds from the sale of portfolio loans in the year ended December 31, 2018 and 2017, respectively.

        The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At December 31, 2018 and 2017, each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank was considered "well capitalized" under regulatory guidelines. Refer to Note 18 to the audited Consolidated Financial Statements for additional information.

        The following tables present our capital ratios as of the indicated dates for the Company and Sterling Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at December 31, 2018	Company Actual at December 31, 2017
Total adjusted capital to risk- weighted assets	N/A	8.00%	6.00%	21.98%	20.28%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	17.45%	15.53%
Common Tier 1 (CET 1)	N/A	4.50%	3.00%	17.45%	15.53%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	10.42%	9.83%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at December 31, 2018	Bank Actual at December 31, 2017
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	16.94%	14.76%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	15.80%	13.71%
Common Tier 1 (CET 1)	6.50%	4.50%	3.00%	15.80%	13.71%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.44%	8.68%

        Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. Effective January 1, 2019, the Basel Rules require the Company to maintain a 2.5% "capital conservation buffer" on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until the buffer was implemented in full at 2.5% on January 1, 2019.

Contractual Obligations and Off-Balance Sheet Arrangements

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2018.

Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

Contractual Maturities as of December 31, 2018
	Less Than One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Short-term FHLB advances	$103,000	$—	$—	$—	$103,000
Long-term FHLB advances(1)	11,000	22,000	—	157,000	190,000
Subordinated notes(2)	—	—	—	65,000	65,000
Operating lease obligations	4,171	7,402	4,961	9,479	26,013
Time deposits	473,900	412,596	7,783	—	894,279
Projected interest payments on debt(3)	6,848	13,397	8,537	4,062	32,844

Total	$598,919	$455,395	$21,281	$235,541	$1,311,136

(1)
At December 31, 2018, advances totaling $157 million are callable by the FHLB in 2021.
(2)
Subordinated notes above excludes unamortized debt issuance costs of $504 and unamortized premium of $533.
(3)
Projected interest payments on debt include interest payments on subordinated notes and interest payments on the Company's advances and overdraft line of credit with the FHLB. Projected interest payments on variable rate borrowings are calculated based on current rates at period end.

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

        For further information, see Note 17 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Recently Issued Accounting Guidance

        See Note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

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

        The following table presents the estimated changes in net interest income of Sterling Bank, calculated on a bank-only basis, which would result from changes in market interest rates over twelve-month periods beginning December 31, 2018 and 2017. The tables below demonstrate that for the initial twelve-month period after an immediate and parallel rate shock we are liability sensitive in a rising interest rate environment. Due to the historically low interest rate environment, the 200 basis points declining interest rate scenario was not included at December 31, 2017.

	At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	$94,251	(23)%	$88,051	(25)%
300	103,028	(16)%	97,204	(17)%
200	110,806	(10)%	105,213	(10)%
100	117,419	(5)%	111,634	(5)%
0	123,052		117,408
–100	125,930	2%	118,818	1%
–200	127,378	4%

        Our net interest income interest rate sensitivity is affected by the time periods in which our adjustable rate loans reprice. Our adjustable loans reprice in an average of two years with 96% repricing within the next five years.

        Economic Value of Equity Simulation.    We also analyze our sensitivity to changes in interest rates through an economic value of equity ("EVE") model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 and 200 basis points from current market rates.

        The following table presents the estimated changes in EVE of Sterling Bank, calculated on a bank-only basis, which would result from changes in market interest rates as of December 31, 2018 and 2017. Due to the historically low interest rate environment, the 200 basis points declining interest rate scenario was not included at December 31, 2017.

	At December 31,
	2018		2017
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$419,344	(11)%	$373,010	(10)%
300	444,120	(5)%	399,470	(4)%
200	455,502	(3)%	415,216	0%
100	464,655	(1)%	421,089	1%
0	469,560		415,880
–100	443,588	(6)%	381,348	(8)%
–200	387,703	(17)%

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the
Board of Directors of Sterling Bancorp, Inc.
Southfield, Michigan

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2003.
Grand Rapids, Michigan
March 18, 2019

Sterling Bancorp, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2018	2017
Assets
Cash and due from banks	$52,526	$40,147
Interest-bearing deposits with other banks	1,100	—
Investment securities	148,896	126,848
Mortgage loans held for sale	1,248	112,866
Loans, net of allowance for loan losses of $21,850 and $18,457	2,895,953	2,594,357
Accrued interest receivable	13,529	11,493
Mortgage servicing rights, net	10,633	6,496
Leasehold improvements and equipment, net	9,489	7,043
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	31,302	30,680
Deferred tax asset, net	6,122	6,847
Other assets	3,026	2,231

Total assets	$3,196,774	$2,961,958

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$76,815	$73,682
Interest-bearing deposits	2,375,870	2,171,428

Total deposits	2,452,685	2,245,110
Federal Home Loan Bank borrowings	293,000	338,000
Subordinated notes, net	65,029	64,889
Accrued expenses and other liabilities	51,003	40,661

Total liabilities	2,861,717	2,688,660
Commitments and Contingencies (Note 17)
Shareholders' equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, voting, no par value, authorized 500,000,000 shares; issued and outstanding 53,012,283 and 52,963,308 shares at December 31, 2018 and 2017, respectively	111,238	111,238
Additional paid-in capital	12,713	12,416
Retained earnings	211,115	149,816
Accumulated other comprehensive loss	(9)	(172)

Total shareholders' equity	335,057	273,298

Total liabilities and shareholders' equity	$3,196,774	$2,961,958

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.
Consolidated Statements of Income
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest income
Interest and fees on loans	$157,499	$122,789	$90,719
Interest and dividends on investment securities and restricted stock	3,679	1,890	1,180
Other interest	593	157	57

Total interest income	161,771	124,836	91,956
Interest expense
Interest on deposits	32,031	17,570	11,428
Interest on Federal Home Loan Bank borrowings	4,951	3,795	2,439
Interest on subordinated notes	4,689	4,070	1,978

Total interest expense	41,671	25,435	15,845

Net interest income	120,100	99,401	76,111
Provision for loan losses	3,229	2,700	1,280

Net interest income after provision for loan losses	116,871	96,701	74,831
Non-interest income
Service charges and fees	379	253	188
Investment management and advisory fees	2,035	2,338	3,209
Gain (loss) on sale of investment securities	86	119	(898)
Gain (loss) on sale of mortgage loans held for sale	240	(381)	1,541
Gain on sale of portfolio loans	16,433	10,062	8,016
Unrealized losses on equity securities	(87)	—	—
Income on cash surrender value of bank-owned life insurance	1,193	1,175	1,166
Other income	1,758	942	1,006

Total non-interest income	22,037	14,508	14,228

Non-interest expense
Salaries and employee benefits	28,438	23,778	17,812
Occupancy and equipment	7,250	5,986	4,891
Professional fees	3,118	1,673	1,466
Advertising and marketing	1,640	1,025	1,449
FDIC assessments	1,447	1,296	990
Data processing	1,223	1,059	986
Other	7,220	5,944	5,016

Total non-interest expense	50,336	40,761	32,610

Income before income taxes	88,572	70,448	56,449
Income tax expense	25,104	32,471	23,215

Net income	$63,468	$37,977	$33,234

Income per share, basic and diluted	$1.20	$0.82	$0.73

Weighted average common shares outstanding:
Basic	52,963,308	46,219,367	45,271,000

Diluted	52,965,567	46,219,367	45,271,000

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$63,468	$37,977	$33,234
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $48, $(13), and $23, respectively	181	(26)	43
Reclassification adjustment for (gains) losses included in net income of $(86), $(119), and $898, respectively, included in gain (loss) on sale of investment securities, net of tax effect of $18, $41, and $(314), respectively	(68)	(78)	584

Total other comprehensive income (loss)	113	(104)	627

Comprehensive income	$63,581	$37,873	$33,861

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands, except per share amounts)

	Voting Common Stock		Nonvoting Common Stock
							Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	40,199,000	$22,863	5,072,000	$2,885	$14,418	$96,779	$(667)	$136,278
Net income	—	—	—	—	—	33,234	—	33,234
Capital contributions from controlling member of merged entity (Note 1)	—	—	—	—	700	—	—	700
Other comprehensive income	—	—	—	—	—	—	627	627
Dividends distributed ($0.19 per share)	—	—	—	—	—	(8,567)	—	(8,567)

Balance at December 31, 2016	40,199,000	22,863	5,072,000	2,885	15,118	121,446	(40)	162,272
Reclassification of certain income tax effects (Note 2)	—	—	—	—	—	28	(28)	—
Net income	—	—	—	—	—	37,977	—	37,977
Exchange of 5,072,000 shares of non-voting common stock for 5,027,000 shares of voting common stock (Note 10)	5,072,000	2,885	(5,072,000)	(2,885)	—	—	—	—
Issuance of 7,692,308 shares of common stock, net of offering expenses of $6,818 (Note 10)	7,692,308	85,490	—	—	—	—	—	85,490
Capital contributions from controlling member of merged entity (Note 1)	—	—	—	—	218	—	—	218
Distribution to members of merged entity (Note 1)	—	—	—	—	(2,920)	—	—	(2,920)
Other comprehensive loss	—	—	—	—	—	—	(104)	(104)
Dividends distributed ($0.21 per share)	—	—	—	—	—	(9,635)	—	(9,635)

Balance at December 31, 2017	52,963,308	111,238	—	—	12,416	149,816	(172)	273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities (Note 3)	—	—	—	—	—	(50)	50	—
Net income	—	—	—	—	—	63,468	—	63,468
Stock-based compensation	48,975	—	—	—	297	—	—	297
Other comprehensive income	—	—	—	—	—	—	113	113
Dividends distributed ($0.04 per share)	—	—	—	—	—	(2,119)	—	(2,119)

Balance at December 31, 2018	53,012,283	$111,238	—	$—	$12,713	$211,115	$(9)	$335,057

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$63,468	$37,977	$33,234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,229	2,700	1,280
Deferred income taxes	696	2,669	(1,041)
(Gain) loss on sale of investment securities	(86)	(119)	898
Unrealized losses on equity securities	87	—	—
Amortization (accretion), net, on investment securities	(876)	40	33
Depreciation and amortization on leasehold improvements and equipment	1,399	1,191	1,058
Amortization of intangible asset	450	450	450
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(47,778)	(94,986)	(72,279)
Proceeds from sale of mortgage loans held for sale	47,868	98,315	71,817
(Gain) loss on sale of mortgage loans held for sale	(240)	381	(1,541)
Gain on sale of portfolio loans	(16,433)	(10,062)	(8,016)
Increase in cash surrender value of bank-owned life insurance	(622)	(652)	(697)
Amortization, net of valuation allowance adjustments, of mortgage servicing rights	1,915	1,607	625
Stock-based compensation	297	—	—
Other	140	131	35
Change in operating assets and liabilities:
Accrued interest receivable	(2,036)	(3,324)	(2,107)
Other assets	(1,245)	(3,918)	(5,201)
Accrued expenses and other liabilities	10,342	12,013	10,156

Net cash provided by operating activities	60,575	44,413	28,704

Cash Flows From Investing Activities
Purchase of interest-bearing deposits with other banks	(1,100)	—	—
Investment securities:
Maturities and principal receipts	121,179	80,890	66,359
Sales	14,964	96,432	596
Purchases	(157,174)	(228,643)	(93,871)
Purchases of investment securities, restricted stock	—	(4,590)	(1,235)
Loans originated, net of repayments	(658,322)	(1,024,824)	(687,318)
Proceeds from the sale of portfolio loans	475,646	308,404	287,368
Purchase of leasehold improvements and equipment	(3,845)	(2,399)	(2,004)
Proceeds from the sale of other real estate owned	—	—	1,359

Net cash used in investing activities	(208,652)	(774,730)	(428,746)

Cash Flows From Financing Activities
Net increase in deposits	207,575	629,965	385,385
Proceeds from advances from Federal Home Loan Bank	6,222,000	4,541,000	5,004,000
Repayments of advances from Federal Home Loan Bank	(6,267,000)	(4,483,000)	(5,034,000)
Net change in line of credit with Federal Home Loan Bank	—	(28,198)	11,761
Proceeds from issuance of subordinated notes	—	15,611	50,000
Payment of debt issuance costs	—	(191)	(729)
Proceeds from issuance of shares of common stock, net of offering costs	—	85,490	—
Capital contributions from controlling member of merged entity	—	218	700
Distribution to members of merged entity	—	(2,920)	—
Dividends paid to shareholders	(2,119)	(9,635)	(8,567)

Net cash provided by financing activities	160,456	748,340	408,550

Net change in cash and due from banks	12,379	18,023	8,508
Cash and due from banks at beginning of period	40,147	22,124	13,616

Cash and due from banks at end of period	$52,526	$40,147	$22,124

Supplemental cash flows information
Cash paid:
Interest	$34,792	$23,615	$14,594
Income taxes	26,055	28,010	26,350
Noncash investing and financing activities:
Transfer from loans to other real estate owned	—	—	48
Transfers of residential real estate loans to mortgage loans held for sale	431,384	111,862	—
Transfers of residential real estate loans from mortgage loans held for sale	77,887	—	—

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

        Sterling Bancorp, Inc. (the "Company") is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the "Bank"). The Company's business is conducted through the Bank which was formed in 1984. The Bank originates construction, residential and commercial real estate loans, commercial lines of credit, and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 29 branches of which 25 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York, Southfield, Michigan and in the greater Seattle market.

        The Company is headquartered in Southfield, Michigan and its operations are in the financial services industry. Management evaluates the performance of its business based on one reportable segment, community banking.

        The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve ("Federal Reserve"). The Bank is a federally chartered stock savings bank which is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC") of the U.S. Department of Treasury and the Federal Deposit Insurance Corporation ("FDIC") and is a member of the Federal Home Loan Bank ("FHLB") system.

Basis of Presentation

Adjustments to Prior Years' Financial Statements

        In the second quarter of 2018, the Company corrected the classification of commitment fees, net of direct loan origination costs, earned on construction loans and other lines of credit to commercial customers in its consolidated statements of income to the financial statement caption, interest and fees on loans, within interest income, which were previously reported in service charges and fees, within non-interest income. The Company has made the correction to conform with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As a result, prior years' financial statements included herein have been adjusted from the amounts previously reported.

        The amount of the adjustment to decrease service charges and fees, and increase interest and fees on loans was $2,088 and $1,153 for the year ended December 31, 2017 and 2016, respectively. There was no change to the reported net income or income per share, basic and diluted, as previously reported as a result of this immaterial correction. Management has evaluated the materiality of these corrections on its previously filed financial statements from a quantitative and qualitative perspective, and has concluded that these corrections were not material to the prior years as previously reported and the quarterly periods within those years.

Merger of Quantum Fund, LLC

        On April 24, 2017, the Bank acquired all the outstanding equity interests of Quantum Fund, LLC, an entity controlled by the Company's principal shareholder who owned, directly and indirectly, 80% of the members' interests with the remaining 20% members' interest held by a member of the board of directors of the Company and Bank, for $2.9 million in cash. Such amount has been reflected as a distribution to the members in the consolidated statements of changes in shareholders' equity. The

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation (Continued)

entity operated a registered investment advisory business with assets held under management of approximately $425 million at the time of merger.

        In 2017, the Bank recorded the assets and liabilities transferred at their carrying amounts, consisting primarily of a customer-related intangible asset, in the accounts of the entity transferred. Prior to 2017, the consolidated financial statements have been retrospectively adjusted to include the results of the Company and its wholly-owned subsidiary, and the entity under common control on a combined basis, since the entities were under common control. The respective adjustments made to include the results of Quantum Fund, LLC in these consolidated financial statements increased total shareholders' equity and other assets at December 31, 2016 by approximately $2,000 and decreased net income for the year ended December 31, 2016 by approximately $1,200.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, and an entity under common control that was merged with the Company in April 2017 (Note 1). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in the future periods may be based upon amounts that could differ from those estimates.

Fair Value Measurements

        The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine its fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not readily available, the Bank uses present value techniques and other valuation methods, as disclosed in Note 14, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

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

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

Cash and Due From Banks

        For the purposes of the accompanying consolidated statements of cash flows, cash includes cash and time deposits, and other deposits held with other banks with original maturities of three months or less. Cash on hand or on deposit with the Federal Reserve at December 31, 2018 and 2017 of $26,791 and $23,113, respectively, was required to be held to meet certain regulatory reserve and clearing requirements.

        The Company presents the cash flows from customer loans, deposit transactions and short-term borrowings on a net basis in its consolidated statements of cash flows.

Interest-bearing Deposits with Other Banks

        Interest-bearing deposits with other banks, consisting of certificates of deposit, have maturities greater than three months and are carried at cost. Each certificate of deposit is below the FDIC insurance limit of $250. Interest income is recorded when earned.

Concentration of Credit Risk

        The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At December 31, 2018 and 2017, residential real estate loans accounted for 84% and 82%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2018 and 2017, approximately 94% and 95%, respectively, of the loan portfolio was originated in California.

Investment Securities

        Investment securities includes debt securities and equity securities.

Debt Securities

        Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.

        Debt securities available for sale are stated at fair value, with unrealized gains and losses excluded from income and shown as a separate component of shareholders' equity in accumulated other comprehensive income (loss), net of tax. Held to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums (noncallable) and accretion of discounts over the contractual life of the investment security using the effective interest method or, in the case of asset-backed securities, over the estimated life of the investment security using the effective yield method.

        Interest income includes amortization or accretion of purchase premium or discount. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

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

        Management performs a qualitative assessment each reporting period to identify impairment of equity securities without readily determinable fair values. When a qualitative assessment indicates that an impairment exists, Management determines the fair value of the investment and if the fair value is less than the investment's carrying value, an impairment charge is recorded equal to the difference between the fair value and the carrying amount of the investment in income.

        Prior to January 1, 2018, equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. A decline in value of an equity security that was considered other than temporary was recorded in income.

Mortgage Loans Held for Sale

        Residential real estate loans originated or purchased and intended for sale in the secondary market are carried at the lower of amortized cost or fair value on an individual loan basis as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to income in the consolidated statements of income. Residential real estate loans originated as held for investment are periodically sold generally with servicing retained in order

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

to manage liquidity, interest rate or concentration risk. Loans that are transferred into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of amortized cost or fair value.

        When loans originally classified as held for sale or as held for investment are reclassified due to a change in intent or ability to hold, cash flows associated with the loans are classified in the consolidated statements of cash flows as operating or investing, as appropriate, in accordance with the initial classification of the loans.

        Residential real estate loans held for sale are generally sold with servicing rights retained. Upon the sale of an originated loan, the mortgage servicing right asset is established and recorded at its estimated fair value, and a corresponding gain is recognized in gain on sale of mortgage loans held for sale or gain on sale of portfolio loans. Gains and losses on sales of residential real estate loans are based on the difference between the selling price and the carrying value of the related loans sold.

Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal balance outstanding, net of unearned income, including unamortized loan fees and costs on originated loans, and allowances for loan losses. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized over the contractual lives of the respective loans as a yield adjustment using the effective interest method. Other credit-related fees are recognized as fee income, as a component of noninterest income.

        Interest income on loans is accrued as earned using the interest method over the term of the loan. The accrual of interest income is discontinued at the time the loan is 90 days past due or earlier if conditions warrant (i.e. nonaccrual loan), unless the loan is secured and in the process of collection. In all cases, loans are placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, interest accrued and unpaid during prior periods is reversed. Any payments on nonaccrual loans are applied first to outstanding loan principal amounts and then to the recovery of the charged off loan amounts. Any excess is treated as a recovery of interest and fees. Loans are returned to accrual status after all principal and interest amounts contractually due are made and future payments are reasonably assured.

        A loan is considered impaired when, based on current information and events, it is probable that Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, as defined below, and classified as impaired.

        Factors considered by management in determining if a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Troubled Debt Restructurings

        The Bank periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize risk of loss. Loans which have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, are considered troubled debt restructurings. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed as part of the credit underwriting process.

        Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Company determines the amount of the allowance for loan losses in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when a loan is considered partially or fully uncollectible, or has such little value that continuance as an asset is not warranted. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management's judgment, should be charged off.

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment. The historical loss experience is determined by portfolio segment, discussed below, and is based on the actual loss history experienced over the most recent three-year period. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

trends in charge offs and recoveries; trends in portfolio volume; effects of any changes in underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

        The following portfolio segments have been identified:

          A)   Construction Loans—The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history. There is no further segmentation of the construction portfolio segment into classes.

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

          C)    Commercial Real Estate—Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/single-room occupancy hotels ("SROs"), industrial and other.

          D)   Commercial Lines of Credit—The commercial lines of credit portfolio is comprised of loans to businesses such as sole proprietorships, partnerships, limited liability companies and corporations for the daily operating needs of the business. The risk characteristics of these loans vary based on the borrowers' business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured. The segmentation classes in the commercial lines of credit portfolio consist of private banking loans and commercial & industrial ("C&I") lending.

          E)    Other Consumer—The consumer loan portfolio currently consists only of overdraft protection lines with no further segmentation into classes. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate the borrowers' capacity to repay their obligations may be deteriorating.

Mortgage Servicing Rights, net

        Servicing assets (i.e. mortgage servicing rights) are recognized separately when residential real estate loans are sold with servicing rights retained by the Bank. Mortgage servicing rights are initially recorded at fair value, which is determined based on an internal valuation model that calculates the present value of estimated future net servicing income. The servicing assets are subsequently measured

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

using the amortization method which requires servicing assets to be amortized into non-interest income in the consolidated statements of income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recognized as income when earned. The Bank also records late fees and ancillary fees related to loan servicing which were not material for the periods presented.

        On a quarterly basis, servicing assets are evaluated for impairment based upon the fair value of the mortgage servicing rights as compared to its carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the servicing asset is carried at fair value. Impairment is recognized through a valuation allowance for an individual grouping. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. The fair values of servicing assets are subject to significant fluctuations due to changes in estimated and actual prepayment speeds and default rates and losses.

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

Federal Home Loan Bank Stock

        The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of FHLB borrowings and other factors, and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of income. Cash dividends received amounted to $1,149, $815 and $730 for the year ended December 31, 2018, 2017 and 2016, respectively.

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

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

        Long-lived assets, such as leasehold improvements and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long-lived assets or asset groups to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and third-party independent appraisals.

        Definite-lived intangible assets, consisting of customer-related intangibles, are amortized on a straight-line basis over their estimated useful lives of ten years. At December 31, 2018 and 2017, customer-related intangibles totaled $4,500, less accumulated amortization of $4,050, and $3,600, respectively. Amortization expense related to the customer-related intangibles was $450 for the years ended December 31, 2018, 2017 and 2016. Remaining future annual amortization is $450 for the year 2019.

Revenue from Contracts with Customers (effective January 1, 2018)

        On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts to provide goods or services to its customers. The core principle of ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

        The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of the adoption date. The adoption of ASC 606 did not result in a change in the accounting for any of the in-scope revenue streams; as such no cumulative effect adjustment was recorded at adoption. The majority of the Company's revenues are from interest income and other sources, including loans and investment securities, as well as fees related to mortgage servicing activities, which are not within the scope of ASC 606 and are instead subject to other accounting guidance. The Company's services that are within the scope of ASC 606 are recorded within non-interest income which includes investment management and advisory fees, service charges on deposit accounts, interchange income and other service charges and fees. Descriptions of these activities that are within the scope of ASC 606, which are presented in the consolidated statements of income as components of non-interest income, are as follows:

        Service charges on deposit accounts:    The Bank earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Bank fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

earned over the course of a month, representing the period over which the Bank satisfies the performance obligations. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are withdrawn from the customer's account balance.

        Investment management and advisory fees:    The Bank enters into contracts with certain customers to provide asset management services that will continue indefinitely unless terminated in writing by either party to the contract. The Bank receives a quarterly management fee, payable in advance, based on the customer's assets held under management at the beginning of the period. These fees are earned over time as the Bank provides the contracted services and are assessed based on a tiered rate applied to the market value of assets held under management. The Bank does not earn performance-based incentives.

        Interchange fees:    The Bank earns interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Such interchange activity is shown on a net basis through non-interest income, other income.

        Other service charges and fees:    Other charges and fees includes revenue generated from wire transfers, lockboxes, and bank issuance of checks. Such fees are recognized at the point in time the customer requests the service and the service has been rendered.

        The following table presents sources of non-interest income for the year ended December 31, 2018, 2017 and 2016 that are within the scope of ASC 606:

	Year Ended December 31,
	2018	2017	2016
Non-Interest Income:
Service charges on deposit accounts*	$230	$175	$67
Investment management and advisory fees	2,035	2,338	3,209
Interchange fees*	109	117	97
Other service charges and fees*	48	31	105
Not within the scope of ASC 606	19,615	11,847	10,750

Total non-interest income	$22,037	$14,508	$14,228

*
Included in service charges and fees in the consolidated statements of income.

Contract Balances

        The Bank's noninterest revenue streams are largely based on transactional activity or month-end revenue accruals such as investment management and advisory fees based on the customer's assets held under management at the beginning of the period. Consideration is often received immediately or shortly thereafter, and the Bank satisfies its performance obligation and recognizes revenue over time. At December 31, 2018, the Bank had a contract asset balance of $29, which was recorded in other assets in the consolidated balance sheets.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

Stock-based compensation

        Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee members of the Company's board of directors, based on the fair value of these awards at the date of grant. The fair value of stock options is estimated using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of the Company's common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

        Compensation cost is recorded over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. The Company's accounting policy is to record forfeitures in the period that they occur.

Comprehensive Income

        Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, net of income taxes, which is also recognized as a separate component of shareholders' equity. The Company releases the income tax effects on unrealized gains and losses on debt securities available for sale that are reported in other comprehensive income (loss) on a security-by-security basis when debt securities are sold.

        In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address certain tax rate changes that affect deferred taxes originally recorded in other comprehensive income (loss) related to the Tax Cuts and Jobs Act (H.R.1) ("Tax Act"). This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted in periods where financial statements have not been issued. The guidance gives entities the option to reclassify the stranded tax effects resulting from the tax law and tax rate changes under the Tax Act from accumulated other comprehensive income (loss) to retained earnings.

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

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Income per Share, Basic and Diluted

        Basic income per share represents net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share represents net income divided by the weighted average number of common shares outstanding during the period, plus the effect of outstanding potential dilutive common shares.

Recently Issued Accounting Guidance

        In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements as follows: (1) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the reporting entity's policy for timing of transfers between levels; (2) removes the requirement to disclose the valuation processes for Level 3 fair value measurements; (3) clarifies that the measurement uncertainty disclosure for recurring Level 3 fair value measurements is to communicate information about the uncertainty in measurement as of the reporting date; (4) requires disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (5) requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

permitted to early adopt the provisions that remove or modify disclosures upon issuance of this ASU and delay adoption of the additional disclosures until the effective date. The Company is currently evaluating the impact adoption will have on its current fair value measurement disclosures.

        In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. A project plan and timeline has been developed and the implementation team has evaluated the Company's existing credit models to assess its appropriateness for the new requirements. The implementation team has also engaged a software vendor to assist in implementing required changes to credit loss estimation models and processes, and continues to collect historical data to be used in the credit loss models. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which require lessees to recognize the following for all leases, except for short-term leases, at the commencement date: (1) a lease liability which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides corrections or clarification on narrow aspects of Topic 842. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with another transition method for adopting the new leasing guidance. As originally issued, ASC 842 requires entities to use a modified retrospective transition approach to apply the new guidance as of the beginning of the earliest period presented in the financial statements in the period adopted. The optional transition method allows entities to apply the new guidance at the adoption date by recording a cumulative-effect adjustment to the opening balance of retained earnings, and not to restate the comparative periods presented. ASU No. 2016-02 will also require expanded disclosures. ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

        The Company has adopted the new lease accounting guidance in the first quarter of 2019. As of January 1, 2019, the Company recorded $21.8 million of net right-of-use assets and $22.7 million of lease liabilities on the consolidated balance sheet primarily related to its real estate operating leases using the optional transition method. The Company elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

leases as well as the lease classification for existing leases was retained. The new guidance will not have a significant impact on the timing or measurement of the Company's lease expense.

Note 3—Investment Securities

Debt Securities

        The following tables summarize the amortized cost and fair value of debt securities available for sale at December 31, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2018
		Gross Unrealized
	Amortized Cost			Fair Value
		Gain	Loss
Available for sale:
U.S. Treasury securities	$142,905	$9	$(56)	$142,858
Collateralized mortgage obligations	1,554	46	—	1,600
Collateralized debt obligations	308	—	(11)	297

Total	$144,767	$55	$(67)	$144,755

	December 31, 2017
		Gross Unrealized
	Amortized Cost			Fair Value
		Gain	Loss
Available for sale:
U.S. Treasury securities	$120,216	$—	$(174)	$120,042
Collateralized mortgage obligations	1,953	55	—	2,008
Collateralized debt obligations	606	—	(35)	571

Total	$122,775	$55	$(209)	$122,621

        No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders' equity as of December 31, 2018 and 2017.

        Information pertaining to sales of debt securities available for sale for the year ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Proceeds	$14,964	$96,432	$596

Gross realized gains	$89	$162	$—
Gross realized losses	(3)	(43)	(898)

Total net realized gains (losses)	$86	$119	$(898)

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities (Continued)

        The income tax expense (benefit) related to the net realized gains and losses was $18, $41 and $(314) for the year ended December 31, 2018, 2017 and 2016, respectively.

        The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at December 31, 2018 are shown by contractual maturity. Collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$142,905	$142,858
Collateralized mortgage obligations	1,554	1,600
Collateralized debt obligations	308	297

Total	$144,767	$144,755

        The table summarizes debt securities available for sale, at fair value, with unrealized losses at December 31, 2018 and 2017 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$113,219	$(56)	$—	$—	$113,219	$(56)
Collateralized debt obligations	—	—	297	(11)	297	(11)

Total	$113,219	$(56)	$297	$(11)	$113,516	$(67)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$120,042	$(174)	$—	$—	$120,042	$(174)
Collateralized debt obligations	—	—	571	(35)	571	(35)

Total	$120,042	$(174)	$571	$(35)	$120,613	$(209)

        As of December 31, 2018, the debt securities portfolio consisted of 9 debt securities, with 6 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

        A collateralized debt obligation with a carrying value of $297 and $571 at December 31, 2018 and 2017, respectively, was rated high quality at inception, but it was subsequently rated by Moody's as B1, which is defined as "extremely speculative." The issuers of the security are primarily banks.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities (Continued)

Management uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The security remained classified as available for sale and represented $11 and $35 of the unrealized losses reported at December 31, 2018 and 2017, respectively.

        Another collateralized debt obligation had other-than-temporary impairments recognized in prior years before it was sold during 2016. The table below presents a rollforward of the cumulative credit losses taken on this collateralized debt obligation that were recognized in the consolidated statements of income for the year ended December 31:

	2018	2017	2016
Beginning balance, January 1,	$—	$—	$2,507
Reduction for previous credit losses realized on securities sold during the year	—	—	(2,507)

Ending balance, December 31,	$—	$—	$—

Equity Securities

        Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker's Bank, a thinly traded, restricted stock. At December 31, 2018 and 2017, equity securities totaled $4,141 and $4,227, respectively. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

        On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01") and early adopted ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03"). ASU No. 2016-01 requires equity investments, except those investments accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in income. Also, for equity investments without readily determinable fair values, ASU No. 2016-01 provides a new measurement alternative. ASU No. 2016-01 requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (loss). ASU No. 2018-03 clarifies certain aspects of the guidance in ASU No. 2016-01 primarily pertaining to the measurement alternative for equity securities without readily determinable fair values.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities (Continued)

        On January 1, 2018, the Company recorded a cumulative-effect adjustment to decrease retained earnings by $50 with offsetting adjustment to accumulated other comprehensive loss. Beginning January 1, 2018, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

        At December 31, 2018 and 2017, equity securities with readily determinable fair values were $3,895 and $3,981, respectively. The following is a summary of unrealized and realized gains and losses recognized in the consolidated statements of income during the year ended December 31, 2018:

Year Ended December 31, 2018
Net losses recorded during the year on equity securities	$87
Less: net losses recorded during the period on equity securities sold during the year	—

Unrealized losses recorded during the year on equity securities held at the reporting date	$87

        The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at December 31, 2018 and 2017, respectively.

Note 4—Loans

        Major categories of loans were as follows:

	December 31,
	2018	2017
Construction loans	$176,605	$192,319
Residential real estate loans	2,452,441	2,132,641
Commercial real estate loans	250,955	247,076
Commercial and industrial loans, lines of credit	37,776	40,749
Other consumer loans	26	29

Total loans	2,917,803	2,612,814
Less: allowance for loan losses	(21,850)	(18,457)

Loans, net	$2,895,953	$2,594,357

        The amounts above are presented net of deferred loan origination fees and costs of $1,224 and $2,561 as of December 31, 2018 and 2017, respectively. Loans with carrying values of $899 million and $968 million were pledged as collateral on FHLB borrowings at December 31, 2018 and 2017, respectively.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        The table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2018, 2017 and 2016:

December 31, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457
Provision for loan losses	1,040	1,533	398	589	—	(331)	3,229
Charge offs	—	(4)	—	—	—	—	(4)
Recoveries	15	18	135	—	—	—	168

Total ending balance	$3,273	$13,826	$2,573	$1,058	$1	$1,119	$21,850

December 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$679	$11,863	$915	$373	$2	$990	$14,822
Provision for loan losses	1,432	174	556	96	(18)	460	2,700
Charge offs	—	(19)	—	—	—	—	(19)
Recoveries	107	261	569	—	17	—	954

Total ending balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457

December 31, 2016	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$317	$8,192	$1,530	$392	$2	$551	$10,984
Provision for loan losses	52	3,578	(2,768)	(19)	(2)	439	1,280
Charge offs	—	(24)	—	—	—	—	(24)
Recoveries	310	117	2,153	—	2	—	2,582

Total ending balance	$679	$11,863	$915	$373	$2	$990	$14,822

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2018 and 2017:

December 31, 2018	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$78	$46	$30	$195	$—	$—	$349
Collectively evaluated for impairment	3,195	13,780	2,543	863	1	1,119	21,501

Total ending allowance balance	$3,273	$13,826	$2,573	$1,058	$1	$1,119	$21,850

Loans:
Loans individually evaluated for impairment	$7,412	$228	$3,779	$416	$—	$—	$11,835
Loans collectively evaluated for impairment	169,193	2,452,213	247,176	37,360	26	—	2,905,968

Total ending loans balance	$176,605	$2,452,441	$250,955	$37,776	$26	$—	$2,917,803

December 31, 2017	Construction	Residential Real Estate	Commercial Real Estate	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$37	$19	$98	$—	$—	$154
Collectively evaluated for impairment	2,218	12,242	2,021	371	1	1,450	18,303

Total ending allowance balance	$2,218	$12,279	$2,040	$469	$1	$1,450	$18,457

Loans:
Loans individually evaluated for impairment	$—	$122	$2,804	$343	$—	$—	$3,269
Loans collectively evaluated for impairment	192,319	2,132,519	244,272	40,406	29	—	2,609,545

Total ending loans balance	$192,319	$2,132,641	$247,076	$40,749	$29	$—	$2,612,814

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At December 31, 2018			Year Ended December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Construction	$4,751	$4,751	$—	$3,563	$301	$230
Commercial real estate:
Retail	1,370	1,174	—	1,210	64	58
Multifamily	1,088	1,083	—	812	37	33

Subtotal	7,209	7,008	—	5,585	402	321

With an allowance for loan losses recorded:
Residential real estate, first mortgage	254	228	46	148	5	4
Construction	2,661	2,661	78	1,996	163	144
Commercial real estate, offices	1,530	1,522	30	1,538	88	80
Commercial lines of credit:
Private banking	316	316	95	330	19	16
C&I lending	100	100	100	75	5	4

Subtotal	4,861	4,827	349	4,087	280	248

Total	$12,070	$11,835	$349	$9,672	$682	$569

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

	At December 31, 2017			Year Ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Commercial real estate, retail	$1,431	$1,247	$—	$1,281	$75	$75
Commercial lines of credit, private banking	147	147	—	150	8	8

Subtotal	1,578	1,394	—	1,431	83	83

With an allowance for loan losses recorded:
Residential real estate, first mortgage	122	122	37	121	6	8
Commercial real estate, offices	1,567	1,557	19	1,573	80	79
Commercial lines of credit, private banking	196	196	98	206	14	14

Subtotal	1,885	1,875	154	1,900	100	101

Total	$3,463	$3,269	$154	$3,331	$183	$184

	At December 31, 2016			Year Ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Commercial real estate:
Retail	$1,491	$1,316	$—	$1,347	$69	$64
Other	476	39	—	67	—	—
Commercial lines of credit, private banking	154	154	—	157	6	5

Subtotal	2,121	1,509	—	1,571	75	69

With an allowance for loan losses recorded:
Residential real estate, first mortgage	72	72	21	73	3	3
Commercial real estate, offices	1,606	1,595	61	1,610	73	67
Commercial lines of credit, private banking	215	215	107	223	19	18

Subtotal	1,893	1,882	189	1,906	95	88

Total	$4,014	$3,391	$189	$3,477	$170	$157

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

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

        The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and 2017:

	2018		2017
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$4,360	$80	$573	$131
Commercial real estate:
Retail	60	—	79	—

Total	$4,420	$80	$652	$131

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        The following tables present the aging of the recorded investment in past due loans as of December 31, 2018 and 2017 by class of loans:

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$1,971	$—	$—	$1,971	$174,634	$176,605
Residential real estate:
Residential first mortgage	3,110	1,257	4,440	8,807	2,421,190	2,429,997
Residential second mortgage	377	295	—	672	21,772	22,444
Commercial real estate:
Retail	—	—	60	60	9,957	10,017
Multifamily	—	—	—	—	64,638	64,638
Offices	—	—	—	—	27,670	27,670
Hotel/SROs	—	—	—	—	101,414	101,414
Industrial	—	—	—	—	14,756	14,756
Other	—	—	—	—	32,460	32,460
Commercial lines of credit:
Private banking	176	—	—	176	15,762	15,938
C&I lending	—	—	—	—	21,838	21,838
Other consumer loans	—	—	—	—	26	26

Total	$5,634	$1,552	$4,500	$11,686	$2,906,117	$2,917,803

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Construction	$—	$—	$—	$—	$192,319	$192,319
Residential real estate:
Residential first mortgage	8,902	392	704	9,998	2,105,142	2,115,140
Residential second mortgage	107	—	—	107	17,394	17,501
Commercial real estate:
Retail	—	—	79	79	10,530	10,609
Multifamily	—	—	—	—	59,582	59,582
Offices	—	—	—	—	26,571	26,571
Hotel/SROs	—	—	—	—	103,195	103,195
Industrial	—	—	—	—	15,907	15,907
Other	—	—	—	—	31,212	31,212
Commercial lines of credit:
Private banking	—	—	—	—	22,898	22,898
C&I lending	—	—	—	—	17,851	17,851
Other consumer loans	—	—	—	—	29	29

Total	$9,009	$392	$783	$10,184	$2,602,630	$2,612,814

        The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and other consumer loan portfolio segments, the Company also evaluates credit quality based on the aging status of the loan, which is presented above, and by

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

payment activity. The Company reviews the status of nonperforming loans which include loans 90 days past due and still accruing and nonaccrual loans.

  Troubled Debt Restructurings

        At December 31, 2018 and 2017, the balance of outstanding loans identified as troubled debt restructurings was $5,826 and $3,073, respectively. The allowance for loan losses was $261 and $56 on these loans at December 31, 2018 and 2017, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

        During the year ended December 31, 2018, the terms of a construction loan and a commercial and industrial loan were modified by providing for an extension of the maturity dates at the contract's existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investments was $2,761 at the time of modification. The modification of a residential real estate loan performed during the year ended December 31, 2018 included a confirmed Chapter 13 repayment plan. The outstanding recorded investments was $109 at the time of modification. These modifications did not result in an increase of the allowance for loan losses or charge offs. During the year ended December 31, 2017, a residential mortgage loan was modified by providing for an extension of the amortization period. The Bank had commitments to lend an additional $477 to these customers as of December 31, 2018.

        The terms of certain other loans have been modified during 2018 and 2017 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a significant delay in a payment. These other loans that were modified were not considered significant.

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

          Substandard:    Loans classified as substandard are inadequately protected by the current net worth and paying fcapacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

          Doubtful:    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

        At December 31, 2018 and 2017, the risk rating of loans by class of loans was as follows:

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$158,489	$8,733	$9,383	$—	$176,605
Residential real estate:
Residential first mortgage	2,425,584	—	4,193	220	2,429,997
Residential second mortgage	22,444	—	—	—	22,444
Commercial real estate:
Retail	8,843	—	1,174	—	10,017
Multifamily	63,555	—	1,083	—	64,638
Offices	27,670	—	—	—	27,670
Hotel/SROs	101,414	—	—	—	101,414
Industrial	14,756	—	—	—	14,756
Other	31,451	—	1,009	—	32,460
Commercial lines of credit:
Private banking	15,762	—	176	—	15,938
C&I lending	17,785	—	4,053	—	21,838
Other consumer loans	26	—	—	—	26

Total	$2,887,779	$8,733	$21,071	$220	$2,917,803

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Construction	$177,241	$11,670	$3,408	$—	$192,319
Residential real estate:
Residential first mortgage	2,114,511	—	109	520	2,115,140
Residential second mortgage	17,501	—	—	—	17,501
Commercial real estate:
Retail	9,363	1,167	79	—	10,609
Multifamily	58,472	1,110	—	—	59,582
Offices	26,571	—	—	—	26,571
Hotel/SROs	103,195	—	—	—	103,195
Industrial	15,907	—	—	—	15,907
Other	25,808	4,733	671	—	31,212
Commercial lines of credit:
Private banking	22,702	—	196	—	22,898
C&I lending	17,851	—	—	—	17,851
Other consumer loans	29	—	—	—	29

Total	$2,589,151	$18,680	$4,463	$520	$2,612,814

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        During the year ended December 31, 2018, 2017 and 2016, the Bank sold pools of residential real estate mortgages for $475.6 million, $308.4 million and $287.4 million, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the consolidated balance sheets and recognition of gain on sale of portfolio loans of $16.4 million, $10.1 million and $8.0 million for the year ended December 31, 2018, 2017 and 2016, respectively. After the sales, the Bank's only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages.

Note 5—Leasehold Improvements and Equipment, net

        Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2018 and 2017, are as follows:

	Estimated Useful Life (in years)	2018	2017
Leasehold improvements	*	$10,315	$8,290
Furniture and equipment	3 - 7	13,256	11,436

Total		23,571	19,726
Less: accumulated depreciation and amortization		(14,082)	(12,683)

Leasehold improvements and equipment, net		$9,489	$7,043

*
Amortized over the shorter of the lease term or estimated useful life

        The amount charged to occupancy and equipment in the consolidated statements of income for depreciation and amortization was $1,399, $1,191 and $1,058 for the year ended December 31, 2018, 2017 and 2016, respectively.

Note 6—Mortgage Servicing Rights, net

        The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2018 and 2017 are as follows:

	2018	2017
Residential real estate mortgage loan portfolios serviced for:
FNMA	$85,364	$73,039
FHLB	92,229	92,697
Private investors	713,095	442,984

        Custodial escrow balances maintained with these serviced loans were $13,593 and $11,944 at December 31, 2018 and 2017, respectively.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 6—Mortgage Servicing Rights, net (Continued)

        Activity for mortgage servicing rights and the related valuation allowance are as follows:

	2018	2017	2016
Mortgage servicing rights:
Beginning of year	$6,706	$4,454	$1,371
Additions	6,052	3,689	3,766
Amortization	(2,025)	(1,437)	(683)

End of year	10,733	6,706	4,454

Valuation allowance at beginning of year	210	40	98
Additions (recoveries)	(110)	170	(58)

Valuation allowance at end of year	100	210	40

Mortgage servicing rights, net	$10,633	$6,496	$4,414

        Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $1,381, $407 and $490 for the year ended December 31, 2018, 2017 and 2016, respectively, and were included in other non-interest income in the consolidated statements of income.

        The fair value of mortgage servicing rights was $11,523 and $7,086 at December 31, 2018 and 2017, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 33.6%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2017 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 36.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

        At December 31, 2018, the carrying amount of certain individual groupings exceeded their fair values. See Note 14.

Note 7—Deposits

        Time deposits, included in interest-bearing deposits, were $894,279 and $663,472 at December 31, 2018 and 2017, respectively. Time deposits includes brokered deposits of $33,750 and $156,084 at December 31, 2018 and 2017, respectively.

        Time deposits that meet or exceed the FDIC insurance limit of $250 were $208,888 and $129,101 at December 31, 2018 and 2017, respectively.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 7—Deposits (Continued)

        At December 31, 2018, the scheduled maturities of time deposits, including brokered deposits, were as follows:

2019	$473,900
2020	294,601
2021	117,995
2022	6,244
2023	1,539

$894,279

Note 8—Federal Home Loan Bank Borrowings

        Federal Home Loan Bank borrowings at December 31, 2018 and 2017 consist of the following:

	2018	Interest Rates	2017	Interest Rates
Short-term fixed rate advances	$103,000	2.60%	$148,000	1.47% - 1.56%
Long-term fixed rate advances	190,000	0.98% - 1.18%	190,000	0.98% - 1.18%

Total FHLB advances	$293,000		$338,000

FHLB Advances

        The long-term fixed rate advances have maturity dates ranging from July 2019 to October 2026. Interest on these advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At December 31, 2018, advances totaling $157,000 were callable by the FHLB as follows: $67,000 in September 2021 and $90,000 in October 2021. At December 31, 2018, the Bank had additional borrowing capacity of $325 million from the FHLB.

        The contractual annual maturities of FHLB advances at December 31, 2018 are as follows:

2019	$114,000
2020	11,000
2021	11,000
2022	—
2023	—
Thereafter	157,000

$293,000

FHLB Overdraft Line of Credit

        The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the year ended December 31, 2018 and 2017 was $4,133 and $8,338, respectively. At December 31, 2018 and 2017, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 8—Federal Home Loan Bank Borrowings (Continued)

based on the FHLB's overnight cost of funds rate, which was 2.87% and 1.67% at December 31, 2018 and 2017, respectively. The agreement has a one-year term and terminates in October 2019.

        The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $899 million at December 31, 2018.

Other Borrowings

        The Company had available credit lines with other banks totaling $70 million and $60 million at December 31, 2018 and 2017, respectively. There were no amounts outstanding under these credit lines during the year ended December 31, 2018 and 2017.

Note 9—Subordinated Notes, net

        The subordinated notes were as follows:

	December 31,
	2018	2017
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	533	588
Unamortized debt issuance costs	(504)	(699)

Total	$65,029	$64,889

        In 2016, the Company issued subordinated notes to accredited investors in the aggregate principal amount of $50 million. Issuance costs of $729 were netted against the proceeds. In 2017, the Company issued an additional $15 million in aggregate principal amount of subordinated notes to accredited investors. The terms of the subordinated note purchase agreements were substantially identical to the subordinated notes that were previously sold in 2016 (collectively, "Notes"), except that the first interest payment on the subordinated notes included accrued interest from April 15, 2017. The Company recorded a premium of $611 and debt issuance costs of $191 upon issuance of the notes. During 2017 and 2016, the Company contributed cash proceeds received from the issuance of the Notes of $22 million and $33 million, respectively, to the Bank as capital to support its growth.

        The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $4,689, $4,070 and $1,978 for the years ended December 31, 2018, 2017 and 2016, respectively. The Notes mature in April 2026.

        On or after April 14, 2021, the Company may redeem the Notes, in whole or in part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest, in a principal amount with integral multiples of $1. The Notes are not redeemable by the Company prior to April 14, 2021 except in the event that (i) the Notes no longer qualify as Tier 2 Capital, (ii) the interest on the Notes is determined by law to be not deductible for Federal Income Tax reporting or (iii) the Company

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 9—Subordinated Notes, net (Continued)

is considered an investment company pursuant to the Investment Company Act of 1940. The Notes are not subject to redemption by the noteholder.

        The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company's current and future subsidiaries, including the Bank's deposits as well as the Company's subsidiaries liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 1 capital of the Bank and Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 18, Regulatory Capital Requirements.

Note 10—Shareholders' Equity

Capital Stock

        In October 2017, the Company amended its articles of incorporation to change its authorized shares to one class of no par, common stock, consisting of 500,000,000 shares, and increased the authorized shares of preferred stock from 1,000,000 to 10,000,000. Prior to this amendment, the Company's authorized capital stock consisted of (i) 490,000,000 shares of voting common stock, no par value, and 10,000,000 shares of non-voting common stock, no par value, and (ii) 1,000,000 authorized shares of preferred stock (200,000 shares designated as Series A Cumulative Redeemable Preferred Shares).

No Par, Common Stock

        In November 2017, the Company completed its initial public offering whereby it issued and sold 7,692,308 shares of common stock at a public offering price of $12.00 per share. The Company received net proceeds of $85.5 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of $1.3 million. All of the then outstanding shares of non-voting common stock, consisting of 5,072,000 shares, were exchanged, at fair value, for 5,072,000 shares of unregistered shares of voting common stock. The Company continues to use the offering proceeds to support the Bank's current growth, and also plans to use the proceeds for its future growth initiatives or selected acquisition activity.

        Holders of voting common stock are entitled to one vote per share on all matters submitted to shareholders and entitled to dividends at the sole direction of the board of directors. Dividends declared per common share were $0.04, $0.21 and $0.19 and dividends paid on common stock were $2,119, $9,635 and $8,567 for the years ended December 31, 2018, 2017 and 2016, respectively. The holders have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the series preferred stock as described below with respect to dividend rights or rights upon liquidation, winding up, and dissolution of the Company.

        Holders of nonvoting common stock had equal and identical rights, preferences and limitations, as holders of voting common stock. The non-voting common stock did not have any voting rights.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 10—Shareholders' Equity (Continued)

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

Note 11—Stock-based Compensation

        The board of directors established a 2017 Omnibus Equity Incentive Plan ("Plan") which was approved by the shareholders in October 2017. The Plan provides for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

Stock Options

        Stock option awards are granted with an exercise price equal to the market price of the Company's common stock on the date of grant. The stock option awards generally vest in installments of 50% in each of the third and fourth year after the date of grant and have a maximum term of ten years.

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. Estimating the grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatilities are based on a weighted average of the Company's historic volatility and an implied volatility for a group of industry-relevant bank holding companies as of the measurement date. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term). The risk-free rate for the expected term of the option is based upon U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield represents what the Company anticipates will be declared during the expected term of the options.

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

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 11—Stock-based Compensation (Continued)

        A summary of the Company's stock option activity as of and for the year ended December 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2018	—	$—	—	$—
Granted	92,625	13.73
Exercised	—	—
Forfeited/expired	—	—

Outstanding at December 31, 2018	92,625	$13.73	9.22	$—

        The Company recorded share-based compensation expense associated with stock options of $82 for the year ended December 31, 2018. At December 31, 2018, there was $340 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 3.22 years. No options are exercisable at December 31, 2018.

Restricted Stock Awards

        On March 21, 2018, the board of directors approved the issuance of 39,655 restricted stock awards to certain key employees and non-employee directors. The restricted stock awards of 33,100 issued to key employees vest in installments of 50% in each of the third and fourth year after the date of grant. The 6,555 restricted stock awards issued to non-employee directors vest on the first anniversary of the grant date. On July 17, 2018, the board of directors approved an additional issuance of 9,320 restricted stock awards to non-employee directors that vest on the first anniversary of the grant date. The value of a restricted stock award is based on the market value of the Company's common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. The weighted average grant-date fair value of the restricted stock awards is $13.55. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest.

        The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded share-based compensation expense associated with restricted stock awards of $215 for the year ended December 31, 2018. At December 31, 2018, there was $449 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 2.68 years.

Note 12—Income Per Share

        Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 12—Income Per Share (Continued)

dilutive common shares using the treasury stock method. The following table presents the computation of income per share, basic and diluted:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$63,468	$37,977	$33,234

Denominator:
Weighted average common shares outstanding, basic	52,963,308	46,219,367	45,271,000
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—
Restricted stock	2,259	—	—

Weighted average common shares outstanding, diluted	52,965,567	46,219,367	45,271,000

Income per share:
Basic	$1.20	$0.82	$0.73
Diluted	$1.20	$0.82	$0.73

        The effect of 92,625 options to purchase shares of common stock were excluded in computing diluted income per common share for the year ended December 31, 2018, as the inclusion would be antidilutive.

        In September 2017, the board of directors approved a 1,000 for one stock split to be effected as a stock dividend on the Company's common stock. The stock split was effected on September 11, 2017. All share and per share amounts have been retroactively adjusted to reflect the stock split for the year ended December 31, 2017 and 2016.

Note 13—Employee Benefit Plans

Defined Contribution Retirement Plan

        The Company has a defined contribution retirement plan that allows for annual employee contributions up to the lesser of 100% of eligible compensation or $18, which are matched equal to 100% of the first 3% of the amount contributed. Dependent on the level of the Company's financial performance, there is a mandatory contribution, in addition to an employee match of up to 1% of the amount contributed based on a tiered scale. The Company's contribution to the plan was $773, $661 and $432 for the year ended December 31, 2018, 2017 and 2016, respectively.

Supplemental Retirement Benefit Plan

        An unfunded supplemental retirement benefit plan covers certain employees. The agreements are subject to various terms and conditions but generally provide covered employees with a specified retirement benefit if they retire from the Company at a normal retirement date. The agreements also provide for the payment of vested amounts upon termination. The participant can elect to receive the payout as a lump sum or as an annuity. The supplemental retirement obligation liability was $2,898 and $2,653 at December 31, 2018 and 2017, respectively. The expense, net of forfeitures, incurred for the supplemental retirement benefit plan was $273, $281 and $254 for the year ended December 31, 2018, 2017 and 2016, respectively. Benefit payments of $28, $25 and $22 were made during 2018, 2017 and 2016, respectively.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 13—Employee Benefit Plans (Continued)

Spilt Dollar Life Insurance Agreement

        In October 1997, the Company entered into an endorsement split-dollar life insurance agreement with its principal shareholder and former chief executive officer. Pursuant to the plan, a portion of the death benefits arising from life insurance policies owned by the Company will be paid to beneficiaries designated by the principal shareholder and not to the Company. The estimated present value of this postretirement benefit accrued by the Company was $4,200 and $4,281 at December 31, 2018 and 2017, respectively.

Note 14—Fair Values of Financial Instruments

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

        The following methods and significant assumptions are used to estimate fair value:

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

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 14—Fair Values of Financial Instruments (Continued)

between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

        Appraisals for collateral-dependent impaired loans are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by us. Once received, an appraisal compliance review is completed in accordance with regulatory guidelines.

Mortgage Servicing Rights

        Fair value of mortgage servicing rights is initially determined at the individual grouping level based on an internal valuation model that calculates the present value of estimated future net servicing income. On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon third party valuations obtained. As disclosed in Note 6, the valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income (Level 3).

Assets Measured at Fair Value on a Recurring Basis

        The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$142,858	$142,858	$—	$—
Collateralized mortgage obligations	1,600	—	1,600	—
Collateralized debt obligations	297	—	—	297
Equity securities	3,895	3,895	—	—

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 14—Fair Values of Financial Instruments (Continued)

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

*
The Company has elected to account for its investment in a thinly traded, restricted stock with a carrying value of $246 using the measurement alternative for equity securities without a readily determinable fair value therefore, the investment is excluded from the fair value measurement disclosures at December 31, 2018.

        There were no transfers between Level 1 and Level 2 during the year ended December 31, 2018 and 2017.

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 and 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	2018		2017
	Collateralized Debt Obligations	Equity Securities	Collateralized Debt Obligations	Equity Securities
Balance of recurring Level 3 assets at beginning of period	$571	$—	$585	$529
Total gains or losses (realized/unrealized):
Included in income-realized	—	—	—	—
Included in other comprehensive income (loss)	24	—	(10)	—
Principal maturities/settlements	(298)	—	(4)	(283)
Sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance of recurring Level 3 assets at end of period	$297	$—	$571	$246

        Unrealized losses on Level 3 investments for collateralized debt obligations was $11 at December 31, 2018. In addition to the amounts included in income for the year ended December 31, 2018 as presented in the table above, interest income recorded on collateralized debt obligations was $16. Unrealized losses on Level 3 investments for collateralized debt obligations and equity securities at December 31, 2017 were $35 and $0, respectively. In addition to the amounts included in income for the year ended December 31, 2017 as presented in the table above, interest income recorded on collateralized debt obligations was $21 and dividend income on equity securities was $15.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 14—Fair Values of Financial Instruments (Continued)

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

        The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2018 and 2017:

	Fair Value	Valuation Technique	Unobservable Inputs
2018
Collateralized debt obligations	$297	Discounted cash flow	Collateral default rate	0%
			Recovery probability	0%
2017
Collateralized debt obligations	$571	Discounted cash flow	Collateral default rate	0%
			Recovery probability	15%

        The significant unobservable inputs used in the fair value measurement of the collateralized debt obligations are probabilities of specific-issuer defaults and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a significantly higher fair value measurement.

Assets Measured at Fair Value on a Non-Recurring Basis

        From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the consolidated balance sheet

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 14—Fair Values of Financial Instruments (Continued)

at December 31, 2018 and 2017, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction	$2,583	$—	$—	$2,583
Residential real estate	108	—	—	108
Mortgage servicing rights	1,858	—	—	1,858

	Fair Value Measurements at December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$1,930	$—	$—	$1,930

        As discussed previously, the fair values of collateral dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at December 31, 2018 and 2017:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Construction	$2,583	Sales comparison approach	Management discount for property type and recent market volatility	10%
Residential real estate	108	Sales comparison approach	Management discount for property type and recent market volatility	10%
Mortgage servicing rights	1,858	Discounted cash flow	Discount rate	9.5% - 12.0%
			Prepayment speed	7.0% - 33.6%
			Weighted average default rate	0.2%

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 14—Fair Values of Financial Instruments (Continued)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,930	Discounted cash flow	Discount rate	9.5% - 12.0%
			Prepayment speed	7.2% - 46.2%
			Weighted average default rate	0.1% - 0.3%

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

        The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2018 and 2017, are as follows:

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$52,526	$52,526	$52,526	$—	$—
Interest-bearing deposits with other banks	1,100	1,100	1,100	—	—
Mortgage loans held for sale	1,248	1,261	—	1,261	—
Loans, net	2,893,262	2,987,419	—	—	2,987,419
Financial Liabilities
Time deposits	894,279	890,020	—	890,020	—
Federal Home Loan Bank borrowings	293,000	285,265	—	285,265	—
Subordinated notes, net	65,029	65,650	—	65,650	—

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$40,147	$40,147	$40,147	$—	$—
Mortgage loans held for sale	112,866	115,619	—	115,619	—
Loans, net	2,594,357	2,635,986	—	—	2,635,986
Financial Liabilities
Time deposits	663,472	660,380	—	660,380	—
Federal Home Loan Bank borrowings	338,000	330,004	—	330,004	—
Subordinated notes, net	64,889	67,485	—	67,485	—

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 15—Income Taxes

        The components of the income tax expense are as follows:

	2018	2017	2016
Current:
Federal	$16,435	$22,804	$19,131
State	7,979	6,973	5,125

Total current expense	24,414	29,777	24,256

Deferred:
Federal	478	2,835	(936)
State	212	(141)	(105)

Total deferred expense (benefit)	690	2,694	(1,041)

Total income tax expense	$25,104	$32,471	$23,215

        The Company has implemented the new corporate tax rate, as discussed below, as of January 1, 2018. The reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	7.1%	6.3%	5.8%
Change in tax laws	—%	4.7%	—%
Loss incurred by pass-through entity	—%	0.3%	0.7%
Income on cash surrender value of bank-owned life insurance	(0.2)%	(0.3)%	(0.4)%
Other, net	0.4%	0.1%	—%

Effective tax rate	28.3%	46.1%	41.1%

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 15—Income Taxes (Continued)

        The components of deferred tax assets and liabilities at December 31, 2018 and 2017 were comprised of the following:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$6,113	$5,188
Mark-to-market adjustments on mortgage loans held for sale	3	774
Supplemental retirement benefit plan	811	746
Deferred loan fee income	342	719
State franchise tax	1,416	1,234
Compensation plans	775	225
Other	265	168

Total deferred tax assets	9,725	9,054

Deferred tax liabilities:
FHLB stock dividends	(121)	(122)
Mortgage servicing rights	(2,975)	(1,825)
Other	(507)	(260)

Total deferred tax liabilities	(3,603)	(2,207)

Deferred tax asset, net	$6,122	$6,847

        The Tax Cut and Jobs Act (the "Tax Act") enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the change in tax rate, the Company was required to remeasure its deferred tax assets and liabilities, including the deferred tax balance attributable to items of pretax comprehensive income (loss), based on the rates at which they are expected to reverse in the future. The effect of the Tax Act of $3.3 million was recorded in deferred income tax expense in the fourth quarter and year ended December 31, 2017 which related entirely to the remeasurement of the net deferred tax asset. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company believes it is more likely than not that the deferred tax asset at December 31, 2018 and 2017, will be realized.

        The Company is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Company is no longer subject to examination by the Internal Revenue Service for the years before 2015.

        There were no unrecognized tax benefits at December 31, 2018, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 16—Related Party Transactions

        As disclosed in Note 1, the Company purchased an entity owned 80% by its principal shareholder and 20% by a member of the board of directors of the Company and Bank. At the time of the purchase in April 2017, the Director was and will continue as the Chief Executive Officer ("CEO") of

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 16—Related Party Transactions (Continued)

the purchased entity. For the years ended December 31, 2017 and 2016, the consolidated statements of income include compensation-related expenses of $125 and $760 for the Director's services as CEO of this purchased entity.

        From time to time, the Company makes charitable contributions to a foundation which certain members of the board of directors of the Company and Bank, and whom are also related to the Company's principal shareholders, serve as trustees of the foundation. The Company paid $900 annually to the foundation during 2018, 2017 and 2016.

        The Bank leases certain storage and office space from entities owned by the Company's principal shareholders. Amounts paid under such leases totaled $62, $45 and $32 for 2018, 2017 and 2016, respectively.

        The Bank provides monthly data processing and programming services to entities controlled by the Company's principal shareholders. Aggregate fees received amounted to $105, $98 and $158 during 2018, 2017 and 2016, respectively.

Note 17—Commitments and Contingencies

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

Lease Commitments

        The Company leases its corporate headquarters and branch offices through noncancelable operating leases with terms that range from years 2019 to 2029, with certain renewal options thereafter. Rent expense was $4,401, $3,544 and $2,770 for the year ended December 31, 2018, 2017 and 2016, respectively.

        At December 31, 2018, the minimum annual rental payments under noncancelable operating leases were as follows:

2019	$4,171
2020	4,015
2021	3,387
2022	2,605
2023	2,356
Thereafter	9,479

$26,013

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 17—Commitments and Contingencies (Continued)

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

        The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At December 31, 2018, outstanding commitments to make loans consisted of fixed rate loans of $5,603 with interest rates ranging from 4.25% to 7.50% and maturities of 20 and 30 years and variable rate loans of $236,206 with varying interest rates (ranging from 3.875% to 7.875% at December 31, 2018) and maturities ranging from 2 to 30 years.

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

        The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2018 and 2017:

	2018	2017
Commitments to make loans	$241,809	$268,401
Unused lines of credit	160,803	157,234
Standby letters of credit	70	70

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 18—Regulatory Capital Requirements

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

	Capital Weighted Assets
			Tier 1 Capital to Average Assets
				Common Tier 1 (CET1)
	Total	Tier 1
Well Capitalized	10.0%	8.0%	5.0%	6.5%
Adequately Capitalized	8.0%	6.0%	4.0%	4.5%
Undercapitalized	6.0%	4.0%	3.0%	3.0%

        The final rules implementing Basel III became effective on January 1, 2015 with full compliance with all requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer was required to be phased in from 0.0% for 2015 to 2.50% on January 1, 2019. As of December 31, 2018, the capital conservation buffer was 1.875%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Management believes that at December 31, 2018, the Company and the Bank meet all regulatory capital requirements to which they are subject.

        At December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized. There have been no conditions or events since these notifications that management believes would have changed the Bank's category.

        At December 31, 2018 and 2017, the Bank exceeded all capital requirements to be categorized as well capitalized and the Company exceeded the capital adequacy requirements as presented below. The Company and the Bank's actual and minimum required capital amounts and ratios, with such

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 18—Regulatory Capital Requirements (Continued)

regulatory minimums not including the capital conservation buffer, at December 31, 2018 and 2017 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total adjusted capital to risk-weighted assets
Consolidated	$421,495	21.98%	$153,426	8.00%	N/A	N/A
Bank	324,905	16.94	153,403	8.00	$191,754	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	334,616	17.45	115,069	6.00	N/A	N/A
Bank	303,055	15.80	115,052	6.00	153,403	8.00
Common Tier 1 (CET1)
Consolidated	334,616	17.45	86,302	4.50	N/A	N/A
Bank	303,055	15.80	86,289	4.50	124,640	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	334,616	10.42	128,431	4.00	N/A	N/A
Bank	303,055	9.44	128,430	4.00	160,538	5.00

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total adjusted capital to risk-weighted assets
Consolidated	$365,078	20.28%	$140,447	8.00%	N/A	N/A
Bank	259,165	14.76	140,447	8.00	$175,559	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	272,732	15.53	105,336	6.00	N/A	N/A
Bank	240,708	13.71	105,336	6.00	140,447	8.00
Common Tier 1 (CET1)
Consolidated	272,732	15.53	79,002	4.50	N/A	N/A
Bank	240,708	13.71	79,002	4.50	114,114	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	272,732	9.83	110,949	4.00	N/A	N/A
Bank	240,708	8.68	110,949	4.00	138,687	5.00

Dividend Restrictions

        As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company's principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Also, pursuant to the

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 18—Regulatory Capital Requirements (Continued)

terms of the subordinated note agreements, the Company may pay dividends if it is "well capitalized" as defined by regulatory guidelines. At December 31, 2018, $174 million of consolidated retained earnings were available to pay dividends to the Company's shareholders.

        The Qualified Thrift Lender ("QTL") test requires that a minimum of 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

Note 19—Condensed Financial Information of Sterling Bancorp (Parent Only)

        Financial statements of Sterling Bancorp ("Parent company") are shown below. The Parent company has no significant operating activities.

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Cash held at Bank	$97,315	$97,464
Investment in subsidiaries	303,496	241,273
Other assets	272	447

Total assets	$401,083	$339,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Subordinated notes, net	$65,029	$64,889
Other liabilities	997	997

Total liabilities	66,026	65,886
Total shareholders' equity	335,057	273,298

Total liabilities and shareholders' equity	$401,083	$339,184

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 19—Condensed Financial Information of Sterling Bancorp (Parent Only) (Continued)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
Expenses:
Interest expense	$4,689	$4,070	$1,978
Other	961	305	84

Total expenses	5,650	4,375	2,062

Loss before income tax and equity in subsidiaries income	(5,650)	(4,375)	(2,062)
Income tax benefit	1,186	1,513	722

Loss before equity in subsidiaries income	(4,464)	(2,862)	(1,340)
Equity in subsidiaries income	67,932	40,839	34,574

Net income	$63,468	$37,977	$33,234

Other comprehensive income
Equity in other comprehensive income (loss) of subsidiaries	113	(104)	627

Total comprehensive income	$63,581	$37,873	$33,861

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 19—Condensed Financial Information of Sterling Bancorp (Parent Only) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$63,468	$37,977	$33,234
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries income	(67,932)	(40,839)	(34,574)
Other	140	131	68
Changes in operating assets and liabilities:
Change in other assets	175	275	(682)
Change in other liabilities	—	260	737

Net cash used in operating activities	(4,149)	(2,196)	(1,217)

Cash flows from investing activities
Capital contributed to subsidiary (Bank)	—	(22,000)	(33,250)
Dividends received from subsidiaries	6,119	12,635	10,067

Net cash provided by (used in) investing activities	6,119	(9,365)	(23,183)

Cash flows from financing activities
Proceeds from issuance of subordinated notes	—	15,611	50,000
Payment of debt issuance costs	—	(191)	(729)
Proceeds from issuance of shares of common stock, net of offering costs	—	85,490	—
Dividends paid to shareholders	(2,119)	(9,635)	(8,567)

Net cash provided by (used in) financing activities	(2,119)	91,275	40,704

Net increase (decrease) in cash	(149)	79,714	16,304
Cash held at Bank, beginning of year	97,464	17,750	1,446

Cash held at Bank, end of year	$97,315	$97,464	$17,750

Supplemental cash flows information:
Cash paid for:
Interest	$4,550	$4,025	$1,750
Income taxes	—	—	—

Dividends

        The Parent received cash dividends from its subsidiaries of $6,119, $12,635 and $10,067 during the year ended December 31, 2018, and 2017 and 2016, respectively.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 20—Summary of Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income(1)	$37,333	$39,541	$41,896	$43,001
Interest expense	8,594	9,684	11,098	12,295

Net interest income	28,739	29,857	30,798	30,706
Provision for loan losses	641	1,120	423	1,045
Non-interest income(1)	5,493	6,297	4,233	6,014
Non-interest expense	11,503	12,621	12,531	13,681

Income before income taxes	22,088	22,413	22,077	21,994
Income tax expense	6,339	6,431	6,336	5,998

Net income	$15,749	$15,982	$15,741	$15,996

Income per share, basic and diluted	$0.30	$0.30	$0.30	$0.30

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income(1)	$27,503	$29,088	$32,930	$35,315
Interest expense	5,272	5,555	6,786	7,822

Net interest income	22,231	23,533	26,144	27,493
Provision for loan losses	600	600	900	600
Non-interest income(1)	5,226	1,530	5,504	2,248
Non-interest expense	9,092	9,391	10,335	11,943

Income before income taxes	17,765	15,072	20,413	17,198
Income tax expense(2)	7,349	6,134	8,321	10,667

Net income	$10,416	$8,938	$12,092	$6,531

Income per share, basic and diluted	$0.23	$0.20	$0.27	$0.13

(1)
In the second quarter of 2018, the Company corrected the classification of commitment fees, net of direct loan origination costs, earned on construction loans and other lines of credit to commercial customers in its consolidated statements of income to the financial statement caption, interest and fees on loans, which were previously reported in service charges and fees. As a result, certain prior period interest income and non-interest income amounts have been adjusted from the amounts previously reported to correct the classification error. The amount of the adjustment was a decrease to non-interest income and an increase to interest income of $360, $502, $648, $578, and $544 for the first quarter of 2017, second quarter of 2017, third quarter of 2017, fourth quarter of 2017 and the first quarter of 2018, respectively.
(2)
The fourth quarter of 2017 income tax expense includes the deferred income tax expense of $3.3 million recorded on the enactment of the Tax Cuts and Jobs Act.

STERLING BANCORP, INC.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 21—Subsequent Events

Stock Repurchase Program

        On December 24, 2018, the board of directors approved the repurchase of up to $50 million of the Company's outstanding shares of common stock. The stock repurchase program permits the Company to acquire shares of common stock from time to time in the open market or in privately negotiated transactions. The Company received regulatory approval of the stock repurchase program on January 28, 2019. Under the stock repurchase program, the Company is not obligated to repurchase shares of its common stock, and there is no assurance that it will do so. Any shares repurchased under this program will be canceled and returned to authorized but unissued status.

        Subsequent to December 31, 2018, the Company repurchased and canceled 1,104,060 shares of common stock for $10,462, including commission and fees.

Stock-based Compensation

        On March 1, 2019, the board of directors approved the issuance of options to purchase 84,891 shares of common stock with an exercise price of $10.12 to certain key employees. The options vest in installment of 50% in each of the third and fourth year after the date of a grant and have a maximum term of ten years. Also, the board of directors approved the issuance of 71,147 restricted stock awards to certain key employees. The restricted stock awards vest in installments of 50% in each of the third and fourth year after the date of grant.

Sale of Mortgage Loans

        The Bank has identified a portfolio of residential real estate loans of approximately $49 million which we intend to sell in the first quarter of 2019.

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

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures required by paragraph (b) of 13a-15 or 15d-15 were effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information with respect to our board of directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our board of directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2018 ("Proxy Statement"), which information is incorporated herein by reference. Information regarding our executive officers is included in Part I hereof under "Executive Officers of the Registrant." The information regarding the Audit Committee of our board of directors and the information regarding audit committee financial experts are set forth under the caption "Board of Directors and Committees" in our Proxy Statement, which is incorporated herein by reference.

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

  3.
  Exhibits

    The Exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)
Exhibits

				Incorporated by reference
Exhibit number		Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.2		Second Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		S-1/A		3.2	10/31/17
3.4		Amended and Restated Bylaws of Sterling Bancorp, Inc.		S-1/A		3.4	10/31/17
4.1		Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/17
10.1	*	Employment Agreement by and among Sterling Bancorp, Inc., Sterling Bank & Trust, F.S.B. and Gary Judd.		S-1		10.1	10/19/17
10.2	*	Amended and Restated Employment Agreement by and among Sterling Bancorp, Inc., Sterling Bank & Trust, F.S.B. and Gary Judd.		S-1		10.2	10/19/17
10.3	*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan.		S-1/A		10.3	11/07/17
10.4		Form of Subordinated Note Purchase Agreement by and among Sterling Bancorp, Inc. and the several purchasers of the Subordinated Notes and Form of Note.		S-1		10.4	10/19/17
10.5	*	Form of Restricted Stock Award Agreement		8-K		10.1	03/27/2018
10.6	*	Form of Notice of Grant of Stock		8-K		10.2	03/27/2018
21		Subsidiaries of Sterling Bancorp, Inc.		S-1		21	10/19/17

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
23.1	Consent of Crowe LLP.	X
31.1	Section 302 Certification—Chief Executive Officer.	X
31.2	Section 302 Certification—Chief Financial Officer.	X
32.1	Section 906 Certification—Chief Executive Officer.	X
32.2	Section 906 Certification—Chief Financial Officer.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*
Indicates a management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP, INC. (Registrant)
By:	/s/ THOMAS LOPP Thomas Lopp President Chief Operating Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 18, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GARY JUDD Gary Judd	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2019
/s/ THOMAS LOPP Thomas Lopp	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019
/s/ BARRY ALLEN Barry Allen	Director	March 18, 2019
/s/ JON FOX Jon Fox	Director	March 18, 2019
/s/ SETH MELTZER Seth Meltzer	Director	March 18, 2019
/s/ SANDRA SELIGMAN Sandra Seligman	Director	March 18, 2019

Signatures	Title	Date

/s/ PETER SINATRA Peter Sinatra	Director	March 18, 2019
/s/ RACHEL TRONSTEIN STEWART Rachel Tronstein Stewart	Director	March 18, 2019
/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	March 18, 2019
/s/ LYLE WOLBERG Lyle Wolberg	Director	March 18, 2019