Form 10-Q
period 2019-03-31
Sterling Bancorp, Inc.
filed 2019-05-09
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par	SBT	The NASDAQ Stock Market LLC
value per share		(NASDAQ Capital Market)

As of May 9, 2019, there were 51,834,010 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$58,030	$52,526
Interest-bearing time deposits with other banks	1,100	1,100
Investment securities	151,049	148,896
Mortgage loans held for sale	165	1,248
Loans, net of allowance for loan losses of $20,698 and $21,850	2,923,576	2,895,953
Accrued interest receivable	13,746	13,529
Mortgage servicing rights, net	10,755	10,633
Leasehold improvements and equipment, net	9,680	9,489
Operating lease right-of-use assets	21,398	—
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	31,454	31,302
Deferred tax asset, net	5,938	6,122
Other assets	2,351	3,026
Total assets	$3,252,192	$3,196,774

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$70,527	$76,815
Interest-bearing deposits	2,366,040	2,375,870
Total deposits	2,436,567	2,452,685
Federal Home Loan Bank borrowings	333,051	293,000
Subordinated notes, net	65,065	65,029
Operating lease liabilities	22,331	—
Accrued expenses and other liabilities	56,276	51,003
Total liabilities	2,913,290	2,861,717

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares at March 31, 2019 and December 31, 2018; issued and outstanding 51,870,853 and 53,012,283 shares at March 31, 2019 and December 31, 2018, respectively	99,694	111,238
Additional paid-in capital	12,839	12,713
Retained earnings	226,272	211,115
Accumulated other comprehensive income (loss)	97	(9)
Total shareholders’ equity	338,902	335,057
Total liabilities and shareholders’ equity	$3,252,192	$3,196,774

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Interest income
Interest and fees on loans	$41,722	$36,400
Interest and dividends on investment securities and restricted stock	1,227	819
Other interest	236	114
Total interest income	43,185	37,333

Interest expense
Interest on deposits	10,656	6,589
Interest on Federal Home Loan Bank borrowings	1,055	833
Interest on subordinated notes	1,174	1,172
Total interest expense	12,885	8,594
Net interest income	30,300	28,739
Provision (recovery) for loan losses	(1,014)	641
Net interest income after provision (recovery) for loan losses	31,314	28,098

Non-interest income
Service charges and fees	104	74
Investment management and advisory fees	340	623
Gain on sale of mortgage loans held for sale	38	65
Gain on sale of portfolio loans	2,442	3,941
Unrealized gains (losses) on equity securities	49	(64)
Income on cash surrender value of bank-owned life insurance	310	295
Other	545	559
Total non-interest income	3,828	5,493

Non-interest expense
Salaries and employee benefits	7,267	6,649
Occupancy and equipment	2,237	1,546
Professional fees	962	622
Advertising and marketing	439	349
FDIC assessments	255	543
Data processing	308	288
Other	1,654	1,506
Total non-interest expense	13,122	11,503

Income before income taxes	22,020	22,088
Income tax expense	6,337	6,339
Net income	$15,683	$15,749

Income per share, basic and diluted	$0.30	$0.30

Weighted average common shares outstanding:
Basic	52,554,446	52,963,308
Diluted	52,562,820	52,963,308

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$15,683	$15,749
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $41 and $(3), respectively	106	(13)
Reclassification adjustment for (gains) losses included in net income	—	—
Total other comprehensive income (loss)	106	(13)
Comprehensive income	$15,789	$15,736

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2018	52,963,308	$111,238	$12,416	$149,816	$(172)	$273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities	—	—	—	(50)	50	—
Net income	—	—	—	15,749	—	15,749
Stock-based compensation	39,655	—	9	—	—	9
Other comprehensive loss	—	—	—	—	(13)	(13)
Dividends distributed ($0.01 per share)	—	—	—	(531)	—	(531)
Balance at March 31, 2018	53,002,963	$111,238	$12,425	$164,984	$(135)	$288,512

Balance at January 1, 2019	53,012,283	$111,238	$12,713	$211,115	$(9)	$335,057
Net income	—	—	—	15,683	—	15,683
Repurchases of shares of common stock	(1,212,574)	(11,544)	—	—	—	(11,544)
Stock-based compensation	71,144	—	126	—	—	126
Other comprehensive income	—	—	—	—	106	106
Dividends distributed ($0.01 per share)	—	—	—	(526)	—	(526)
Balance at March 31, 2019	51,870,853	$99,694	$12,839	$226,272	$97	$338,902

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$15,683	$15,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(1,014)	641
Deferred income taxes	143	(387)
Unrealized (gains) losses on equity securities	(49)	64
Accretion on investment securities, net	(441)	(69)
Depreciation and amortization of leasehold improvements and equipment	391	318
Net change in operating leases	63	—
Amortization of intangible asset	113	113
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(3,166)	(7,424)
Proceeds from sale of mortgage loans held for sale	4,152	6,165
Gain on sale of mortgage loans held for sale	(38)	(65)
Gain on sale of portfolio loans	(2,442)	(3,941)
Increase in cash surrender value of bank-owned life insurance	(152)	(157)
Amortization, net of valuation allowance adjustments, of mortgage servicing rights	721	237
Stock-based compensation	126	9
Other	36	34
Change in operating assets and liabilities:
Accrued interest receivable	(217)	(443)
Other assets	1,432	(245)
Accrued expenses and other liabilities	5,273	6,134
Net cash provided by operating activities	20,614	16,733

Cash Flows From Investing Activities
Maturities and principal receipts of investment securities	45,124	26,615
Purchases of investment securities	(46,640)	(24,734)
Loans originated, net of repayments	(74,766)	(182,870)
Proceeds from the sale of portfolio loans	49,891	112,169
Purchase of leasehold improvements and equipment	(582)	(980)
Net cash used in investing activities	(26,973)	(69,800)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(16,118)	46,055
Proceeds from advances from Federal Home Loan Bank	1,021,000	505,000
Repayments of advances from Federal Home Loan Bank	(981,000)	(513,000)
Net change in line of credit with Federal Home Loan Bank	51	12,937
Repurchases of shares of common stock	(11,544)	—
Dividends paid to shareholders	(526)	(531)
Net cash provided by financing activities	11,863	50,461
Net change in cash and due from banks	5,504	(2,606)
Cash and due from banks at beginning of period	52,526	40,147
Cash and due from banks at end of period	$58,030	$37,541

Supplemental cash flows information
Cash paid:
Interest	$12,278	$6,333
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	48,260	198,184
Transfers of residential real estate loans from mortgage loans held for sale	103	2,158
Right-of-use assets obtained in exchange for new operating lease liabilitites	513	—

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank which was formed in 1984. The Bank originates construction, residential and commercial real estate loans, commercial lines of credit, and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 30 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York, Southfield, Michigan and the greater Seattle market.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2019, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any future annual or interim period. The consolidated balance sheet at December 31, 2018 included herein was derived from the audited financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Adjustments to Prior Interim Period

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

The amount of the adjustment to decrease service charges and fees, and increase interest and fees on loans was $544 for the three months ended March 31, 2018. There was no change to the reported net income or income per share, basic and diluted, as previously reported as a result of this immaterial correction. Management has evaluated the materiality of the correction on its previously filed financial statements from a quantitative and qualitative perspective, and has concluded that the correction was not material to the prior period.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 2—New Accounting Standards

Adoption of New Accounting Standard

The Company has adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and all subsequent amendments as of January 1, 2019. Topic 842 requires a lessee to recognize the following for all leases, except short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 also requires expanded disclosures.

Topic 842 permits entities to use a modified retrospective transition approach to apply the guidance as of the beginning of the earliest period presented in the financial statements in the period adopted or the optional transition method which allows entities to apply the new guidance at the adoption date and record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and not to restate the comparative periods presented.

The Company adopted Topic 842 as of January 1, 2019 using the optional transition method. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption of the standard resulted in the recognition of operating lease right-of-use assets of $21.8 million and operating lease liabilities of $22.7 million on the condensed consolidated balance sheet as of January 1, 2019. The operating lease right-of-use assets includes the impact of unamortized lease incentives and deferred rent. The Company elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases and allowed for the lease classification for existing leases to be retained. The Company did not elect the practical expedient to use hindsight, and accordingly the initial lease term did not differ under the new standard versus prior accounting practice. After transition, in certain instances, the cost of renewal options will be recognized earlier in the term of the lease than under the previous lease accounting rules. The Company elected the practical expedient to not separate non-lease components from the lease components contained in the operating lease agreements but instead to combine them and account for them as a single lease component and will continue to do so for its real estate operating leases. The new standard did not have a significant impact on the condensed consolidated statement of income or statement of cash flows for the three months ended March 31, 2019.

The Company’s operating leases are included in operating lease right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet at March 31, 2019. The lessors’ rate implicit in the operating leases were not available to the Company and were not determinable from the terms of the leases. Therefore, the Company’s incremental borrowing rate was used in determining the present value of the future lease payments. The incremental borrowing rates were not observable and therefore, the rates were estimated primarily using observable borrowing rates on the Company’s FHLB advances. The FHLB borrowing rates are generally for over collateralized advances for varying lengths of maturity. Therefore, the risk-free U.S. Government bond rate and high-credit quality unsecured corporate bond rates were also considered in estimating the incremental borrowing rates. The Company’s incremental borrowing rates were developed considering its monthly payment amounts and the initial terms of its leases. These incremental borrowing rates were applied to future lease payments in determining the present value of the operating lease liability for each lease.

As stated, the comparative prior period information for the three months ended March 31, 2018 has not been adjusted and continues to be reported under the Company’s historical lease recognition policies under ASC Topic 840, Leases.

The disclosure requirements of Topic 842 are included within Note 16, Operating Leases.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements as follows: (1) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the reporting entity’s policy for timing of transfers between levels; (2) removes the requirement to disclose the valuation processes for Level 3 fair value measurements; (3) clarifies that the measurement uncertainty disclosure for recurring Level 3 fair value measurements is to communicate information about the uncertainty in measurement as of the reporting date; (4) requires disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period; and (5) requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt the provisions that remove or modify disclosures upon issuance of this ASU and delay adoption of the additional disclosures until the effective date. The Company is currently evaluating the impact adoption will have on its current fair value measurement disclosures.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. A project plan and timeline has been developed and the implementation team has been meeting weekly to assess the project status to ensure adherence to the timeline. The implementation team has been working with a software vendor to assist in implementing required changes to credit loss estimation models and processes, and is finalizing the historical data collected to be used in the credit loss models. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its condensed consolidated financial statements.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared using U.S. GAAP. The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in the future periods may be based upon amounts that could differ from those estimates.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At March 31, 2019 and December 31, 2018, residential real estate loans accounted for 85% and 84%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. Approximately 92% and 94% of the loan portfolio was originated in California at March 31, 2019 and December 31, 2018, respectively.

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses:

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$144,978	$116	$(10)	$145,084
Collateralized mortgage obligations	1,439	46	—	1,485
Collateralized debt obligations	307	—	(17)	290
Total	$146,724	$162	$(27)	$146,859

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$142,905	$9	$(56)	$142,858
Collateralized mortgage obligations	1,554	46	—	1,600
Collateralized debt obligations	308	—	(11)	297
Total	$144,767	$55	$(67)	$144,755

No securities of any single issuer, other than debt securities issued by the U.S. government were in excess of 10% of total shareholders’ equity as of March 31, 2019 and December 31, 2018.

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at March 31, 2019 are shown by contractual maturity. Collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$144,978	$145,084
Collateralized mortgage obligations	1,439	1,485
Collateralized debt obligations	307	290
Total	$146,724	$146,859

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table summarizes debt securities available for sale, at fair value, with unrealized losses at March 31, 2019 and December 31, 2018 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$28,917	$(10)	$—	$—	$28,917	$(10)
Collateralized debt obligations	—	—	290	(17)	290	(17)
Total	$28,917	$(10)	$290	$(17)	$29,207	$(27)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$113,219	$(56)	$—	$—	$113,219	$(56)
Collateralized debt obligations	—	—	297	(11)	297	(11)
Total	$113,219	$(56)	$297	$(11)	$113,516	$(67)

As of March 31, 2019, the Company’s debt securities portfolio consisted of 8 debt securities, with 3 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $290 and $297 at March 31, 2019 and December 31, 2018, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as B1, which is defined as “extremely speculative.” The issuers of the underlying collateral for the security are primarily banks. Management uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $17 and $11 of the unrealized losses reported at March 31, 2019 and December 31, 2018, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At March 31, 2019 and December 31, 2018, equity securities totaled $4,190 and $4,141, respectively.

At March 31, 2019 and December 31, 2018, equity securities with readily determinable fair values were $3,944 and $3,895, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recorded during the period on equity securities	$49	$(64)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$49	$(64)

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at March 31, 2019 and December 31, 2018, respectively.

Note 5—Loans

Major categories of loans were as follows:

	March 31,	December 31,
	2019	2018
Residential real estate loans	$2,494,030	$2,452,441
Commercial real estate loans	240,896	250,955
Construction loans	172,398	176,605
Commercial lines of credit	36,916	37,776
Other consumer loans	34	26
Total loans	2,944,274	2,917,803
Less: allowance for loan losses	(20,698)	(21,850)
Loans, net	$2,923,576	$2,895,953

Loans with carrying values of $1.10 billion and $898.7 million were pledged as collateral on FHLB borrowings at March 31, 2019 and December 31, 2018, respectively.

The table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2019 and 2018:

March 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(343)	(253)	(558)	(58)	—	198	(1,014)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	5	31	2	—	—	—	38
Total ending balance	$13,488	$2,351	$2,717	$824	$1	$1,317	$20,698

March 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,279	$2,040	$2,218	$469	$1	$1,450	$18,457
Provision (recovery) for loan losses	(782)	501	760	147	—	15	641
Charge offs	—	—	—	—	—	—	—
Recoveries	2	31	1	—	—	—	34
Total ending balance	$11,499	$2,572	$2,979	$616	$1	$1,465	$19,132

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018:

March 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$45	$—	$—	$6	$—	$—	$51
Collectively evaluated for impairment	13,443	2,351	2,717	818	1	1,317	20,647
Total ending allowance balance	$13,488	$2,351	$2,717	$824	$1	$1,317	$20,698
Loans:
Loans individually evaluated for impairment	$225	$3,743	$9,268	$238	$—	$—	$13,474
Loans collectively evaluated for impairment	2,493,805	237,153	163,130	36,678	34	—	2,930,800
Total ending loans balance	$2,494,030	$240,896	$172,398	$36,916	$34	$—	$2,944,274

December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$30	$78	$195	$—	$—	$349
Collectively evaluated for impairment	13,780	2,543	3,195	863	1	1,119	21,501
Total ending allowance balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Loans:
Loans individually evaluated for impairment	$228	$3,779	$7,412	$416	$—	$—	$11,835
Loans collectively evaluated for impairment	2,452,213	247,176	169,193	37,360	26	—	2,905,968
Total ending loans balance	$2,452,441	$250,955	$176,605	$37,776	$26	$—	$2,917,803

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At March 31, 2019			At December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$132	$106	$—	$—	$—	$—
Commercial real estate:
Retail	1,355	1,156	—	1,370	1,174	—
Multifamily	1,082	1,077	—	1,088	1,083	—
Offices	1,521	1,510	—	—	—	—
Construction	9,269	9,268	—	4,751	4,751	—
Commercial lines of credit, C&I lending	100	100	—	—	—	—
Subtotal	13,459	13,217	—	7,209	7,008	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	119	119	45	254	228	46
Commercial real estate, offices	—	—	—	1,530	1,522	30
Construction	—	—	—	2,661	2,661	78
Commercial lines of credit:
Private banking	138	138	6	316	316	95
C&I lending	—	—	—	100	100	100
Subtotal	257	257	51	4,861	4,827	349
Total	$13,716	$13,474	$51	$12,070	$11,835	$349

	Three Months Ended March 31,
	2019			2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$107	$—	$—	—	—	—
Commercial real estate:
Retail	1,165	15	10	1,238	16	10
Multifamily	1,080	12	8	—	—	—
Offices	1,516	25	17	—	—	—
Construction	9,325	146	97	—	—	—
Commercial lines of credit:
Private banking	—	—	—	146	2	2
C&I lending	100	2	1	—	—	—
Subtotal	13,293	200	133	1,384	18	12
With an allowance for loan losses recorded:
Residential real estate, first mortgage	120	1	1	122	1	1
Commercial real estate, offices	—	—	—	1,550	21	14
Commercial lines of credit, private banking	139	2	1	193	3	2
Subtotal	259	3	2	1,865	25	17
Total	$13,552	$203	$135	$3,249	$43	$29

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$5,231	$80	$4,360	$80
Commercial real estate:
Retail	55	—	60	—
Construction	1,971	—	—	—
Total	$7,257	$80	$4,420	$80

The following tables present the aging of the recorded investment in past due loan by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$2,166	$2,273	$5,311	$9,750	$2,461,354	$2,471,104
Residential second mortgage	—	—	—	—	22,926	22,926
Commercial real estate:
Retail	—	—	55	55	6,550	6,605
Multifamily	—	—	—	—	63,196	63,196
Offices	—	—	—	—	27,139	27,139
Hotel/SROs	—	—	—	—	97,077	97,077
Industrial	—	—	—	—	14,692	14,692
Other	—	—	—	—	32,187	32,187
Construction	—	—	1,971	1,971	170,427	172,398
Commercial lines of credit:
Private banking	—	—	—	—	15,776	15,776
C&I lending	—	—	—	—	21,140	21,140
Other consumer loans	—	—	—	—	34	34
Total	$2,166	$2,273	$7,337	$11,776	$2,932,498	$2,944,274

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$3,110	$1,257	$4,440	$8,807	$2,421,190	$2,429,997
Residential second mortgage	377	295	—	672	21,772	22,444
Commercial real estate:
Retail	—	—	60	60	9,957	10,017
Multifamily	—	—	—	—	64,638	64,638
Offices	—	—	—	—	27,670	27,670
Hotel/SROs	—	—	—	—	101,414	101,414
Industrial	—	—	—	—	14,756	14,756
Other	—	—	—	—	32,460	32,460
Construction	1,971	—	—	1,971	174,634	176,605
Commercial lines of credit:
Private banking	176	—	—	176	15,762	15,938
C&I lending	—	—	—	—	21,838	21,838
Other consumer loans	—	—	—	—	26	26
Total	$5,634	$1,552	$4,500	$11,686	$2,906,117	$2,917,803

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

Troubled Debt Restructurings

At March 31, 2019 and December 31, 2018, the balance of outstanding loans identified as troubled debt restructurings was $6,968 and $5,826, respectively. The Company has an allowance for loan losses of $51 and $261 on these loans at March 31, 2019 and December 31, 2018, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

During the three months ended March 31, 2019, the terms of a construction loan was modified by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investments was $1,046 both before and after modification. The effect of the modification on the allowance for loan losses was not significant. The Bank had commitments to lend an additional $498 to customers whose terms have been modified in troubled debt restructuring as of March 31, 2019. During the three months ended March 31, 2018, the Bank did not modify any loans as a troubled debt restructuring.

The terms of certain other loans have been modified during the three months ended March 31, 2019 and 2018 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a significant delay in a payment. These other loans that were modified were not considered significant.

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

At March 31, 2019 and December 31, 2018, the risk rating of loans by class of loans was as follows:

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,465,820	$—	$1,046	$4,238	$2,471,104
Residential second mortgage	22,926	—	—	—	22,926
Commercial real estate:
Retail	5,450	—	1,155	—	6,605
Multifamily	62,119	—	1,077	—	63,196
Offices	27,139	—	—	—	27,139
Hotel/SROs	93,538	3,539	—	—	97,077
Industrial	14,692	—	—	—	14,692
Other	31,214	—	973	—	32,187
Construction	158,744	4,386	9,268	—	172,398
Commercial lines of credit:
Private banking	15,776	—	—	—	15,776
C&I lending	17,085	—	4,055	—	21,140
Other consumer loans	34	—	—	—	34
Total	$2,914,537	$7,925	$17,574	$4,238	$2,944,274

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,425,584	$—	$4,193	$220	$2,429,997
Residential second mortgage	22,444	—	—	—	22,444
Commercial real estate:
Retail	8,843	—	1,174	—	10,017
Multifamily	63,555	—	1,083	—	64,638
Offices	27,670	—	—	—	27,670
Hotel/SROs	101,414	—	—	—	101,414
Industrial	14,756	—	—	—	14,756
Other	31,451	—	1,009	—	32,460
Construction	158,489	8,733	9,383	—	176,605
Commercial lines of credit:
Private banking	15,762	—	176	—	15,938
C&I lending	17,785	—	4,053	—	21,838
Other consumer loans	26	—	—	—	26
Total	$2,887,779	$8,733	$21,071	$220	$2,917,803

During the three months ended March 31, 2019 and 2018, the Bank sold pools of residential real estate mortgages for $49.9 million and $112.2 million, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $2.4 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer of the mortgages.

Note 6—Mortgage Servicing Rights, Net

The Bank records servicing assets from the sale of mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Residential real estate mortgage loan portfolios serviced for:
FNMA	$87,343	$85,364
FHLB	92,096	92,229
Private investors	703,683	713,095

Custodial escrow balances maintained with these serviced loans were $19,376 and $13,593 at March 31, 2019 and December 31, 2018, respectively.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended March 31,
	2019	2018
Mortgage servicing rights:
Beginning of period	$10,733	$6,706
Additions	843	1,521
Amortization	(684)	(426)
End of period	10,892	7,801

Valuation allowance at beginning of period	100	210
Additions (recoveries)	37	(189)
Valuation allowance at end of period	137	21

Mortgage servicing rights, net	$10,755	$7,780

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $325 and $477 for the three months ended March 31, 2019 and 2018, respectively, and were included in other non-interest income in the condensed consolidated statements of income.

The fair value of mortgage servicing rights was $12,162 and $11,523 at March 31, 2019 and December 31, 2018, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at March 31, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 33.8%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 33.6%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

At March 31, 2019 and December 31, 2018, the carrying amount of certain individual groupings exceeded their fair values. See Note 13.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $934,325 and $894,279 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, there were no outstanding brokered deposits. Time deposits included brokered deposits of $33,750 at December 31, 2018.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $221,503 and $208,888 at March 31, 2019 and December 31, 2018, respectively.

Note 8—Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	Interest Rates	December 31, 2018	Interest Rates
Short-term fixed rate advances	$143,000	2.60%	$103,000	2.60%
Long-term fixed rate advances	190,000	0.98%-1.18%	190,000	0.98%-1.18%
Total FHLB advances	333,000		293,000
FHLB overdraft line of credit	51	2.84%*	—
Total	$333,051		$293,000

*At period end

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2019 to October 2026. Interest on advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At March 31, 2019, advances totaling $157.0 million were callable by the FHLB as follows: $67.0 million in September 2021; and $90.0 million in October 2021. At March 31, 2019, the Bank had additional borrowing capacity of $377.1 million from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50.0 million. The average amount outstanding during the three months ended March 31, 2019 and 2018 was $4,133 and $3,673, respectively. The Bank had $51 outstanding under this agreement at March 31, 2019. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 2.84% and 2.87% at March 31, 2019 and December 31, 2018, respectively. The agreement has a one-year term and terminates in October 2019.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $1.10 billion at March 31, 2019.

Other Borrowings

The Company had available credit lines with other banks totaling $70.0 million at March 31, 2019 and December 31, 2018. There were no borrowings under these credit lines during the three months ended March 31, 2019 and year ended December 31, 2018.

Note 9—Subordinated Notes, net

The subordinated notes were as follows:

	March 31, 2019	December 31, 2018
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	518	533
Unamortized debt issuance costs	(453)	(504)
Total	$65,065	$65,029

The subordinated notes (“Notes”) bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,174 and $1,172 for the three months ended March 31, 2019 and 2018, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 1 capital of the Bank and Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 14, Regulatory Capital Requirements.

Note 10—Stock Repurchase Program

In late 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock.  The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The Company received regulatory approval of its stock repurchase program and publicly announced the program in January 2019.  Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status.

During the three months ended March 31, 2019, the Company repurchased and cancelled 1,212,574 shares of its common stock for $11,544, including commissions and fees (average repurchase price of $9.52 per share). Such repurchases of common stock were funded through cash on hand.

Note 11—Stock-based Compensation

The board of directors established a 2017 Omnibus Equity Incentive Plan (the “Plan”) which was approved by the shareholders. The Plan provides for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

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

On March 1, 2019, the board of directors approved the issuance of options to purchase 84,889 shares of common stock with an exercise price of $10.12 to certain key employees which are accounted for as equity awards. These options to purchase shares of common stock had a weighted average grant-date fair value of $3.20 per option. The grant-date fair value of each stock option award for the three months ended March 31, 2019 is estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

Exercise price of options	$10.12
Risk-free interest rate	2.66%
Expected term (in years)	6.75
Expected stock price volatility	26.26%
Dividend yield	.40%

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2019	92,625	$13.73	9.22	$—
Granted	84,889	10.12
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2019	177,514	$12.00	9.43	$2

The Company recorded share-based compensation expense associated with stock options of $32 and $3 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $580 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.41 years. No options are exercisable at March 31, 2019.

Restricted Stock Awards

On March 1, 2019, the board of directors approved the issuance of 71,144 restricted stock awards to certain key employees. The restricted stock awards vest in installments of 50% in each of the third and fourth year after the date of grant. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2019	48,975	$13.55
Granted	71,144	9.97
Vested	(6,555)	13.69
Forfeited	—	—
Nonvested at March 31, 2019	113,564	$11.30

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded share-based compensation expense associated with restricted stock awards of $94 and $6 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $1,065 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.50 years.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$15,683	$15,749
Denominator:
Weighted average common shares outstanding, basic	52,554,446	52,963,308
Weighted average effect of potentially dilutive common shares:
Stock options	—	—
Restricted stock	8,374	—
Weighted average common shares outstanding, diluted	52,562,820	52,963,308
Income per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30

For the three months ended March 31, 2019, the effect of 104,244 nonvested restricted shares of common stock and 177,514 options to purchase shares of common stock were excluded in computing diluted income per common share, as the inclusion would be antidilutive. For the three months ended March 31, 2018, the effect of 39,655 nonvested restricted shares of common stock and 92,625 options to purchase shares of common stock were excluded in computing diluted income per common share, as the inclusion would be antidilutive.

Note 13—Fair Values of Financial Instruments

Financial instruments include assets carried at fair value, as well as certain assets and liabilities carried at cost or amortized cost but disclosed at fair value in these condensed consolidated financial statements. Fair value is defined as the exit price, the price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The inputs to valuation techniques used to measure fair value are prioritized into a three-level hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following methods and significant assumptions are used to estimate fair value:

Investment Securities

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the analysis. Rating agency and industry research reports as well as defaults and deferrals on individual investment securities are reviewed and incorporated into the calculations.

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

Mortgage Servicing Rights

Fair value of mortgage servicing rights is initially determined at the individual grouping level based on an internal valuation model that calculates the present value of estimated future net servicing income. On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon third party valuations obtained. As disclosed in Note 5, the valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income (Level 3).

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2019 and December 31, 2018:

		Fair Value Measurements at March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$145,084	$145,084	$—	$—
Collateralized mortgage obligations	1,485	—	1,485	—
Collateralized debt obligations	290	—	—	290
Equity securities	3,944	3,944	—	—

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$142,858	$142,858	$—	$—
Collateralized mortgage obligations	1,600	—	1,600	—
Collateralized debt obligations	297	—	—	297
Equity securities	3,895	3,895	—	—

There were no transfers between Level 1 and Level 2 during 2019 and 2018.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2019 and December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	March 31, 2019	December 31, 2018
	Collateralized Debt Obligations	Collateralized Debt Obligations
Balance of recurring Level 3 assets at January 1,	$297	$571
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(6)	24
Principal maturities/settlements	(1)	(298)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$290	$297

Unrealized losses on Level 3 investments for collateralized debt obligations was $17 at March 31, 2019. In addition to the amounts included in income for the three months ended March 31, 2019 as presented in the table above, interest income recorded on collateralized debt obligations was $4. Unrealized losses on Level 3 investments for collateralized debt obligations were $11 at December 31, 2018. In addition to the amounts included in income for the year ended December 31, 2018 as presented in the table above, interest income recorded on collateralized debt obligations was $16.

The fair value of collateralized debt obligations is determined by calculating discounted cash flows using LIBOR curves plus spreads that adjust for loss severities, volatility, credit risk and optionality. When available, broker quotes are used to validate the internal analysis. Rating agency and industry research reports as well as assumptions about specific-issuer defaults and deferrals are reviewed and incorporated into the calculations. Assumptions are reviewed on a quarterly basis as specific-issuer deferral and defaults that occurred are compared to those that were projected and ongoing assumptions are adjusted in accordance with the level of unexpected deferrals and defaults that occurred.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2019 and December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Inputs
March 31, 2019
Collateralized debt obligations	$290	Discounted cash flow	Collateral default rate	0%
			Recovery probability	0%
December 31, 2018
Collateralized debt obligations	$297	Discounted cash flow	Collateral default rate	0%
			Recovery probability	0%

The significant unobservable inputs used on the fair value measurement of the collateralized debt obligations are probabilities of specific-issuer defaults and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a significantly higher fair value measurement.

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at March 31, 2019 and December 31, 2018,

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at March 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$3,518	$—	$—	$3,518

	Fair Value Measurements at December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction	$2,583	$—	$—	$2,583
Residential real estate	108	—	—	108
Mortgage servicing rights	1,858	—	—	1,858

As discussed previously, the fair values of collateral dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$3,518	Discounted cash flow	Discount rate	9.5% – 12.0%
			Prepayment speed	7.0% – 33.8%
			Weighted average default rate	0.2%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Construction	$2,583	Sales comparison approach	Management discount for property type and recent market volatility	10%
Residential real estate	108	Sales comparison approach	Management discount for property type and recent market volatility	10%
Mortgage servicing rights	1,858	Discounted cash flow	Discount rate	9.5% - 12.0%
			Prepayment speed	7.0% - 33.6%
			Weighted average default rate	0.2%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2019 and December 31, 2018, are as follows:

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Fair Value Measurements at March 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$58,030	$58,030	$58,030	$—	$—
Interest-bearing time deposits with other banks	1,100	1,102	—	1,102	—
Mortgage loans held for sale	165	165	—	165	—
Loans, net	2,923,576	3,015,358	—	—	3,015,358

Financial Liabilities
Time deposits	934,325	934,311	—	934,311	—
Federal Home Loan Bank borrowings	333,051	327,242	—	327,242	—
Subordinated notes, net	65,065	65,975	—	65,975	—

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$52,526	$52,526	$52,526	$—	$—
Interest-bearing time deposits with other banks	1,100	1,100	1,100	—	—
Mortgage loans held for sale	1,248	1,261	—	1,261	—
Loans, net	2,893,262	2,987,419	—	—	2,987,419

Financial Liabilities
Time deposits	894,279	890,020	—	890,020	—
Federal Home Loan Bank borrowings	293,000	285,265	—	285,265	—
Subordinated notes, net	65,029	65,650	—	65,650	—

Note 14—Regulatory Capital Requirements

The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a thrift holding company, is subject to the capital adequacy requirements of the Federal Reserve. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators could lower classifications in certain cases. Prompt corrective action provisions are not applicable to thrift holding companies. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the condensed consolidated financial statements.

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer was 2.50% starting January 1, 2019. The net unrealized gain or loss on investment securities is not included in regulatory capital. Management believes that at March 31, 2019, the Company and the Bank meet all regulatory capital requirements to which they are subject.

At March 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized. There have been no conditions or events since these notifications that management believes would have changed the Bank’s category.

At March 31, 2019 and December 31, 2018, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the Capital Adequacy requirements as presented below. The Company

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimum not including the capital conservation buffer, at March 31, 2019 and December 31, 2018 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total adjusted capital to risk weighted assets
Consolidated	$424,231	21.64%	$156,822	8.00%	N/A	N/A
Bank	335,645	17.12	156,808	8.00	$196,010	10.00
Tier 1 (core) capital to risk weighted assets
Consolidated	338,468	17.27	117,617	6.00	N/A	N/A
Bank	314,947	16.07	117,606	6.00	156,808	8.00
Common Tier 1 (CET1)
Consolidated	338,468	17.27	88,213	4.50	N/A	N/A
Bank	314,947	16.07	88,204	4.50	127,406	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	338,468	10.49	129,104	4.00	N/A	N/A
Bank	314,947	9.76	129,102	4.00	161,377	5.00

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total adjusted capital to risk weighted assets
Consolidated	$421,495	21.98%	$153,426	8.00%	N/A	N/A
Bank	324,905	16.94	153,403	8.00	$191,754	10.00
Tier 1 (core) capital to risk weighted assets
Consolidated	334,616	17.45	115,069	6.00	N/A	N/A
Bank	303,055	15.80	115,052	6.00	153,403	8.00
Common Tier 1 (CET1)
Consolidated	334,616	17.45	86,302	4.50	N/A	N/A
Bank	303,055	15.80	86,289	4.50	124,640	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	334,616	10.42	128,431	4.00	N/A	N/A
Bank	303,055	9.44	128,430	4.00	160,538	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is “well capitalized” as defined by regulatory guidelines. At March 31, 2019, $171.8 million of consolidated retained earnings were available to pay dividends to the Company’s shareholders.

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

Note 15—Related Party Transactions

From time to time, the Company makes charitable contributions to a foundation which certain members of the board of directors of the Company and Bank, and whom are also related to the Company’s principal shareholder, serve as trustees of the foundation. The Company paid $225 to the foundation during each of the three months ended March 31, 2019 and 2018.

The Bank provides monthly data processing and programming services to entities controlled by the Company’s principal shareholders. Aggregate fees received amounted to $27 and $25 during the three months ended March 31, 2019 and 2018, respectively.

Related party leases are disclosed in Note 16, Operating Leases.

Note 16—Operating Leases

The Company leases its corporate headquarters and branch offices through noncancelable operating lease contracts. Such noncancelable operating lease contracts convey the right to control such real estate for a period of time in exchange for consideration. The operating leases have remaining terms ranging from 2019 to 2029, and generally have options to extend for one or two five-year periods. Beginning in 2019, the lease term may include options to extend the lease when it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement. The lease agreements, most often, provide for rental payments that increase over the lease term based on a fixed percentage or based on a specified consumer price index. Any changes in the consumer price index after the lease commencement date are considered variable lease payments and recorded in the period when incurred.  Additionally, the Company, in most cases, is required to pay insurance costs, real estate taxes and other operating expenses such as common area maintenance.

The Company leases certain storage and office space from entities owned by the Company’s principal shareholders. Amounts paid under such leases totaled $13 and $17 during the three months ended March 31, 2019 and 2018, respectively. The Company also subleases certain office space to entities owned by the Company’s principal shareholders. Amounts received under such subleases totaled $68 during the three months ended March 31, 2019 and 2018.

Lease expense was $921 for the three months ended March 31, 2018. The components of lease expense, which are recorded in noninterest expense – occupancy and equipment, in the condensed consolidated statements of income for the three months ended March 31, 2019 were as follows:

Operating lease cost	$1,126
Variable lease cost	274
Total	$1,400

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2019 (excluding the three months ended March 31, 2019)	$3,231
2020	4,119
2021	3,491
2022	2,709
2023	2,459
Thereafter	9,495
Total lease payments	25,504
Less: future interest costs(a)	(3,173)
Present value of lease liabilities	$22,331

________________________________

(a)           Computed using the estimated interest rate for each lease

Other Information	As of and for the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,064
Weighted Average Remaining Lease Term	7.26 years
Weighted Average Discount Rate	3.55%

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

Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At March 31, 2019, outstanding commitments to make loans consisted of fixed rate loans of

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

$11,842 with interest rates ranging from 3.25% to 5.375% and maturities ranging from 10 years to 30 years and variable rate loans of $247,001 with varying interest rates (ranging from 4.00% to 7.875% at March 31, 2019) and maturities ranging from 1.5 to 30 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Commitments to make loans	$258,843	$241,809
Unused lines of credit	184,919	160,803
Standby letters of credit	70	70

Note 18—Subsequent Events

Subsequent to March 31, 2019, the Company repurchased and canceled 36,843 shares of common stock for $367 thousand, including commission and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 18, 2019 with the U.S. Securities and Exchange Commission (“SEC”).

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

The forward-looking statements in this report should be read in conjunction with other cautionary statements that are included in the items set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Since 2013, we have experienced significant growth while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In the first quarter of 2019, we opened a new branch in Koreatown in the Los Angeles market. As of March 31, 2019, the Company had total consolidated assets of $3.25 billion, total consolidated deposits of $2.44 billion and total consolidated shareholders’ equity of $338.9 million.

For the three months ended March 31, 2019, we originated loans of $304.9 million, down from $408.0 million for the same period of 2018, which included $257.6 million in residential mortgage loans and $47.3 million in construction loans. Also, for the three months ended March 31, 2019 and 2018, we sold pools of residential real estate mortgages for $49.9 million and $112.2 million, respectively, to third-party investors. We continue to focus on the residential mortgage market, construction, and commercial real estate lending. Net interest income for the three months ended March 31, 2019 was $30.3 million, an increase of $1.6 million, or 5%, over the same period in 2018, primarily attributable to an increase in average earnings assets. Noninterest income for the first three months of 2019 was $3.8 million, a decrease from $5.5 million for the first three months of 2018.

Basis of Presentation

Adjustments to Prior Interim Period

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

The amount of the adjustment to decrease service charges and fees, and increase interest and fees on loans was $544 for the three months ended March 31, 2018. There was no change to the reported net income or income per share, basic and diluted, as previously reported as a result of this immaterial correction. Management has evaluated the materiality of the correction on its previously filed financial statements from a quantitative and qualitative perspective, and has concluded that the correction was not material to the prior period.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies and estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

Discussion and Analysis of Financial Condition

The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31, 2019		At December 31, 2018
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$2,494,030	85%	$2,452,441	84%
Commercial real estate	240,896	8%	250,955	9%
Construction	172,398	6%	176,605	6%
Total real estate	2,907,324	99%	2,880,001	99%
Commercial lines of credit	36,916	1%	37,776	1%
Other consumer	34	—%	26	—%
Total loans	2,944,274	100%	2,917,803	100%
Allowance for loan losses	(20,698)		(21,850)
Loans, net	$2,923,576		$2,895,953

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at March 31, 2019:

	Fixed	Adjustable	Total
	(In thousands)
Real estate:
Residential real estate	$11,787	$2,482,243	$2,494,030
Commercial real estate	30,925	209,971	240,896
Construction	—	172,398	172,398
Commercial lines of credit	482	36,434	36,916
Other consumer	34	—	34
Total	$43,228	$2,901,046	$2,944,274

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of March 31, 2019:

March 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$414,306	$18,144	$172,398	$36,434	$—	$641,282
More than 6 months through 12 months	455,220	16,481	—	—	—	471,701
More than 12 months through 24 months	359,541	37,092	—	—	—	396,633
More than 24 months through 36 months	671,077	33,066	—	—	—	704,143
More than 36 months through 60 months	510,842	105,188	—	—	—	616,030
More than 60 months	71,257	—	—	—	—	71,257
Fixed to Maturity	11,787	30,925	—	482	34	43,228
Total	$2,494,030	$240,896	$172,398	$36,916	$34	$2,944,274

At March 31, 2019, $259.3 million, or 9%, of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans.  The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	March 31, 2019			December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
			(In thousands)
Residential real estate	$2,166	$2,273	$5,311	$3,487	$1,552	$4,440
Commercial real estate	—	—	55	—	—	60
Construction	—	—	1,971	1,971	—	—
Commercial lines of credit	—	—	—	176	—	—
Other consumer	—	—	—	—	—	—
Total delinquent loans	$2,166	$2,273	$7,337	$5,634	$1,552	$4,500

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2019 and December 31, 2018, we had $80 thousand of accruing loans past due 90 days, which consisted primarily of government guaranteed loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At March 31, 2019 and December 31, 2018, we had troubled debt restructuring loans in nonaccrual with a balance of $160 thousand and $168 thousand, respectively. The total outstanding recorded investment of troubled debt restructurings increased to $7.0 million at March 31, 2019 from $5.8 million at December 31, 2018, primarily because the Company modified the terms of a construction loan by providing for an extension of the maturity dates. The newly modified loan is accruing interest and is considered current.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At March 31, 2019	At December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$5,231	$4,360
Commercial real estate	55	60
Construction	1,971	—
Commercial lines of credit	—	—
Other consumer	—	—
Total nonaccrual loans	7,257	4,420
Loans past due 90 days and still accruing	80	80
Troubled debt restructurings (2)	6,807	5,657
Real estate owned	11	—
Total nonperforming assets	$14,155	$10,157
Total loans	$2,944,274	$2,917,803
Total assets	$3,252,192	$3,196,774
Total nonaccrual loans to total loans	0.25%	0.15%
Total nonperforming assets to total assets	0.44%	0.32%

______________________

(1)    Loans are presented before the allowance for loan losses.

(2)    Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the condensed consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including loss experience, portfolio composition, delinquent and nonaccrual loans, national and local business conditions and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$21,850	$18,457
Provision (recovery) for loan losses	(1,014)	641
Charge offs:
Residential real estate	—	—
Commercial real estate	—	—
Construction	—	—
Commercial lines of credit	(176)	—
Other consumer	—	—
Total charge offs	(176)	—
Recoveries:
Residential real estate	5	2
Commercial real estate	31	31
Construction	2	1
Commercial lines of credit	—	—
Other consumer	—	—
Total recoveries	38	34
Allowance for loan losses at end of period	$20,698	$19,132
Nonperforming loans and troubled debt restructurings at end of period	$14,144	$8,082
Total loans outstanding at end of period	$2,944,274	$2,599,692
Average loans outstanding during period	$2,942,261	$2,733,759
Allowance for loan losses to nonperforming loans and troubled debt restructurings	146%	237%
Allowance for loan losses to total loans at end of period	0.70%	0.74%
Net charge offs (recoveries) to average loans outstanding during the period	—%	—%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At March 31, 2019		At December 31, 2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$13,488	85%	$13,826	84%
Commercial real estate	2,351	8%	2,573	9%
Construction	2,717	6%	3,273	6%
Commercial lines of credit	824	1%	1,058	1%
Other consumer	1	—%	1	—%
Unallocated	1,317	N/A	1,119	N/A
Total	$20,698	100%	$21,850	100%

The allowance for loan losses as a percentage of loans was 0.70% and 0.75% as of March 31, 2019 and December 31, 2018, respectively. The decrease in the allowance for loan losses as a percentage of total loans at March 31, 2019, as compared to December 31, 2018 was primarily attributable to the release of previously recorded allowance for loan losses as the Company has experienced an elongated period of very low credit losses.

At March 31, 2019 and December 31, 2018, we had impaired loans of $13.5 million and $11.8 million, respectively. The increase in impaired loans was due to the addition of a construction loan to impaired status.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At March 31,		At December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$144,978	$145,084	$142,905	$142,858
Collateralized mortgage obligations	1,439	1,485	1,554	1,600
Collateralized debt obligations	307	290	308	297
Total	$146,724	$146,859	$144,767	$144,755

At March 31, 2019 and December 31, 2018, we had no investments in a single company or entity, other than US government, with an aggregate book value in excess of 10% of our total shareholders’ equity.

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

(1) other-than-temporary impairment related to credit loss, which must be recognized in the condensed consolidated statements of income and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other than temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2019, gross unrealized losses on debt securities totaled $27 thousand. We do not consider the debt securities to be other-than-temporarily impaired at March 31, 2019, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At March 31, 2019 and December 31, 2018, equity securities totaled $4.2 million and $4.1 million, respectively.

Deposits

Total deposits were $2.44 billion at March 31, 2019, compared with $2.45 billion at December 31, 2018. The slight decrease was attributable to a decrease in our money market deposits and brokered deposits, partially offset by growth in our retail time deposit products. Money market deposits decreased by $59.2 million to $1.24 billion at March 31, 2019. Our brokered deposits decreased by $33.8 million to zero balance at March 31, 2019. Retail time deposits increased by $73.8 million to $934.3 million at March 31, 2019. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.24 billion at March 31, 2019, or 92% of total deposits at that date.

Borrowings

At March 31, 2019, we had the ability to borrow a total of $760.1 million from the Federal Home Loan Bank, which includes an available line of credit of $50.0 million. We also had available credit lines with additional banks totaling $70.0 million. At March 31, 2019, outstanding FHLB borrowings totaled $333.1 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, we have $65.0 million in subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet our daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds for one or two week periods.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2019 and 2018. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended
	March 31, 2019			March 31, 2018

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(Dollars in thousands)
Interest Earning Assets
Loans(1)	$2,942,261	$41,722	5.67%	$2,733,759	$36,400	5.33%
Securities, includes restricted stock(2)	170,117	1,227	2.89%	141,616	819	2.31%
Other interest earning assets	31,293	236	3.02%	24,663	114	1.85%
Total interest earning assets	3,143,671	43,185	5.49%	2,900,038	37,333	5.15%
Noninterest earning assets
Cash and due from banks	11,060			12,261
Other assets	73,131			47,146
Total average assets	$3,227,862			$2,959,445
Interest-bearing liabilities
Savings, NOW, Money Markets	$1,474,129	$5,378	1.48%	$1,525,436	$4,135	1.10%
Time deposits	922,996	5,278	2.32%	705,824	2,454	1.41%
Total deposits	2,397,125	10,656	1.80%	2,231,260	6,589	1.20%
FHLB borrowings	268,566	1,055	1.57%	259,056	833	1.29%
Subordinated notes, net	65,043	1,174	7.22%	64,901	1,172	7.22%
Total borrowings	333,609	2,229	2.67%	323,957	2,005	2.48%
Total interest-bearing liabilities	2,730,734	12,885	1.91%	2,555,217	8,594	1.36%
Noninterest-bearing liabilities
Demand deposits	73,564			70,076
Other liabilities	83,343			50,052
Total noninterest-bearing liabilities	156,907			120,128
Shareholders’ equity	340,221			284,100
Total average liabilities and shareholders’ equity	$3,227,862			$2,959,445
Net interest income and spread		$30,300	3.58%		$28,739	3.79%
Net interest margin			3.86%			3.96%

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

	Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Change in interest income:
Loans	$2,874	$2,448	$5,322
Securities, includes restricted stock	183	225	408
Other interest earning assets	36	86	122
Total change in interest income	3,093	2,759	5,852
Change in interest expense:
Saving/Now/Money Markets	(139)	1,382	1,243
Time deposits	912	1,912	2,824
Total deposits	773	3,294	4,067
FHLB borrowings	32	190	222
Subordinated notes, net	3	(1)	2
Total change in interest expense	808	3,483	4,291
Change in net interest income	$2,285	$(724)	$1,561

Results of Operations for the Three Months Ended March 31, 2019 and 2018

General.  Net income was $15.7 million for the three months ended March 31, 2019, comparable to net income for the same period in the 2018.

Net Interest Income.  Net interest income was $30.3 million for the three months ended March 31, 2019, an increase of $1.6 million, or 5%, compared to the same period in 2018.

Interest income increased $5.9 million, or 16%, to $43.2 million compared to the three months ended March 31, 2018. The increase in interest income was the result of an increase in volume and rates in 2019. Our average balance on interest-earning assets, primarily related to loans, increased $243.6 million, or 8%. Our average yield on interest-earning assets increased 34 basis points to 5.49%.

Interest expense increased $4.3 million, or 50%, to $12.9 million compared to the three months ended March 31, 2018. The increase was primarily the result of an increase in rates in 2019. Our average rate paid on interest-bearing liabilities increased 55 basis points to 1.91%. Our average balance of interest-bearing liabilities increased $175.5 million, or 7%.

Net Interest Margin and Spreads.  Net interest margin was 3.86% for the three months ended March 31, 2019, compared with 3.96% in the three months ended March 31, 2018. The interest rate spread was 3.58% for the three months ended March 31, 2019, compared with 3.79% for the three months ended March 31, 2018. The decrease in net interest margin and spread was due to a 55 basis points increase in the cost of our interest-bearing liabilities, primarily related to interest-bearing deposits, partially offset by a 34 basis points increase in the yield of our interest-earning assets, primarily related to loans.

Our average balance of interest-bearing deposits increased $165.9 million, or 7%, to $2.40 billion for the three months ended March 31, 2019. Our average rate paid on interest-bearing deposits increased 60 basis points to 1.80% for the three months ended March 31, 2019. The rate on interest-bearing deposits increased as some customers shifted their deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits.

Our average balance of loans increased $208.5 million, or 8%, to $2.94 billion for the three months ended March 31, 2019. Our average yield on loans increased 34 basis points to 5.67% for the three months ended March 31, 2019 from 5.33% for the three months ended March 31, 2018. The yield on our loan portfolio increased primarily due to our variable rate loans resetting at higher rates.

Provision (recovery) for Loan Losses.  During the three months ended March 31, 2019, we reversed $1.0 million of the allowance for loan losses compared to a provision of $0.6 million recorded in the three months ended March 31, 2018. The allowance for loan losses was $20.7 million, or 0.70% of total loans at March 31, 2019, compared to $21.9 million, or 0.75% of total loans at December 31, 2018. The reduced provision expense reflects the migration of certain residential real estate loans to a lower risk level as a result of the seasoning of the loan portfolio in our newer markets, lower volumes of loan originations in the first quarter of 2019, and the elimination of general reserve on certain collateral dependent loans that have valuations higher than our recorded investments.

Non-interest Income.  Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$104	$74	$30	41%
Investment management and advisory fees	340	623	(283)	(45)%
Gain on sale of mortgage loans held for sale	38	65	(27)	(42)%
Gain on sale of portfolio loans	2,442	3,941	(1,499)	(38)%
Unrealized gains (losses) on equity securities	49	(64)	113	177%
Income on cash surrender value of bank-owned life insurance	310	295	15	5%
Other	545	559	(14)	(3)%
Total non-interest income	$3,828	$5,493	$(1,665)	(30)%

Non-interest income of $3.8 million for the three months ended March 31, 2019 decreased $1.7 million as compared to the same period of 2018, primarily as a result of decreased gain on sale of portfolio loans due to lower volume of loans sold in the secondary market.

Non-interest Expense.  Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,267	$6,649	$618	9%
Occupancy and equipment	2,237	1,546	691	45%
Professional fees	962	622	340	55%
Advertising and marketing	439	349	90	26%
FDIC assessments	255	543	(288)	(53)%
Data processing	308	288	20	7%
Other	1,654	1,506	148	10%
Total non-interest expense	$13,122	$11,503	$1,619	14%

Non-interest expense of $13.1 million for the three months ended March 31, 2019 increased $1.6 million as compared to the same period of 2018. Salaries and employee benefits increased primarily as a result of additional full-time equivalent employees to support our growth in loans and new branches in our network. The number of full-time equivalent employees increased to 352 at March 31, 2019 from 314 at March 31, 2018. Occupancy and equipment expenses also increased with the expansion of our branch network in the greater Seattle market, New York and California.

Income Tax Expense.  We recorded an income tax expense of $6.3 million for the three months ended March 31, 2019, comparable with the same period of 2018. Our effective tax rate was 28.8% and 28.7% for the three months ended March 31, 2019 and 2018, respectively.

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

Our most liquid assets are cash and due from banks, interest-bearing deposits with other banks and U.S. Treasury securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019 and December 31, 2018, cash and due from banks totaled $58.0 million and $52.5 million, respectively; debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $146.9 million and $144.8 million, respectively. Interest-bearing time deposits with other banks totaled $1.1 million at March 31, 2019 and December 31, 2018.

At March 31, 2019, we had the ability to borrow a total of $760.1 million from the Federal Home Loan Bank including an available line of credit with the Federal Home Loan Bank of $50.0 million. At March 31, 2019, we also had available credit lines with additional banks for $70.0 million. Outstanding borrowings at March 31, 2019 with the Federal Home Loan Bank totaled $333.1 million, and there were no amounts outstanding with the aforementioned additional banks.

In December 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company is not obligated to repurchase shares of its common stock. During the three months ended March 31, 2019, the Company repurchased and cancelled 1,212,574 shares of its common stock for $11.5 million, including commissions and fees. Such repurchases of shares of common stock were funded from cash on hand.

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

At March 31, 2019, we had $443.8 million in loan commitments outstanding, and $70 thousand in standby letters of credit. At December 31, 2018, we had $402.6 million in loan commitments outstanding, and $70 thousand in standby letters of credit.

Time deposits due within one year of March 31, 2019 totaled $323.5 million, or 13% of total deposits. Total time deposits at March 31, 2019 were $934.3 million, or 38%, of total deposits. Time deposits due within one year of December 31, 2018 totaled $473.9 million, or 19% of total deposits. Total time deposits at December 31, 2018 were $894.3 million, or 36% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended March 31, 2019, we originated $304.9 million of loans and purchased $46.6 million of investment securities. During the three months ended March 31, 2018, we originated $408.0 million of loans and purchased $24.7 million of investment securities.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $16.1 million for the three months ended March 31, 2019, and a net increase in total deposits of $46.1 million for the three months ended March 31, 2018. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. We expect the high level of core deposits to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth.

We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $49.9 million and $112.2 million in proceeds from the sale of loans in the three months ended March 31, 2019 and 2018, respectively.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis for purposes of assessing our needs for additional capital and ability to pay cash dividends. At March 31, 2019 and December 31, 2018, each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under regulatory guidelines. Refer to Note 14 in the Unaudited Condensed Consolidated Financial Statements for additional information.

The following tables present our capital ratios as of the indicated dates for the Company and Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at March 31, 2019	Company Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	21.64%	21.98%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	17.27%	17.45%
Common Tier 1 (CET 1)	N/A	4.50%	3.00%	17.27%	17.45%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	10.49%	10.42%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at March 31, 2019	Bank Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	17.12%	16.94%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	16.07%	15.80%
Common Tier 1 (CET 1)	6.50%	4.50%	3.00%	16.07%	15.80%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.76%	9.44%

Effective January 1, 2019, the Basel Rules require the Company to maintain a 2.5% “capital conservation buffer” over the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

Recently Issued Accounting Guidance

Refer to Note 2, New Accounting Standards, to our unaudited condensed consolidated financial statements included in Item 1. Financial Statements for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning March 31, 2019 and December 31, 2018. The table below demonstrates that for the initial twelve-month period after an immediate and parallel rate shock, we are liability sensitive in a rising interest rate environment.

	At March 31,		At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	$98,939	(18.1)%	$94,251	(23.4)%
300	106,239	(12.1)%	103,028	(16.3)%
200	111,964	(7.3)%	110,806	(10.0)%
100	116,763	(3.4)%	117,419	(4.6)%
0	120,826		123,052
–100	119,560	(1.0)%	125,930	2.3%
–200	118,835	(1.6)%	127,378	3.5%

Economic Value of Equity Simulation.  We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 and 200 basis points from current market rates.

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning March 31, 2019 and December 31, 2018.

	At March 31,		At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$424,184	(3.9)%	$419,344	(10.7)%
300	439,372	(0.4)%	444,120	(5.4)%
200	444,365	0.7%	455,502	(3.0)%
100	446,359	1.1%	464,655	(1.0)%
0	441,307		469,560
–100	391,986	(11.2)%	443,588	(5.5)%
–200	330,221	(25.2)%	387,703	(17.4)%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, including ordinary routine litigation incidental to the business, to which the Company or one of its subsidiaries is a party.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Stock Repurchase Program

On December 24, 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to acquire shares of common stock from time to time in the open market or in privately negotiated transactions. The Company received regulatory approval of the stock repurchase program and publicly announced the program on January 28, 2019. The program does not have an expiration date. Under the stock repurchase program, the Company is not obligated to repurchase shares of its common stock, and there is no assurance that it will continue to do so. Any shares repurchased under this program will be canceled and returned to authorized but unissued status.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended March 31, 2019:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2019	—	$—	—	$—
February 1 - 28, 2019	435,087	9.30	435,087	45,954,900
March 1 - 31, 2019	777,487	9.60	777,487	38,492,228
Total	1,212,574	9.49	1,212,574

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: May 9, 2019		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS LOPP
Thomas Lopp President Chief Operating Officer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)