Form 10-Q
period 2019-06-30
Sterling Bancorp, Inc.
filed 2019-08-09
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 50,517,078 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2019	2018

Assets
Cash and due from banks	$80,416	$52,526
Interest-bearing time deposits with other banks	1,100	1,100
Investment securities	153,449	148,896
Mortgage loans held for sale	500	1,248
Loans, net of allowance for loan losses of $20,918 and $21,850	2,924,813	2,895,953
Accrued interest receivable	13,842	13,529
Mortgage servicing rights, net	9,772	10,633
Leasehold improvements and equipment, net	9,675	9,489
Operating lease right-of-use assets	20,454	—
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	31,606	31,302
Deferred tax asset, net	6,440	6,122
Other assets	4,115	3,026
Total assets	$3,279,132	$3,196,774

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$70,406	$76,815
Interest-bearing deposits	2,476,254	2,375,870
Total deposits	2,546,660	2,452,685
Federal Home Loan Bank borrowings	240,000	293,000
Subordinated notes, net	65,102	65,029
Operating lease liabilities	21,480	—
Accrued expenses and other liabilities	63,837	51,003
Total liabilities	2,937,079	2,861,717

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,846,521 and 53,012,283 shares at June 30, 2019 and December 31, 2018, respectively	89,683	111,238
Additional paid-in capital	12,992	12,713
Retained earnings	239,190	211,115
Accumulated other comprehensive income (loss)	188	(9)
Total shareholders’ equity	342,053	335,057
Total liabilities and shareholders’ equity	$3,279,132	$3,196,774

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$43,301	$38,580	$85,023	$74,980
Interest and dividends on investment securities and restricted stock	1,272	842	2,499	1,661
Other interest	216	119	452	233
Total interest income	44,789	39,541	87,974	76,874

Interest expense
Interest on deposits	11,524	7,179	22,180	13,768
Interest on Federal Home Loan Bank borrowings	1,375	1,334	2,430	2,167
Interest on subordinated notes	1,175	1,171	2,349	2,343
Total interest expense	14,074	9,684	26,959	18,278

Net interest income	30,715	29,857	61,015	58,596
Provision (recovery) for loan losses	180	1,120	(834)	1,761
Net interest income after provision (recovery) for loan losses	30,535	28,737	61,849	56,835

Non-interest income
Service charges and fees	112	92	216	166
Investment management and advisory fees	425	500	765	1,123
Loss on sale of investment securities	—	(3)	—	(3)
Gain on sale of mortgage loans held for sale	142	28	180	93
Gain on sale of portfolio loans	1,860	5,068	4,302	9,009
Unrealized gains (losses) on equity securities	57	(30)	106	(94)
Net servicing income (loss)	(1,002)	233	(677)	710
Income on cash surrender value of bank-owned life insurance	315	295	625	590
Other	159	114	379	196
Total non-interest income	2,068	6,297	5,896	11,790

Non-interest expense
Salaries and employee benefits	7,381	7,229	14,648	13,878
Occupancy and equipment	2,170	1,610	4,407	3,156
Professional fees	1,104	824	2,066	1,446
Advertising and marketing	406	351	845	700
FDIC assessments	190	474	445	1,017
Data processing	303	295	611	583
Other	2,171	1,838	3,825	3,344
Total non-interest expense	13,725	12,621	26,847	24,124

Income before income taxes	18,878	22,413	40,898	44,501
Income tax expense	5,444	6,431	11,781	12,770
Net income	$13,434	$15,982	$29,117	$31,731

Income per share, basic and diluted	$0.26	$0.30	$0.56	$0.60

Weighted average common shares outstanding:
Basic	51,510,951	52,963,308	52,029,816	52,963,308
Diluted	51,520,944	52,965,365	52,039,000	52,965,133

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$13,434	$15,982	$29,117	$31,731
Other comprehensive income, net of tax:
Unrealized gains on investment securities, arising during the period, net of tax effect of $35, $17, $77, and $14, respectively	91	66	197	53
Reclassification adjustment for losses included in net income of $-, $3, $-, and $3, respectively, in loss on sale of investment securities, net of tax effect of $-, $(1), $-, and $(1), respectively	—	2	—	2
Total other comprehensive income	91	68	197	55
Comprehensive income	$13,525	$16,050	$29,314	$31,786

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2018	52,963,308	$111,238	$12,416	$149,816	$(172)	$273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities	—	—	—	(50)	50	—
Net income	—	—	—	15,749	—	15,749
Stock-based compensation	39,655	—	9	—	—	9
Other comprehensive loss	—	—	—	—	(13)	(13)
Dividends distributed ($0.01 per share)	—	—	—	(531)	—	(531)
Balance at March 31, 2018	53,002,963	111,238	12,425	164,984	(135)	288,512
Net income	—	—	—	15,982	—	15,982
Stock-based compensation	—	—	76	—	—	76
Other comprehensive income	—	—	—	—	68	68
Dividends distributed ($0.01 per share)	—	—	—	(528)	—	(528)

Balance at June 30, 2018	53,002,963	$111,238	$12,501	$180,438	$(67)	$304,110

Balance at January 1, 2019	53,012,283	$111,238	$12,713	$211,115	$(9)	$335,057
Net income	—	—	—	15,683	—	15,683
Repurchases of shares of common stock (Note 10)	(1,212,574)	(11,544)	—	—	—	(11,544)
Stock-based compensation	71,144	—	126	—	—	126
Other comprehensive income	—	—	—	—	106	106
Dividends distributed ($0.01 per share)	—	—	—	(526)	—	(526)
Balance at March 31, 2019	51,870,853	99,694	12,839	226,272	97	338,902
Net income	—	—	—	13,434	—	13,434
Repurchases of shares of common stock (Note 10)	(1,034,792)	(10,011)	—	—	—	(10,011)
Stock-based compensation	10,460	—	153	—	—	153
Other comprehensive income	—	—	—	—	91	91
Dividends distributed ($0.01 per share)	—	—	—	(516)	—	(516)
Balance at June 30, 2019	50,846,521	$89,683	$12,992	$239,190	$188	$342,053

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$29,117	$31,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(834)	1,761
Deferred income taxes	(394)	927
Loss on sale of investment securities	—	3
Unrealized (gains) losses on equity securities	(106)	94
Accretion on investment securities, net	(883)	(253)
Depreciation and amortization of leasehold improvements and equipment	796	639
Amortization of intangible asset	225	225
Originations, net of principal payments, mortgage loans held for sale	(16,248)	(18,641)
Proceeds from sale of mortgage loans held for sale	16,940	17,559
Gain on sale of mortgage loans held for sale	(180)	(93)
Gain on sale of portfolio loans	(4,302)	(9,009)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(304)	(311)
Valuation allowance adjustments and amortization of mortgage servicing rights	2,723	788
Stock-based compensation	279	85
Other	71	69
Change in operating assets and liabilities:
Accrued interest receivable	(313)	(903)
Other assets	(409)	(2,118)
Accrued expenses and other liabilities	12,990	11,005
Net cash provided by operating activities	39,168	33,558

Cash Flows From Investing Activities
Maturities and principal receipts of investment securities	74,216	57,739
Sales of investment securities	—	2,778
Purchases of investment securities	(77,507)	(76,091)
Loans originated, net of repayments	(147,189)	(395,415)
Proceeds from the sale of portfolio loans	121,806	269,677
Purchase of leasehold improvements and equipment	(982)	(2,009)
Net cash used in investing activities	(29,656)	(143,321)

Cash Flows From Financing Activities
Net increase in deposits	93,975	95,495
Proceeds from advances from Federal Home Loan Bank	2,461,000	2,731,000
Repayments of advances from Federal Home Loan Bank	(2,514,000)	(2,719,000)
Repurchases of shares of common stock	(21,555)	—
Dividends paid to shareholders	(1,042)	(1,059)
Net cash provided by financing activities	18,378	106,436
Net change in cash and due from banks	27,890	(3,327)
Cash and due from banks at beginning of period	52,526	40,147
Cash and due from banks at end of period	$80,416	$36,820

Supplemental cash flows information
Cash paid:
Interest	$22,734	$15,784
Income taxes	13,146	14,200
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	119,233	198,184
Transfers of residential real estate loans from mortgage loans held for sale	103	26,329
Right-of-use assets obtained in exchange for new operating lease liabilitites	513	—

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2019, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any future annual or interim period. The consolidated balance sheet at December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 2—New Accounting Standards

Adoption of New Accounting Standard

The Company has adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and all subsequent amendments as of January 1, 2019. Topic 842 requires a lessee to recognize the following for all leases, except short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 also requires expanded disclosures.

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

The Company adopted Topic 842 as of January 1, 2019 using the optional transition method. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the standard resulted in the recognition of operating lease right-of-use assets of $21,812 and operating lease liabilities of $22,682 on the condensed consolidated balance sheet as of January 1, 2019. The operating lease right-of-use assets includes the impact of unamortized lease incentives and deferred rent. The Company elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases and allowed for the lease classification for existing leases to be retained. The Company did not elect the practical expedient to use hindsight in determining the lease term. After transition, in certain instances, the cost of renewal options will be recognized earlier in the term of the lease than under the

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

previous lease accounting rules. The Company elected the practical expedient to not separate non-lease components from the lease components contained in the operating lease agreements but instead to combine them and account for them as a single lease component and will continue to do so for its real estate operating leases. The new standard did not have a significant impact on the condensed consolidated statements of income or statements of cash flows in 2019.

The Company’s operating leases are included in operating lease right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet at June 30, 2019. The lessors’ rate implicit in the operating leases were not available to the Company and were not determinable from the terms of the leases. Therefore, the Company’s incremental borrowing rate was used in determining the present value of the future lease payments when measuring the operating lease liabilities. The incremental borrowing rates were not observable and therefore, the rates were estimated primarily using observable borrowing rates on the Company’s FHLB advances. The FHLB borrowing rates are generally for over collateralized advances for varying lengths of maturity. Therefore, the risk-free U.S. Government bond rate and high-credit quality unsecured corporate bond rates were also considered in estimating the incremental borrowing rates. The Company’s incremental borrowing rates were developed considering its monthly payment amounts and the initial terms of its leases. These incremental borrowing rates were applied to future lease payments in determining the present value of the operating lease liability for each lease.

As stated, the comparative prior period information for the three and six months ended June 30, 2018 has not been adjusted and continues to be reported under the Company’s historical lease recognition policies under Topic 840, Leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available for sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and improves areas of guidance related to Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. The implementation team has been working with a software vendor to assist in implementing required changes to credit loss estimation models and processes. The historical data set for model development has been finalized, and the credit loss estimation models are in the process of being developed and tested. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its condensed consolidated financial statements.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP’). The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At June 30, 2019 and December 31, 2018, residential real estate loans accounted for 86% and 84%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. Approximately 91% and 94% of the loan portfolio was originated in California at June 30, 2019 and December 31, 2018, respectively.

Reclassifications to Prior Periods’ Financial Statements

Certain prior period amounts have been reclassified to conform with the current period presentation. Net servicing income (loss) has been reclassified from other non-interest income and reported separately on the condensed consolidated statements of income.

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses:

	June 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$147,279	$248	$(4)	$147,523
Collateralized mortgage obligations	1,356	39	—	1,395
Collateralized debt obligations	306	—	(22)	284
Total	$148,941	$287	$(26)	$149,202

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$142,905	$9	$(56)	$142,858
Collateralized mortgage obligations	1,554	46	—	1,600
Collateralized debt obligations	308	—	(11)	297
Total	$144,767	$55	$(67)	$144,755

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

No securities of any single issuer, other than debt securities issued by the U.S. government were in excess of 10% of total shareholders’ equity as of June 30, 2019 and December 31, 2018.

There were no sales of debt securities available for sale during the three and six months ended June 30, 2019. The proceeds from sales of debt securities available for sale were $2,778 for the three and six months ended June 30, 2018. Gross realized losses on these sales were $3 for the three and six months ended June 30, 2018.

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at June 30, 2019 are shown below by contractual maturity. Collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$147,279	$147,523
Collateralized mortgage obligations	1,356	1,395
Collateralized debt obligations	306	284
Total	$148,941	$149,202

The table summarizes debt securities available for sale, at fair value, with unrealized losses at June 30, 2019 and December 31, 2018 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$30,864	$(4)	$—	$—	$30,864	$(4)
Collateralized debt obligations	—	—	284	(22)	284	(22)
Total	$30,864	$(4)	$284	$(22)	$31,148	$(26)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$113,219	$(56)	$—	$—	$113,219	$(56)
Collateralized debt obligations	—	—	297	(11)	297	(11)
Total	$113,219	$(56)	$297	$(11)	$113,516	$(67)

As of June 30, 2019, the Company’s debt securities portfolio consisted of 7 debt securities, with 2 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary.

A collateralized debt obligation with a carrying value of $284 and $297 at June 30, 2019 and December 31, 2018, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative”. The issuers of the underlying collateral for the security are primarily banks. Management uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $22 and $11 of the unrealized losses reported at June 30, 2019 and December 31, 2018, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At June 30, 2019 and December 31, 2018, equity securities totaled $4,247 and $4,141, respectively.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At June 30, 2019 and December 31, 2018, equity securities with readily determinable fair values were $4,001 and $3,895, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recorded during the period on equity securities	$57	$(30)	$106	$(94)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$57	$(30)	$106	$(94)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 for both June 30, 2019 and December 31, 2018.

Note 5—Loans

Major categories of loans were as follows:

	June 30,	December 31,
	2019	2018
Residential real estate	$2,523,883	$2,452,441
Commercial real estate	220,388	250,955
Construction	172,656	176,605
Commercial lines of credit	28,774	37,776
Other consumer	30	26
Total loans	2,945,731	2,917,803
Less: allowance for loan losses	(20,918)	(21,850)
Loans, net	$2,924,813	$2,895,953

Loans with carrying values of $1.0 billion and $898.7 million were pledged as collateral on FHLB borrowings at June 30, 2019 and December 31, 2018, respectively.

The table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ending June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,488	$2,351	$2,717	$824	$1	$1,317	$20,698
Provision (recovery) for loan losses	(738)	832	349	(44)	—	(219)	180
Charge offs	—	—	—	—	—	—	—
Recoveries	8	31	1	—	—	—	40
Total ending balance	$12,758	$3,214	$3,067	$780	$1	$1,098	$20,918

Six Months Ended June 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,081)	579	(209)	(102)	—	(21)	(834)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	13	62	3	—	—	—	78
Total ending balance	$12,758	$3,214	$3,067	$780	$1	$1,098	$20,918

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Three Months Ended June 30, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,499	$2,572	$2,979	$616	$1	$1,465	$19,132
Provision (recovery) for loan losses	1,175	(17)	225	171	—	(434)	1,120
Charge offs	(4)	—	—	—	—	—	(4)
Recoveries	5	40	7	—	—	—	52
Total ending balance	$12,675	$2,595	$3,211	$787	$1	$1,031	$20,300

Six Months Ended June 30, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,279	$2,040	$2,218	$469	$1	$1,450	$18,457
Provision (recovery) for loan losses	393	484	985	318	—	(419)	1,761
Charge offs	(4)	—	—	—	—	—	(4)
Recoveries	7	71	8	—	—	—	86
Total ending balance	$12,675	$2,595	$3,211	$787	$1	$1,031	$20,300

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018:

June 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$—	$6	$—	$—	$49
Collectively evaluated for impairment	12,715	3,214	3,067	774	1	1,098	20,869
Total ending allowance balance	$12,758	$3,214	$3,067	$780	$1	$1,098	$20,918
Loans:
Loans individually evaluated for impairment	$220	$1,137	$7,486	$237	$—	$—	$9,080
Loans collectively evaluated for impairment	2,523,663	219,251	165,170	28,537	30	—	2,936,651
Total ending loans balance	$2,523,883	$220,388	$172,656	$28,774	$30	$—	$2,945,731

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$30	$78	$195	$—	$—	$349
Collectively evaluated for impairment	13,780	2,543	3,195	863	1	1,119	21,501
Total ending allowance balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Loans:
Loans individually evaluated for impairment	$228	$3,779	$7,412	$416	$—	$—	$11,835
Loans collectively evaluated for impairment	2,452,213	247,176	169,193	37,360	26	—	2,905,968
Total ending loans balance	$2,452,441	$250,955	$176,605	$37,776	$26	$—	$2,917,803

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At June 30, 2019			At December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$128	$102	$—	$—	$—	$—
Commercial real estate:
Retail	1,339	1,137	—	1,370	1,174	—
Multifamily	—	—	—	1,088	1,083	—
Construction	7,487	7,486	—	4,751	4,751	—
Commercial lines of credit, C&I lending	100	100	—	—	—	—
Subtotal	9,054	8,825	—	7,209	7,008	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	117	118	43	254	228	46
Commercial real estate, offices	—	—	—	1,530	1,522	30
Construction	—	—	—	2,661	2,661	78
Commercial lines of credit:
Private banking	137	137	6	316	316	95
C&I lending	—	—	—	100	100	100
Subtotal	254	255	49	4,861	4,827	349
Total	$9,308	$9,080	$49	$12,070	$11,835	$349

In the above table, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans which was not significant.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$104	$—	$—	$—	$—	$—
Commercial real estate:
Retail	1,146	15	10	1,220	16	11
Multifamily	—	—	—	1,102	12	8
Construction	7,391	172	100	4,715	99	46
Commercial lines of credit, C&I lending	100	2	1	—	—	—
Subtotal	8,741	189	111	7,037	127	65
With an allowance for loan losses recorded:
Residential real estate, first mortgage	118	2	1	121	2	1
Commercial real estate, offices	—	—	—	1,541	22	15
Construction	—	—	—	2,643	52	17
Commercial lines of credit:
Private banking	137	2	1	332	6	2
C&I lending	—	—	—	100	2	1
Subtotal	255	4	2	4,737	84	36
Total	$8,996	$193	$113	$11,774	$211	$101

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$105	$—	$—	$—	$—	$—
Commercial real estate:
Retail	1,156	30	25	1,228	32	27
Multifamily	541	12	12	547	12	8
Offices	761	25	25	—	—	—
Construction	8,435	318	246	2,485	99	46
Commercial lines of credit, C&I Lending	100	4	3	—	—	—
Subtotal	11,098	389	311	4,260	143	81
With an allowance for loan losses recorded:
Residential real estate, first mortgage	119	3	2	122	3	2
Commercial real estate, offices	—	—	—	1,546	43	36
Construction	—	—	—	1,330	52	17
Commercial lines of credit:
Private banking	138	4	3	336	11	7
C&I lending	—	—	—	50	2	1
Subtotal	257	7	5	3,384	111	63
Total	$11,355	$396	$316	$7,644	$254	$144

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Also presented in the table above is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. The average balances are calculated based on the month-end balances of the loans for the period reported.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$6,590	$57	$4,360	$80
Commercial real estate:
Retail	50	—	60	—
Total	$6,640	$57	$4,420	$80

The following tables present the aging of the recorded investment in past due loan by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$3,975	$500	$6,647	$11,122	$2,490,057	$2,501,179
Residential second mortgage	210	—	—	210	22,494	22,704
Commercial real estate:
Retail	—	—	50	50	6,250	6,300
Multifamily	—	—	—	—	59,196	59,196
Offices	—	—	—	—	25,276	25,276
Hotel/SROs	—	—	—	—	81,841	81,841
Industrial	—	—	—	—	14,629	14,629
Other	—	—	—	—	33,146	33,146
Construction	2,280			2,280	170,376	172,656
Commercial lines of credit:
Private banking	—	—	—	—	14,692	14,692
C&I lending	—	—	—	—	14,082	14,082
Other consumer loans	—	—	—	—	30	30
Total	$6,465	$500	$6,697	$13,662	$2,932,069	$2,945,731

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$3,110	$1,257	$4,440	$8,807	$2,421,190	$2,429,997
Residential second mortgage	377	295	—	672	21,772	22,444
Commercial real estate:
Retail	—	—	60	60	9,957	10,017
Multifamily	—	—	—	—	64,638	64,638
Offices	—	—	—	—	27,670	27,670
Hotel/SROs	—	—	—	—	101,414	101,414
Industrial	—	—	—	—	14,756	14,756
Other	—	—	—	—	32,460	32,460
Construction	1,971	—	—	1,971	174,634	176,605
Commercial lines of credit:
Private banking	176	—	—	176	15,762	15,938
C&I lending	—	—	—	—	21,838	21,838
Other consumer loans	—	—	—	—	26	26
Total	$5,634	$1,552	$4,500	$11,686	$2,906,117	$2,917,803

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

Troubled Debt Restructurings

At June 30, 2019 and December 31, 2018, the balance of outstanding loans identified as troubled debt restructurings was $5,623 and $5,826, respectively. The allowance for loan losses on these loans was $49 and $261 at June 30, 2019 and December 31, 2018, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

During the six months ended June 30, 2019, the terms of a construction loan was modified by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investments was $1,046 both before and after modification. The effect of the modification on the allowance for loan losses was not significant. The Bank had commitments to lend an additional $308 to customers whose terms have been modified in troubled debt restructuring as of June 30, 2019. During the six months ended June 30, 2018, the Bank did not modify any loan as a troubled debt restructuring.

The terms of certain other loans have been modified during the six months ended June 30, 2019 and 2018 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

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

At June 30, 2019 and December 31, 2018, the risk rating of loans by class of loans was as follows:

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,494,537	$—	$2,362	$4,280	$2,501,179
Residential second mortgage	22,704	—	—	—	22,704
Commercial real estate:
Retail	5,163	—	1,137	—	6,300
Multifamily	59,196	—	—	—	59,196
Offices	22,317	—	2,959	—	25,276
Hotel/SROs	78,312	—	3,529	—	81,841
Industrial	14,629	—	—	—	14,629
Other	26,501	—	6,645	—	33,146
Construction	155,069	4,665	12,922	—	172,656
Commercial lines of credit:
Private banking	12,943	1,749	—	—	14,692
C&I lending	10,112	—	3,970	—	14,082
Other consumer loans	30	—	—	—	30
Total	$2,901,513	$6,414	$33,524	$4,280	$2,945,731

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,425,584	$—	$4,193	$220	$2,429,997
Residential second mortgage	22,444	—	—	—	22,444
Commercial real estate:
Retail	8,843	—	1,174	—	10,017
Multifamily	63,555	—	1,083	—	64,638
Offices	27,670	—	—	—	27,670
Hotel/SROs	101,414	—	—	—	101,414
Industrial	14,756	—	—	—	14,756
Other	31,451	—	1,009	—	32,460
Construction	158,489	8,733	9,383	—	176,605
Commercial lines of credit:
Private banking	15,762	—	176	—	15,938
C&I lending	17,785	—	4,053	—	21,838
Other consumer loans	26	—	—	—	26
Total	$2,887,779	$8,733	$21,071	$220	$2,917,803

The Bank sold pools of residential real estate mortgages for $71,915 and $157,508 during the three months ended June 30, 2019 and 2018, respectively, and $121,806 and $269,677 during the six months ended June 30, 2019 and 2018, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $1,860 and $5,068 for the three months ended June 30, 2019 and 2018, respectively, and $4,302 and $9,009 for the six months ended June 30, 2019 and 2018, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 6—Mortgage Servicing Rights, Net

The Bank records servicing assets from the sale of mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Residential real estate mortgage loan portfolios serviced for:
FNMA	$93,894	$85,364
FHLB	90,644	92,229
Private investors	698,636	713,095

Custodial escrow balances maintained with these serviced loans were $18,223 and $13,593 at June 30, 2019 and December 31, 2018, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mortgage servicing rights:
Beginning of period	$10,892	$7,801	$10,733	$6,706
Additions	1,019	2,066	1,862	3,587
Amortization	(838)	(554)	(1,522)	(980)
End of period	11,073	9,313	11,073	9,313

Valuation allowance at beginning of period	137	21	100	210
Additions (recoveries)	1,164	(3)	1,201	(192)
Valuation allowance at end of period	1,301	18	1,301	18

Mortgage servicing rights, net	$9,772	$9,295	$9,772	$9,295

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $(1,002) and $233 for the three months ended June 30, 2019 and 2018, respectively, and $(677) and $710 for the six months ended June 30, 2019 and 2018, respectively.

The fair value of mortgage servicing rights was $10,113 and $11,523 at June 30, 2019 and December 31, 2018, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at June 30, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 46.9%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 33.6%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

At June 30, 2019 and December 31, 2018, the carrying amount of certain individual groupings exceeded their fair values. See Note 13.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,164,244 and $894,279 at June 30, 2019 and December 31, 2018, respectively. Time deposits includes brokered deposits of $75,000 and $33,750 at June 30, 2019 and December 31, 2018, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $272,660 and $208,888 at June 30, 2019 and December 31, 2018, respectively.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 8—Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	Interest Rates	December 31, 2018	Interest Rates
Short-term fixed rate advances	$—	—	$103,000	2.60%
Long-term fixed rate advances	240,000	0.98%-1.96%	190,000	0.98%-1.18%
Total FHLB advances	$240,000		$293,000

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2019 to October 2026. Interest on advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At June 30, 2019, advances totaling $207,000 were callable by the FHLB as follows: $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At June 30, 2019, the Bank had additional borrowing capacity of $406,998 from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the six months ended June 30, 2019 and 2018 was $3,839 and $4,511, respectively. At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 2.82% and 2.87% at June 30, 2019 and December 31, 2018, respectively. The agreement has a one-year term and terminates in October 2019.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $1.0 billion at June 30, 2019.

Other Borrowings

The Company had available credit lines with other banks totaling $70,000 at June 30, 2019 and December 31, 2018. There were no borrowings under these credit lines during the six months ended June 30, 2019 and year ended December 31, 2018.

Note 9—Subordinated Notes, Net

The subordinated notes (“Notes”) were as follows:

	June 30, 2019	December 31, 2018
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	504	533
Unamortized debt issuance costs	(402)	(504)
Total	$65,102	$65,029

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,175 and $1,171 for the three months ended June 30, 2019 and 2018, respectively, and $2,349 and $2,343 for the six months ended June 30, 2019 and 2018, respectively. The Notes mature in April 2026.

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

Note 10—Stock Repurchase Program

In late 2018, the board of directors approved the repurchase of up to $50,000 of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. The Company received regulatory approval of its stock repurchase program and publicly announced the program in January 2019. Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status.

During the three months ended June 30, 2019, the Company repurchased and cancelled 1,034,792 shares of its common stock for $10,011, including commissions and fees (average repurchase price of $9.67 per share). During the six months ended June 30, 2019, the Company repurchased and cancelled 2,247,366 shares of its common stock for $21,555, including commissions and fees (average repurchase price of $9.59 per share). Such repurchases of common stock were funded through cash generated from operations. As of June 30, 2019, the Company had $28,445 of common stock purchases remaining that may be made under the program.

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

On March 1, 2019, the board of directors approved the issuance of options to purchase 84,889 shares of common stock with an exercise price of $10.12 to certain key employees which are accounted for as equity awards. These options to purchase shares of common stock had a weighted average grant-date fair value of $3.20 per option. The grant-date fair value of each stock option award is estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

Exercise price of options	$10.12
Risk-free interest rate	2.66%
Expected term (in years)	6.75
Expected stock price volatility	26.26%
Dividend yield	.40%

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

A summary of the stock option activity as of and for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2019	92,625	$13.73	9.22	$—
Granted	84,889	10.12
Exercised	—	—
Forfeited	(3,000)	13.73
Outstanding at June 30, 2019	174,514	$11.97	9.19	$—

The Company recorded share-based compensation expense associated with stock options of $39 and $26 for the three months ended June 30, 2019 and 2018, respectively, and $71 and $29 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $527 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.17 years. No options are exercisable at June 30, 2019.

Restricted Stock Awards

On March 1, 2019, the board of directors approved the issuance of 71,144 restricted stock awards to certain key employees. The restricted stock awards vest in installments of 50% in each of the third and fourth year after the date of grant. On May 23, 2019, the board of directors approved an additional issuance of 10,460 restricted stock awards to non-employee directors that vest on the first anniversary of the grant date. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

A summary of the restricted stock awards activity as of and for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2019	48,975	$13.55
Granted	81,604	9.91
Vested	(8,419)	13.62
Forfeited	—	—
Nonvested at June 30, 2019	122,160	$11.12

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded share-based compensation expense associated with restricted stock awards of $114 and $50 for the three months ended June 30, 2019 and 2018, respectively, and $208 and $56 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $1,050 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.15 years.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$13,434	$15,982	$29,117	$31,731

Denominator:
Weighted average common shares outstanding, basic	51,510,951	52,963,308	52,029,816	52,963,308
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted stock	9,993	2,057	9,184	1,825
Weighted average common shares outstanding, diluted	51,520,944	52,965,365	52,039,000	52,965,133

Income per share, basic and diluted	$0.26	$0.30	$0.56	$0.60

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	174,514	92,625	174,514	92,625
Restricted stock	10,460	—	57,352	—
Total	184,974	92,625	231,866	92,625

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2019 and December 31, 2018:

		Fair Value Measurements at June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$147,523	$147,523	$—	$—
Collateralized mortgage obligations	1,395	—	1,395	—
Collateralized debt obligations	284	—	—	284
Equity securities	4,001	4,001	—	—

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$142,858	$142,858	$—	$—
Collateralized mortgage obligations	1,600	—	1,600	—
Collateralized debt obligations	297	—	—	297
Equity securities	3,895	3,895	—	—

There were no transfers between Level 1 and Level 2 during 2019 and 2018.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2019 and December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	June 30, 2019	December 31, 2018
	Collateralized Debt Obligations	Collateralized Debt Obligations
Balance of recurring Level 3 assets at January 1,	$297	$571
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(11)	24
Principal maturities/settlements	(2)	(298)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$284	$297

Unrealized losses on Level 3 investments for collateralized debt obligations was $22 at June 30, 2019. In addition to the amounts included in income for the six months ended June 30, 2019 as presented in the table above, interest income recorded on collateralized debt obligations was $8. Unrealized losses on Level 3 investments for collateralized debt obligations were $11 at December 31, 2018. In addition to the amounts included in income for the year ended December 31, 2018 as presented in the table above, interest income recorded on collateralized debt obligations was $16.

The fair value of the collateralized debt obligations is obtained from third party pricing information. It is determined by calculating discounted cash flows using LIBOR curves plus spreads that adjust for credit risk and illiquidity. The Company also performs an internal analysis that considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers to collaborate the information used from the independent third party.

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at June 30, 2019 and December 31, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at June 30, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$7,902	$—	$—	$7,902

	Fair Value Measurements at December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction	$2,583	$—	$—	$2,583
Residential real estate	108	—	—	108
Mortgage servicing rights	1,858	—	—	1,858

As discussed previously, the fair values of collateral dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2019
	Fair Value	Valuation Technique	Unobservable Inputs
Mortgage servicing rights	$7,902	Discounted cash flow	Discount rate	9.5% – 12.0%
			Prepayment speed	7.3% – 46.9%
			Weighted average default rate	0.2%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
	Fair Value	Valuation Technique	Unobservable Inputs
Impaired loans:
Construction	$2,583	Sales comparison approach	Management discount for property type and recent market volatility	10%
Residential real estate	108	Sales comparison approach	Management discount for property type and recent market volatility	10%
Mortgage servicing rights	1,858	Discounted cash flow	Discount rate	9.5% - 12.0%
			Prepayment speed	7.0% - 33.6%
			Weighted average default rate	0.2%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2019 and December 31, 2018, are as follows:

	Fair Value Measurements at June 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$80,416	$80,416	$80,416	$—	$—
Interest-bearing time deposits with other banks	1,100	1,100	—	1,100	—
Mortgage loans held for sale	500	510	—	510	—
Loans, net	2,924,813	2,992,566	—	—	2,992,566

Financial Liabilities
Time deposits	1,164,244	1,164,898	—	1,164,898	—
Federal Home Loan Bank borrowings	240,000	238,316	—	238,316	—
Subordinated notes, net	65,102	67,600	—	67,600	—

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$52,526	$52,526	$52,526	$—	$—
Interest-bearing time deposits with other banks	1,100	1,100	1,100	—	—
Mortgage loans held for sale	1,248	1,261	—	1,261	—
Loans, net	2,893,262	2,987,419	—	—	2,987,419

Financial Liabilities
Time deposits	894,279	890,020	—	890,020	—
Federal Home Loan Bank borrowings	293,000	285,265	—	285,265	—
Subordinated notes, net	65,029	65,650	—	65,650	—

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

Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer was 2.50% starting January 1, 2019. The net unrealized gain or loss on investment securities is not included in regulatory capital. Starting January 1, 2019, banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio minimums of 7.0%, respectively. Management believes that at June 30, 2019, the Company and the Bank have met all regulatory capital requirements on a fully phased-in basis under the Basel III rules.

At June 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized. There have been no conditions or events since these notifications that management believes would have changed the Bank’s category.

At June 30, 2019 and December 31, 2018, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the Capital Adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimum not including the capital conservation buffer, at June 30, 2019 and December 31, 2018 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total adjusted capital to risk weighted assets
Consolidated	$427,660	21.91%	$156,117	8.00%	N/A	N/A
Bank	345,661	17.72	156,090	8.00	$195,113	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	341,640	17.51	117,088	6.00	N/A	N/A
Bank	324,743	16.64	117,068	6.00	156,090	8.00
Common Equity Tier 1 (CET1)
Consolidated	341,640	17.51	87,816	4.50	N/A	N/A
Bank	324,743	16.64	87,801	4.50	126,823	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	341,640	10.40	131,432	4.00	N/A	N/A
Bank	324,743	9.88	131,430	4.00	164,288	5.00

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total adjusted capital to risk weighted assets
Consolidated	$421,495	21.98%	$153,426	8.00%	N/A	N/A
Bank	324,905	16.94	153,403	8.00	$191,754	10.00%
Tier 1 (core) capital to risk weighted assets
Consolidated	334,616	17.45	115,069	6.00	N/A	N/A
Bank	303,055	15.80	115,052	6.00	153,403	8.00
Common Equity Tier 1 (CET1)
Consolidated	334,616	17.45	86,302	4.50	N/A	N/A
Bank	303,055	15.80	86,289	4.50	124,640	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	334,616	10.42	128,431	4.00	N/A	N/A
Bank	303,055	9.44	128,430	4.00	160,538	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is “well capitalized” as defined by regulatory guidelines. At June 30, 2019, $175,766 of consolidated retained earnings were available to pay dividends to the Company’s shareholders.

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

Note 15—Related Party Transactions

From time to time, the Company makes charitable contributions to a foundation which certain members of the board of directors of the Company and Bank, and whom are also related to the Company’s principal shareholder, serve as trustees of the foundation. The Company paid $225 to the foundation during the three months ended June 30, 2019 and 2018, and $450 during the six months ended June 30, 2019 and 2018.

The Bank provides monthly data processing and programming services to entities controlled by the Company’s principal shareholders. Aggregate fees received amounted to $25 and $29 during the three months ended June 30, 2019 and 2018, respectively, and $52 and $54 during the six months ended June 30, 2019 and 2018, respectively.

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

The Company leases certain storage and office space from entities owned by the Company’s principal shareholders. Amounts paid under such leases totaled $13 and $17 during the three months ended June 30, 2019 and 2018, respectively, and $26 and $34 during the six months ended June 30, 2019 and 2018, respectively. The Company also subleases certain office space to entities owned by the Company’s principal shareholders. Amounts received under such subleases totaled $69 and $67 during the three months ended June 30, 2019 and 2018, respectively, and $137 and $135 during the six months ended June 30, 2019 and 2018.

Rent expense totaled $948 and $1,869 for the three and six months ended June 30, 2018, respectively. The components of lease expense, which are recorded in noninterest expense – occupancy and equipment, in the condensed consolidated statements of income for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,134	$2,260
Variable lease cost	277	551
Total	$1,411	$2,811

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2019 (excluding the six months ended June 30, 2019)	$2,187
2020	4,119
2021	3,491
2022	2,709
2023	2,459
Thereafter	9,495
Total lease payments	24,460
Less: future interest costs(a)	(2,980)
Present value of lease liabilities	$21,480

(a)           Computed using the estimated interest rate for each lease

Other information related to the lease liabilities as of and for the six months ended June 30, 2019 was as follows:

Other Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$ 2,104
Weighted average remaining lease term	7.14 years
Weighted average discount rate	3.55%

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At June 30, 2019, outstanding commitments to make loans consisted of fixed rate loans of $15,602 with interest rates ranging from 2.75% to 4.875% and maturities ranging from 15 years to 30 years and variable rate loans of $212,885 with varying interest rates (ranging from 3.125% to 7.875% at June 30, 2019) and maturities ranging from 1 to 30 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Commitments to make loans	$228,487	$241,809
Unused lines of credit	191,122	160,803
Standby letters of credit	70	70

Note 18—Subsequent Events

Subsequent to June 30, 2019, the Company repurchased and canceled 329,443 shares of common stock for $3,300, including commission and fees.

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

We have grown significantly since 2013 while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In the first quarter of 2019, we opened a new branch in Koreatown in the Los Angeles market. As of June 30, 2019, the Company had total consolidated assets of $3.28 billion, total consolidated deposits of $2.55 billion and total consolidated shareholders’ equity of $342.1 million.

For the three months ended June 30, 2019, we originated loans of $356.5 million, down from $433.9 million for the same period of 2018, which included $316.1 million in residential mortgage loans, $38.7 million in construction loans, $1.2 million in commercial real estate loans, and $0.5 million in commercial lines of credit. For the six months ended June 30, 2019, we originated loans of $661.4 million, down from $841.8 million for the same period of 2018, which included $573.7 million in residential mortgage loans, $86.0 million in construction loans, $1.2 million in commercial real estate loans, and $0.5 million in commercial lines of credit. Also, for the three and six months ended June 30, 2019, we sold pools of residential mortgages loans for $71.9 million and $121.8 million, respectively, to third-party investors. We continue to focus on the residential mortgage market, construction, and commercial real estate lending.

Net income for the three months ended June 30, 2019 was $13.4 million, or $0.26 per diluted share as compared to $16.0 million, or $0.30 per diluted share, for the same period in 2018.

Net income for the six months ended June 30, 2019 was $29.1 million, or $0.56 per diluted share as compared to $31.7 million, or $0.60 per diluted share, for the same period in 2018.

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

During the six months ended June 30, 2019, there were no significant changes to our critical accounting policies and estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

Discussion and Analysis of Financial Condition

The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30, 2019		At December 31, 2018
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$2,523,883	86%	$2,452,441	84%
Commercial real estate	220,388	7%	250,955	9%
Construction	172,656	6%	176,605	6%
Total real estate	2,916,927	99%	2,880,001	99%
Commercial lines of credit	28,774	1%	37,776	1%
Other consumer	30	—%	26	—%
Total loans	2,945,731	100%	2,917,803	100%
Allowance for loan losses	(20,918)		(21,850)
Loans, net	$2,924,813		$2,895,953

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at June 30, 2019:

	Fixed	Adjustable	Total
	(In thousands)
Real estate:
Residential real estate	$15,643	$2,508,240	$2,523,883
Commercial real estate	30,430	189,958	220,388
Construction	—	172,656	172,656
Commercial lines of credit	441	28,333	28,774
Other consumer	30	—	30
Total	$46,544	$2,899,187	$2,945,731

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of June 30, 2019:

June 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$419,735	$15,417	$172,656	$28,333	$—	$636,141
More than 6 months through 12 months	393,426	14,119	—	—	—	407,545
More than 12 months through 24 months	417,946	45,794	—	—	—	463,740
More than 24 months through 36 months	669,659	27,532	—	—	—	697,191
More than 36 months through 60 months	529,914	87,096	—	—	—	617,010
More than 60 months	77,560	—	—	—	—	77,560
Fixed to maturity	15,643	30,430	—	441	30	46,544
Total	$2,523,883	$220,388	$172,656	$28,774	$30	$2,945,731

At June 30, 2019, $277.1 million, or 10%, of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans.  The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	June 30, 2019			December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$4,185	$500	$6,647	$3,487	$1,552	$4,440
Commercial real estate	—	—	50	—	—	60
Construction	2,280	—	—	1,971	—	—
Commercial lines of credit	—	—	—	176	—	—
Other consumer	—	—	—	—	—	—
Total delinquent loans	$6,465	$500	$6,697	$5,634	$1,552	$4,500

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2019 and December 31, 2018, we had $57 thousand and $80 thousand of accruing loans past due 90 days. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At June 30, 2019 and December 31, 2018, we had troubled debt restructuring loans of $152 thousand and $168 thousand, respectively, on nonaccrual status.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At June 30, 2019	At December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$6,590	$4,360
Commercial real estate	50	60
Construction	—	—
Commercial lines of credit	—	—
Other consumer	—	—
Total nonaccrual loans	6,640	4,420
Loans past due 90 days and still accruing	57	80
Troubled debt restructurings (2)	5,471	5,657
Real estate owned	22	—
Total nonperforming assets	$12,190	$10,157
Total loans	$2,945,731	$2,917,803
Total assets	$3,279,132	$3,196,774
Total nonaccrual loans to total loans	0.23%	0.15%
Total nonperforming assets to total assets	0.37%	0.32%

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$20,698	$19,132	$21,850	$18,457
Provision (recovery) for loan losses	180	1,120	(834)	1,761
Charge offs:
Residential real estate	—	(4)	—	(4)
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial lines of credit	—	—	(176)	—
Other consumer	—	—	—	—
Total charge offs	—	(4)	(176)	(4)
Recoveries:
Residential real estate	8	5	13	7
Commercial real estate	31	40	62	71
Construction	1	7	3	8
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total recoveries	40	52	78	86
Allowance for loan losses at end of period	$20,918	$20,300	$20,918	$20,300
Nonperforming loans and troubled debt restructurings at end of period	$12,168	$3,583	$12,168	$3,583
Total loans outstanding at end of period	$2,945,731	$2,836,456	$2,945,731	$2,836,456
Average loans outstanding during period	$2,994,142	$2,829,819	$2,968,345	$2,782,055
Allowance for loan losses to nonperforming loans and troubled debt restructurings	172%	567%	172%	567%
Allowance for loan losses to total loans at end of period	0.71%	0.72%	0.71%	0.72%
Net charge offs (recoveries) to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At June 30, 2019		At December 31, 2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$12,758	86%	$13,826	84%
Commercial real estate	3,214	7%	2,573	9%
Construction	3,067	6%	3,273	6%
Commercial lines of credit	780	1%	1,058	1%
Other consumer	1	—%	1	—%
Unallocated	1,098	N/A	1,119	N/A
Total	$20,918	100%	$21,850	100%

The allowance for loan losses as a percentage of loans was 0.71% and 0.75% as of June 30, 2019 and December 31, 2018, respectively. The decrease in the allowance for loan losses as a percentage of total loans at June 30, 2019, as compared to December 31, 2018 was primarily attributable to the release of previously recorded allowance for loan losses as the Company has experienced an elongated period of very low credit losses.

At June 30, 2019 and December 31, 2018, we had impaired loans of $9.1 million and $11.8 million, respectively. The decrease in impaired loans was primarily due to payoffs of previously impaired loans.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At June 30,		At December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$147,279	$147,523	$142,905	$142,858
Collateralized mortgage obligations	1,356	1,395	1,554	1,600
Collateralized debt obligations	306	284	308	297
Total	$148,941	$149,202	$144,767	$144,755

At June 30, 2019 and December 31, 2018, we had no investments in a single company or entity, other than the U.S. government, with an aggregate book value in excess of 10% of our total shareholders’ equity.

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

At June 30, 2019, gross unrealized losses on debt securities totaled $26 thousand. We do not consider the debt securities to be other-than-temporarily impaired at June 30, 2019, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At June 30, 2019 and December 31, 2018, equity securities totaled $4.2 million and $4.1 million, respectively.

Deposits

Total deposits were $2.55 billion at June 30, 2019, compared with $2.45 billion at December 31, 2018. The increase was attributable to an increase in our retail time deposits and brokered deposits, partially offset by a decrease in our money market deposit products. Retail time deposits increased by $228.7 million to $1.09 billion at June 30, 2019. Our brokered deposits increased by $41.3 million to $75.0 million at June 30, 2019. Money market deposits decreased by $174.6 million to $1.12 billion at June 30, 2019. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.23 billion at June 30, 2019, or 87.7% of total deposits at that date.

Borrowings

At June 30, 2019, we had the ability to borrow a total of $697.0 million from the Federal Home Loan Bank, which includes an available line of credit of $50.0 million. We also had available credit lines with additional banks totaling $70.0 million. At June 30, 2019, outstanding FHLB borrowings totaled $240.0 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, we have $65.0 million in subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet our daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds for one or two week periods.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2019 and 2018. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended						As of and for the Six Months Ended
	June 30, 2019			June 30, 2018			June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)						(Dollars in thousands)
Interest earning assets
Loans(1)	$2,994,142	$43,301	5.78%	$2,829,819	$38,580	5.45%	$2,968,345	$85,023	5.73%	$2,782,055	$74,980	5.39%
Securities includes restricted stock(2)	174,823	1,272	2.91%	159,243	842	2.12%	172,483	2,499	2.90%	150,478	1,661	2.21%
Other interest earning assets	28,794	216	3.00%	24,496	119	1.94%	30,037	452	3.01%	24,579	233	1.90%
Total interest earning assets	3,197,759	44,789	5.60%	3,013,558	39,541	5.25%	3,170,865	87,974	5.55%	2,957,112	76,874	5.20%
Noninterest earning assets
Cash and due from banks	10,594			10,420			10,826			11,336
Other assets	73,614			49,195			73,373			48,175
Total average assets	$3,281,967			$3,073,173			$3,255,064			$3,016,623
Interest-bearing liabilities
Savings, NOW, Money Markets	$1,356,200	$4,961	1.47%	$1,515,912	$4,468	1.18%	$1,414,839	$10,339	1.47%	$1,520,648	$8,602	1.14%
Time deposits	1,044,388	6,563	2.52%	715,863	2,711	1.52%	984,027	11,841	2.43%	710,872	5,166	1.47%
Total deposits	2,400,588	11,524	1.93%	2,231,775	7,179	1.29%	2,398,866	22,180	1.86%	2,231,520	13,768	1.24%
FHLB borrowings	323,583	1,375	1.68%	351,846	1,334	1.50%	296,227	2,430	1.63%	305,707	2,167	1.41%
Subordinated notes, net	65,079	1,175	7.22%	64,935	1,171	7.21%	65,061	2,349	7.22%	64,918	2,343	7.22%
Total borrowings	388,662	2,550	2.60%	416,781	2,505	2.38%	361,288	4,779	2.63%	370,625	4,510	2.42%
Total interest-bearing liabilities	2,789,250	14,074	2.02%	2,648,556	9,684	1.47%	2,760,154	26,959	1.97%	2,602,145	18,278	1.42%
Noninterest-bearing liabilities
Demand deposits	71,277			73,755			72,414			71,925
Other liabilities	75,634			50,874			79,467			50,465
Total noninterest-bearing liabilities	146,911			124,629			151,881			122,390
Shareholders’ equity	345,806			299,988			343,029			292,088
Total average liabilities and shareholders’ equity	$3,281,967			$3,073,173			$3,255,064			$3,016,623
Net interest income and spread		$30,715	3.58%		$29,857	3.78%		$61,015	3.58%		$58,596	3.78%
Net interest margin			3.84%			3.96%			3.85%			3.96%

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

	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) due to		Total Increase	Increase (Decrease) due to		Total Increase
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Change in interest income:
Loans	$2,307	$2,414	$4,721	$5,183	$4,860	$10,043
Securities, includes restricted stock	89	341	430	267	571	838
Other interest earning assets	24	73	97	60	159	219
Total change in interest income	2,420	2,828	5,248	5,510	5,590	11,100
Change in interest expense:
Saving/Now/Money Markets	(471)	964	493	(599)	2,336	1,737
Time deposits	1,581	2,271	3,852	2,466	4,209	6,675
Total deposits	1,110	3,235	4,345	1,867	6,545	8,412
FHLB borrowings	(107)	148	41	(67)	330	263
Subordinated notes, net	3	1	4	5	1	6
Total change in interest expense	1,006	3,384	4,390	1,805	6,876	8,681
Change in net interest income	$1,414	$(556)	$858	$3,705	$(1,286)	$2,419

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

General

Net income was $13.4 million for the three months ended June 30, 2019, compared to $16.0 million for the same period in 2018. Net income was $29.1 million for the six months ended June 30, 2019, compared to $31.7 million for the same period in 2018.

Net Interest Income

Net interest income was $30.7 million for the three months ended June 30, 2019, an increase of $0.9 million, or 3%, compared to the same period in 2018.

Interest income increased $5.2 million, or 13%, to $44.8 million compared to the three months ended June 30, 2018. The increase in interest income was the result of an increase in interest rates and volume of loans during the three months ended June 30, 2019. Our average yield on interest-earning assets increased 35 basis points to 5.60%. Our average balance on interest-earning assets, primarily related to loans, increased $184.2 million, or 6%.

Interest expense increased $4.4 million, or 45%, to $14.1 million compared to the three months ended June 30, 2018. The increase was primarily the result of an increase in interest rates in 2019. Our average rate paid on interest-bearing liabilities increased 55 basis points to 2.02%. Our average balance of interest-bearing liabilities increased $140.7 million, or 5%.

Net interest income was $61.0 million for the six months ended June 30, 2019, an increase of $2.4 million, or 4%, compared to the same period in 2018.

Interest income increased $11.1 million, or 14%, to $88.0 million compared to the six months ended June 30, 2018. The increase in interest income was the result of an increase in interest rates and volume of loans in 2019. Our average yield on interest-earning assets increased 35 basis points to 5.55%. Our average balance on interest-earning assets, primarily related to loans, increased $213.8 million, or 7%.

Interest expense increased $8.7 million, or 47%, to $27.0 million compared to the six months ended June 30, 2018. The increase was primarily the result of an increase in rates in 2019. Our average rate paid on interest-bearing liabilities increased 55 basis points to 1.97%. Our average balance of interest-bearing liabilities increased $158.0 million, or 6%.

Net Interest Margin and Spreads

Net interest margin was 3.84% for the three months ended June 30, 2019, compared with 3.96% for the same period in 2018. The interest rate spread was 3.58% for the three months ended June 30, 2019, compared with 3.78% for the same period in 2018. The decrease in net interest margin and spread was due to a 55 basis point increase in the cost of our interest-bearing liabilities, primarily related to interest-bearing deposits, partially offset by a 35 basis point increase in the yield of our interest-earning assets, primarily related to loans.

Our average balance of interest-bearing deposits increased $168.8 million, or 8%, to $2.40 billion for the three months ended June 30, 2019. Our average rate paid on interest-bearing deposits increased 64 basis points to 1.93% for the three months ended June 30, 2019. The rate on interest-bearing deposits increased as some customers shifted their deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits.

Our average balance of loans increased $164.3 million, or 6%, to $2.99 billion for the three months ended June 30, 2019. Our average yield on loans increased 33 basis points to 5.78% for the three months ended June 30, 2019 from 5.45% for the same period in 2018. The yield on our loan portfolio increased primarily due to certain variable rate loans resetting at higher rates.

Net interest margin was 3.85% for the six months ended June 30, 2019, compared with 3.96% for the same period in 2018. The interest rate spread was 3.58% for the six months ended June 30, 2019, compared with 3.78% for the same period in 2018. The decrease in net interest margin and spread was due to a 55 basis point increase in the cost of our interest-bearing liabilities, primarily related to interest-bearing deposits, partially offset by a 35 basis point increase in the yield of our interest-earning assets, primarily related to loans.

Our average balance of interest-bearing deposits increased $167.3 million, or 7%, to $2.40 billion for the six months ended June 30, 2019. Our average rate paid on interest-bearing deposits increased 62 basis points to 1.86% for the six months ended June 30, 2019. The rate on interest-bearing deposits increased as some customers shifted their deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits.

Our average balance of loans increased $186.3 million, or 7%, to $2.97 billion for the six months ended June 30, 2019. Our average yield on loans increased 34 basis points to 5.73% for the six months ended June 30, 2019 from 5.39% for the same period in 2018. The yield on our loan portfolio increased primarily due to certain variable rate loans resetting at higher rates.

Provision (recovery) for Loan Losses

During the three months ended June 30, 2019, our provision for loan losses was $0.2 million, a decrease of $0.9 million from the three months ended June 30, 2018, primarily attributable to the slower growth in total loans held for investment.

During the six months ended June 30, 2019, our provision for loan losses was $(0.8) million compared to a $1.8 million of provision for loan losses during the six months ended June 30, 2018, primarily resulting from a $(1.0) million of provision for loan losses recorded during the three months ended March 31, 2019. The reduced provision for loan losses reflects the migration of certain residential real estate loans to a lower risk level as a result of the seasoning of the loan portfolio in our newer markets, lower volumes of loan originations in the first half of 2019, and the elimination of general reserve on certain collateral dependent loans that have valuations higher than our recorded investments.

The allowance for loan losses was $20.9 million, or 0.71% of total loans at June 30, 2019, compared to $21.9 million, or 0.75% of total loans at December 31, 2018.

Non-interest Income

Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$112	$92	$20	22%	$216	$166	$50	30%
Investment management and advisory fees	425	500	(75)	(15)%	765	1,123	(358)	(32)%
Loss on sale of investment securities	—	(3)	3	N/M	—	(3)	3	N/M
Gain on sale of mortgage loans held for sale	142	28	114	407%	180	93	87	94%
Gain on sale of portfolio loans	1,860	5,068	(3,208)	(63)%	4,302	9,009	(4,707)	(52)%
Unrealized gains (losses) on equity securities	57	(30)	87	290%	106	(94)	200	213%
Net servicing income (loss)	(1,002)	233	(1,235)	(530)%	(677)	710	(1,387)	(195)%
Income on cash surrender value of bank-owned life insurance	315	295	20	7%	625	590	35	6%
Other	159	114	45	39%	379	196	183	93%
Total non-interest income	$2,068	$6,297	$(4,229)	(67)%	$5,896	$11,790	$(5,894)	(50)%

N/M – Not meaningful

Non-interest income of $2.1 million for the three months ended June 30, 2019 decreased $4.2 million as compared to the same period in 2018. Non-interest income of $5.9 million for the six months ended June 30, 2019 decreased $5.9 million as compared to the same period in 2018. The decrease in noninterest income for the three and six months ended June 30, 2019, compared to the same periods in 2018, was primarily the result of a decrease in gain on sale of portfolio loans due to lower volume of loans sold in the secondary market in 2019, and a $1.2 million valuation allowance taken against mortgage servicing rights in the three months ended June 30, 2019, as a result of the decline in long-term interest rates.

Non-interest Expense

Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,381	$7,229	$152	2%	$14,648	$13,878	$770	6%
Occupancy and equipment	2,170	1,610	560	35%	4,407	3,156	1,251	40%
Professional fees	1,104	824	280	34%	2,066	1,446	620	43%
Advertising and marketing	406	351	55	16%	845	700	145	21%
FDIC assessments	190	474	(284)	(60)%	445	1,017	(572)	(56)%
Data processing	303	295	8	3%	611	583	28	5%
Other	2,171	1,838	333	18%	3,825	3,344	481	14%
Total non-interest expense	$13,725	$12,621	$1,104	9%	$26,847	$24,124	$2,723	11%

Non-interest expense of $13.7 million for the three months ended June 30, 2019 increased $1.1 million as compared to the same period of 2018. Non-interest expense of $26.8 million for the six months ended June 30, 2019 increased $2.7 million as compared to the same period of 2018. The increase in occupancy and equipment expenses is primarily due to a full three and six months impact of expenses related to our branch network expansion in the greater Seattle market, New York and California primarily during the second half of 2018 and the first half of 2019 as compared to fewer months of expenses incurred in the prior period. Regulatory compliance initiatives attributed to increased professional fees during both the three and six months ended June 30, 2019. Partially offsetting these increases was the decrease in our FDIC assessments.

Income Tax Expense.  We recorded an income tax expense of $5.4 million for the three months ended June 30, 2019, a decrease from $6.4 million for the three months ended June 30, 2018. Our effective tax rate was 28.8% and 28.7% for the three months ended June 30, 2019 and 2018, respectively. We recorded income tax expense of $11.8 million for the first half of 2019, reflecting an effective tax rate of 28.8%, compared to $12.8 million for the same period of 2018, reflecting an effective tax rate of 28.7%.

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

Our most liquid assets are cash and due from banks, interest-bearing deposits with other banks and U.S. Treasury securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019 and December 31, 2018, cash and due from banks totaled $80.4 million and $52.5 million, respectively; debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $149.2 million and $144.8 million, respectively. Interest-bearing time deposits with other banks totaled $1.1 million at June 30, 2019 and December 31, 2018.

At June 30, 2019, we had the ability to borrow a total of $697.0 million from the Federal Home Loan Bank including an available line of credit with the Federal Home Loan Bank of $50.0 million. At June 30, 2019, we also had available credit lines with additional banks for $70.0 million. Outstanding borrowings at June 30, 2019 with the Federal Home Loan Bank totaled $240.0 million, and there were no amounts outstanding with the aforementioned additional banks.

In December 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. Under this program, the Company is not obligated to repurchase shares of its common stock. During the six months ended June 30, 2019, the Company repurchased and cancelled 2,247,366 shares of its common stock for $21.6 million, including commissions and fees. Such repurchases of shares of common stock were funded through cash generated from operations. As of June 30, 2019, the Company had $28.4 million of common stock purchases remaining that may be made under the program.

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

At June 30, 2019, we had $419.6 million in loan commitments outstanding, and $70 thousand in standby letters of credit. At December 31, 2018, we had $402.6 million in loan commitments outstanding, and $70 thousand in standby letters of credit.

Time deposits due within one year of June 30, 2019 totaled $796.9 million, or 31% of total deposits. Total time deposits at June 30, 2019 were $1.16 billion, or 46%, of total deposits. Time deposits due within one year of December 31, 2018 totaled $473.9 million, or 19% of total deposits. Total time deposits at December 31, 2018 were $894.3 million, or 36% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended June 30, 2019 and 2018, we originated $356.5 million and $433.9 million of loans, respectively, and purchased $30.9 million and $51.4 million of investment securities, respectively. During the six months ended June 30, 2019 and 2018, we originated $661.4 million and $841.8 million of loans, respectively, and purchased $77.5 million and $76.1 million of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $110.1 million and $49.4 million for the three months ended June 30, 2019 and 2018, respectively, and a net increase in total deposits of

$94.0 million and $95.5 million for the six months ended June 30, 2019 and 2018, respectively. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. We expect the high level of core deposits to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth.

We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $71.9 million and $157.5 million in proceeds from the sale of loans in the three months ended June 30, 2019 and 2018, respectively. We generated $121.8 million and $269.7 million in proceeds from the sale of loans in the six months ended June 30, 2019 and 2018, respectively.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis for purposes of assessing our needs for additional capital and ability to pay cash dividends. At June 30, 2019 and December 31, 2018, each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under regulatory guidelines. Refer to Note 14 in the unaudited condensed consolidated financial statements for additional information.

The following tables present our capital ratios as of the indicated dates for the Company and Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at June 30, 2019	Company Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	21.91%	21.98%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	17.51%	17.45%
Common Tier 1 (CET 1)	N/A	4.50%	3.00%	17.51%	17.45%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	10.40%	10.42%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at June 30, 2019	Bank Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	17.72%	16.94%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	16.64%	15.80%
Common Tier 1 (CET 1)	6.50%	4.50%	3.00%	16.64%	15.80%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.88%	9.44%

Effective January 1, 2019, the Basel Rules require the Company to maintain a 2.5% “capital conservation buffer” over the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. As of June 30, 2019, the Company’s and the Bank’s risk based capital exceeded the required capital conservation buffer.

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

Net Interest Income Simulation.  We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest income. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows.

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning June 30, 2019 and December 31, 2018. The table below demonstrates that for the initial twelve-month period after an immediate and parallel rate shock, we are liability sensitive in a rising interest rate environment.

	At June 30,		At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	$101,306	(13.9)%	$94,251	(23.4)%
300	106,410	(9.5)%	103,028	(16.3)%
200	110,745	(5.8)%	110,806	(10.0)%
100	114,272	(2.8)%	117,419	(4.6)%
0	117,622		123,052
–100	115,869	(1.5)%	125,930	2.3%
–200	115,664	(1.7)%	127,378	3.5%

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning June 30, 2019 and December 31, 2018.

	At June 30,		At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$373,713	(4.3)%	$419,344	(10.7)%
300	391,882	0.4%	444,120	(5.4)%
200	400,277	2.5%	455,502	(3.0)%
100	399,763	2.4%	464,655	(1.0)%
0	390,416		469,560
–100	340,413	(12.8)%	443,588	(5.5)%
–200	266,926	(31.6)%	387,703	(17.4)%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended June 30, 2019:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2019	—	$—	—	$—
May 1 - 31, 2019	172,263	9.92	172,263	36,746,885
June 1 - 30, 2019	862,529	9.63	862,529	28,444,354
Total	1,034,792	$9.67	1,034,792

(1)   Includes commissions and fees

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1	Agreement dated June 18, 2019 by and Between Sterling Bank and Trust, FSB and the Office of the Comptroller of the Currency	X

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: August 9, 2019		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS LOPP
Thomas Lopp President Chief Operating Officer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)