Form 10-Q
period 2019-09-30
Sterling Bancorp, Inc.
filed 2019-11-08
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, there were 50,203,081 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$146,246	$52,526
Interest-bearing time deposits with other banks	1,100	1,100
Investment securities	153,306	148,896
Mortgage loans held for sale	837	1,248
Loans, net of allowance for loan losses of $21,204 and $21,850	2,904,232	2,895,953
Accrued interest receivable	13,861	13,529
Mortgage servicing rights, net	9,910	10,633
Leasehold improvements and equipment, net	9,386	9,489
Operating lease right-of-use assets	19,662	—
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	31,761	31,302
Deferred tax asset, net	6,681	6,122
Other assets	2,298	3,026
Total assets	$3,322,230	$3,196,774

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$77,335	$76,815
Interest-bearing deposits	2,494,510	2,375,870
Total deposits	2,571,845	2,452,685
Federal Home Loan Bank borrowings	229,000	293,000
Subordinated notes, net	65,140	65,029
Operating lease liabilities	20,804	—
Accrued expenses and other liabilities	84,064	51,003
Total liabilities	2,970,853	2,861,717

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,424,940 and 53,012,283 shares at September 30, 2019 and December 31, 2018, respectively	85,515	111,238
Additional paid-in capital	13,138	12,713
Retained earnings	252,571	211,115
Accumulated other comprehensive income (loss)	153	(9)
Total shareholders’ equity	351,377	335,057
Total liabilities and shareholders’ equity	$3,322,230	$3,196,774

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$42,351	$40,772	$127,374	$115,752
Interest and dividends on investment securities and restricted stock	1,252	958	3,751	2,619
Other interest	608	166	1,060	399
Total interest income	44,211	41,896	132,185	118,770

Interest expense
Interest on deposits	12,249	8,628	34,429	22,396
Interest on Federal Home Loan Bank borrowings	777	1,297	3,207	3,464
Interest on subordinated notes	1,175	1,173	3,524	3,516
Total interest expense	14,201	11,098	41,160	29,376

Net interest income	30,010	30,798	91,025	89,394
Provision (recovery) for loan losses	251	423	(583)	2,184
Net interest income after provision (recovery) for loan losses	29,759	30,375	91,608	87,210

Non-interest income
Service charges and fees	111	100	327	266
Investment management and advisory fees	477	445	1,242	1,568
Loss on sale of investment securities	—	—	—	(3)
Gain on sale of mortgage loans held for sale	194	129	374	222
Gain on sale of portfolio loans	1,683	2,876	5,985	11,885
Unrealized gains (losses) on equity securities	30	(31)	136	(125)
Net servicing income (loss)	240	291	(437)	1,001
Income on cash surrender value of bank-owned life insurance	324	299	949	889
Other	106	124	485	320
Total non-interest income	3,165	4,233	9,061	16,023

Non-interest expense
Salaries and employee benefits	7,545	6,973	22,193	20,851
Occupancy and equipment	2,126	1,760	6,533	4,916
Professional fees	1,389	898	3,455	2,344
Advertising and marketing	269	470	1,114	1,170
FDIC assessments	(5)	186	440	1,203
Data processing	271	311	882	894
Other	1,831	1,933	5,656	5,277
Total non-interest expense	13,426	12,531	40,273	36,655

Income before income taxes	19,498	22,077	60,396	66,578
Income tax expense	5,614	6,336	17,395	19,106
Net income	$13,884	$15,741	$43,001	$47,472

Income per share:
Basic	$0.28	$0.30	$0.84	$0.90
Diluted	$0.28	$0.30	$0.83	$0.90

Weighted average common shares outstanding:
Basic	50,428,108	52,963,308	51,490,046	52,963,308
Diluted	50,441,572	52,966,593	51,500,657	52,965,089

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$13,884	$15,741	$43,001	$47,472
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on investment securities, arising during the period, net of tax effect of $(14), $5, $63, and $19, respectively	(35)	19	162	72
Reclassification adjustment for losses included in net income of $-, $-, $-, and $3, respectively, in loss on sale of investment securities, net of tax effect of $-, $-, $-, and $(1), respectively	—	—	—	2
Total other comprehensive income (loss)	(35)	19	162	74
Comprehensive income	$13,849	$15,760	$43,163	$47,546

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2018	52,963,308	$111,238	$12,416	$149,816	$(172)	$273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities	—	—	—	(50)	50	—
Net income	—	—	—	15,749	—	15,749
Stock-based compensation	39,655	—	9	—	—	9
Other comprehensive loss	—	—	—	—	(13)	(13)
Dividends distributed ($0.01 per share)	—	—	—	(531)	—	(531)
Balance at March 31, 2018	53,002,963	111,238	12,425	164,984	(135)	288,512
Net income	—	—	—	15,982	—	15,982
Stock-based compensation	—	—	76	—	—	76
Other comprehensive income	—	—	—	—	68	68
Dividends distributed ($0.01 per share)	—	—	—	(528)	—	(528)
Balance at June 30, 2018	53,002,963	111,238	12,501	180,438	(67)	304,110
Net income	—	—	—	15,741	—	15,741
Stock-based compensation	9,320	—	103	—	—	103
Other comprehensive income	—	—	—	—	19	19
Dividends distributed ($0.01 per share)	—	—	—	(530)	—	(530)
Balance at September 30, 2018	53,012,283	$111,238	$12,604	$195,649	$(48)	$319,443

Balance at January 1, 2019	53,012,283	$111,238	$12,713	$211,115	$(9)	$335,057
Net income	—	—	—	15,683	—	15,683
Repurchases of shares of common stock (Note 10)	(1,212,574)	(11,544)	—	—	—	(11,544)
Stock-based compensation	71,144	—	126	—	—	126
Other comprehensive income	—	—	—	—	106	106
Dividends distributed ($0.01 per share)	—	—	—	(526)	—	(526)
Balance at March 31, 2019	51,870,853	99,694	12,839	226,272	97	338,902
Net income	—	—	—	13,434	—	13,434
Repurchases of shares of common stock (Note 10)	(1,034,792)	(10,011)	—	—	—	(10,011)
Stock-based compensation	10,460	—	153	—	—	153
Other comprehensive income	—	—	—	—	91	91
Dividends distributed ($0.01 per share)	—	—	—	(516)	—	(516)
Balance at June 30, 2019	50,846,521	89,683	12,992	239,190	188	342,053
Net income	—	—	—	13,884	—	13,884
Repurchases of shares of common stock (Note 10)	(421,581)	(4,168)	—	—	—	(4,168)
Stock-based compensation	—	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(35)	(35)
Dividends distributed ($0.01 per share)	—	—	—	(503)	—	(503)
Balance at September 30, 2019	50,424,940	$85,515	$13,138	$252,571	$153	$351,377

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$43,001	$47,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(583)	2,184
Deferred income taxes	(622)	(174)
Loss on sale of investment securities	—	3
Unrealized (gains) losses on equity securities	(136)	125
Accretion on investment securities, net	(1,273)	(514)
Depreciation and amortization of leasehold improvements and equipment	1,210	959
Amortization of intangible asset	338	338
Originations, net of principal payments, mortgage loans held for sale	(42,026)	(29,565)
Proceeds from sale of mortgage loans held for sale	42,375	27,623
Gain on sale of mortgage loans held for sale	(374)	(222)
Gain on sale of portfolio loans	(5,985)	(11,885)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(459)	(466)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	3,488	1,375
Stock-based compensation	425	188
Other	124	104
Change in operating assets and liabilities:
Accrued interest receivable	(332)	(1,594)
Other assets	4,170	(851)
Accrued expenses and other liabilities	30,443	24,795
Net cash provided by operating activities	73,784	59,895

Cash Flows From Investing Activities
Investment securities:
Maturities and principal receipts	114,433	57,891
Sales	—	2,778
Purchases	(117,209)	(76,091)
Loans originated, net of repayments	(177,470)	(547,298)
Proceeds from the sale of portfolio loans	173,397	352,141
Purchase of leasehold improvements and equipment	(1,107)	(2,956)
Net cash used in investing activities	(7,956)	(213,535)

Cash Flows From Financing Activities
Net increase in deposits	119,160	166,961
Proceeds from advances from Federal Home Loan Bank	2,461,000	4,275,000
Repayments of advances from Federal Home Loan Bank	(2,525,000)	(4,278,000)
Repurchases of shares of common stock	(25,723)	—
Dividends paid to shareholders	(1,545)	(1,589)
Net cash provided by financing activities	27,892	162,372
Net change in cash and due from banks	93,720	8,732
Cash and due from banks at beginning of period	52,526	40,147
Cash and due from banks at end of period	$146,246	$48,879

Supplemental cash flows information
Cash paid:
Interest	$29,667	$23,568
Income taxes	15,946	18,500
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	169,844	382,531
Transfers of residential real estate loans from mortgage loans held for sale	103	39,210
Right-of-use assets obtained in exchange for new operating lease liabilitites	740	—

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2019, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for any future annual or interim period. The consolidated balance sheet at December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s operating leases are included in operating lease right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet at September 30, 2019. The lessors’ rate implicit in the operating leases were not available to the Company and were not determinable from the terms of the leases. Therefore, the Company’s incremental borrowing rate was used in determining the present value of the future lease payments when measuring the operating lease liabilities. The incremental borrowing rates were not observable and therefore, the rates were estimated primarily using observable borrowing rates on the Company’s FHLB advances. The FHLB borrowing rates are generally for over collateralized advances for varying lengths of maturity. Therefore, the risk-free U.S. Government bond rate and high-credit quality unsecured corporate bond rates were also considered in estimating the incremental borrowing rates. The Company’s incremental borrowing rates were developed considering its monthly payment amounts and the initial terms of its leases. These incremental borrowing rates were applied to future lease payments in determining the present value of the operating lease liability for each lease.

As stated, the comparative prior period information for the three and nine months ended September 30, 2018 has not been adjusted and continues to be reported under the Company’s historical lease recognition policies under Topic 840, Leases.

The disclosure requirements of Topic 842 are included within Note 16, Operating Leases.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements as follows: (1) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the reporting entity’s policy for timing of transfers between levels; (2) removes the requirement to disclose the valuation processes for Level 3 fair value measurements; (3) clarifies that the measurement uncertainty disclosure for recurring Level 3 fair value measurements is to communicate information about the uncertainty in measurement as of the reporting date; (4) requires disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period; and (5) requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt the provisions that remove or modify disclosures upon issuance of this ASU and delay adoption of the additional disclosures until the effective date. The adoption of the new guidance is not expected to have a material impact on the Company’s current fair value measurement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the other-than-temporary impairment model for available for sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for a reversal of credit losses in future periods. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and improves areas of guidance related to Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. At this time, the Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. The implementation team has been working with a software vendor to assist in implementing required changes to credit loss estimation models and processes. The historical data set for model development has been finalized, and the credit loss estimation models are in the process of being developed and tested. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its condensed consolidated financial statements.

In October 2019, the FASB voted to issue an additional ASU to defer the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies (as defined by the U.S. Securities and Exchange Commission). The Company, as a smaller reporting company as of the relevant measuring period, would qualify for this extension. Management plans to delay the implementation of CECL beyond 2020 and adjust the timetable of different CECL implementation tasks. Management believes that the Company will benefit from additional time to run parallel testing and refine credit loss estimation models.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At September 30, 2019 and December 31, 2018, residential real estate loans accounted for 86% and 84%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. Approximately 90% and 94% of the loan portfolio was originated in California at September 30, 2019 and December 31, 2018, respectively.

Reclassifications to Prior Periods’ Financial Statements

Certain prior period amounts have been reclassified to conform with the current period presentation. Net servicing income (loss) has been reclassified from other non-interest income and reported separately on the condensed consolidated statements of income.

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses:

	September 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$147,363	$189	$(4)	$147,548
Collateralized mortgage obligations	1,236	45	—	1,281
Collateralized debt obligations	217	—	(17)	200
Total	$148,816	$234	$(21)	$149,029

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

No securities of any single issuer, other than debt securities issued by the U.S. government were in excess of 10% of total shareholders’ equity as of September 30, 2019 and December 31, 2018.

There were no sales of debt securities available for sale during the three and nine months ended September 30, 2019. The proceeds from sales of debt securities available for sale were zero and $2,778 for the three and nine months ended September 30, 2018. Gross realized losses on these sales were zero and $3 for the three and nine months ended September 30, 2018.

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at September 30, 2019 are shown below by contractual maturity. Collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$127,566	$127,744
Due greater than one year	19,797	19,804
Collateralized mortgage obligations	1,236	1,281
Collateralized debt obligations	217	200
Total	$148,816	$149,029

The table summarizes debt securities available for sale, at fair value, with unrealized losses at September 30, 2019 and December 31, 2018 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$19,912	$(4)	$—	$—	$19,912	$(4)
Collateralized debt obligations	—	—	200	(17)	200	(17)
Total	$19,912	$(4)	$200	$(17)	$20,112	$(21)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$113,219	$(56)	$—	$—	$113,219	$(56)
Collateralized debt obligations	—	—	297	(11)	297	(11)
Total	$113,219	$(56)	$297	$(11)	$113,516	$(67)

As of September 30, 2019, the Company’s debt securities portfolio consisted of 8 debt securities, with 2 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary.

A collateralized debt obligation with a carrying value of $200 and $297 at September 30, 2019 and December 31, 2018, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative”. The issuers of the underlying collateral for the security are primarily banks. Management uses in-house and third party other-than-

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $17 and $11 of the unrealized losses reported at September 30, 2019 and December 31, 2018, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At September 30, 2019 and December 31, 2018, equity securities totaled $4,277 and $4,141, respectively.

At September 30, 2019 and December 31, 2018, equity securities with readily determinable fair values were $4,031 and $3,895, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three and nine months ended September 30, 2019 and 2018:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains (losses) recorded during the period on equity securities	$30	$(31)	$136	$(125)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$30	$(31)	$136	$(125)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 for both September 30, 2019 and December 31, 2018.

Note 5—Loans

Major categories of loans were as follows:

	September 30,	December 31,
	2019	2018
Residential real estate	$2,505,274	$2,452,441
Commercial real estate	224,570	250,955
Construction	171,051	176,605
Commercial lines of credit	24,512	37,776
Other consumer	29	26
Total loans	2,925,436	2,917,803
Less: allowance for loan losses	(21,204)	(21,850)
Loans, net	$2,904,232	$2,895,953

Loans with carrying values of $936,864 and $898,731 were pledged as collateral on FHLB borrowings at September 30, 2019 and December 31, 2018, respectively.

The table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ending September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,758	$3,214	$3,067	$780	$1	$1,098	$20,918
Provision (recovery) for loan losses	(321)	696	155	(193)	—	(86)	251
Charge offs	—	—	—	—	—	—	—
Recoveries	3	30	2	—	—	—	35
Total ending balance	$12,440	$3,940	$3,224	$587	$1	$1,012	$21,204

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Nine Months Ended September 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,402)	1,275	(54)	(295)	—	(107)	(583)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	16	92	5	—	—	—	113
Total ending balance	$12,440	$3,940	$3,224	$587	$1	$1,012	$21,204

Three Months Ended September 30, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,675	$2,595	$3,211	$787	$1	$1,031	$20,300
Provision (recovery) for loan losses	28	—	110	181	—	104	423
Charge offs	—	—	—	—	—	—	—
Recoveries	6	31	5	—	—	—	42
Total ending balance	$12,709	$2,626	$3,326	$968	$1	$1,135	$20,765

Nine Months Ended September 30, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,279	$2,040	$2,218	$469	$1	$1,450	$18,457
Provision (recovery) for loan losses	421	484	1,095	499	—	(315)	2,184
Charge offs	(4)	—	—	—	—	—	(4)
Recoveries	13	102	13	—	—	—	128
Total ending balance	$12,709	$2,626	$3,326	$968	$1	$1,135	$20,765

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

September 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$—	$5	$—	$—	$48
Collectively evaluated for impairment	12,397	3,940	3,224	582	1	1,012	21,156
Total ending allowance balance	$12,440	$3,940	$3,224	$587	$1	$1,012	$21,204
Loans:
Loans individually evaluated for impairment	$219	$1,118	$4,503	$134	$—	$—	$5,974
Loans collectively evaluated for impairment	2,505,055	223,452	166,548	24,378	29	—	2,919,462
Total ending loans balance	$2,505,274	$224,570	$171,051	$24,512	$29	$—	$2,925,436

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$30	$78	$195	$—	$—	$349
Collectively evaluated for impairment	13,780	2,543	3,195	863	1	1,119	21,501
Total ending allowance balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Loans:
Loans individually evaluated for impairment	$228	$3,779	$7,412	$416	$—	$—	$11,835
Loans collectively evaluated for impairment	2,452,213	247,176	169,193	37,360	26	—	2,905,968
Total ending loans balance	$2,452,441	$250,955	$176,605	$37,776	$26	$—	$2,917,803

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At September 30, 2019			At December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$127	$101	$—	$—	$—	$—
Commercial real estate:
Retail	1,323	1,118	—	1,370	1,174	—
Multifamily	—	—	—	1,088	1,083	—
Construction	4,504	4,503	—	4,751	4,751	—
Commercial lines of credit, C&I lending	—	—	—	—	—	—
Subtotal	5,954	5,722	—	7,209	7,008	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	117	118	43	254	228	46
Commercial real estate, offices	—	—	—	1,530	1,522	30
Construction	—	—	—	2,661	2,661	78
Commercial lines of credit:
Private banking	134	134	5	316	316	95
C&I lending	—	—	—	100	100	100
Subtotal	251	252	48	4,861	4,827	349
Total	$6,205	$5,974	$48	$12,070	$11,835	$349

In the above table, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans which was not significant.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$102	$—	$—	$—	$—	$—
Commercial real estate:
Retail	1,127	16	10	1,202	16	11
Multifamily	—	—	—	1,091	12	8
Construction	6,492	58	52	4,732	97	48
Commercial lines of credit, C&I lending	67	1	1	—	—	—
Subtotal	7,788	75	63	7,025	125	67
With an allowance for loan losses recorded:
Residential real estate, first mortgage	118	1	1	121	1	1
Commercial real estate, offices	—	—	—	1,532	24	15
Construction	—	—	—	2,661	55	37
Commercial lines of credit:
Private banking	135	1	1	325	3	2
C&I lending	—	—	—	100	1	1
Subtotal	253	2	2	4,739	84	56
Total	$8,041	$77	$65	$11,764	$209	$123

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$105	$—	$—	$—	$—	$—
Commercial real estate:
Retail	1,146	46	41	1,220	48	43
Multifamily	598	12	12	725	24	20
Offices	504	25	25	—	—	—
Construction	8,274	376	370	2,996	196	147
Commercial lines of credit, C&I Lending	89	5	5	—	—	—
Subtotal	10,716	464	453	4,941	268	210
With an allowance for loan losses recorded:
Residential real estate, first mortgage	119	4	3	121	4	3
Commercial real estate, offices	—	—	—	1,541	67	59
Construction	—	—	—	1,774	107	89
Commercial lines of credit:
Private banking	137	5	5	331	14	13
C&I lending	—	—	—	67	3	3
Subtotal	256	9	8	3,834	195	167
Total	$10,972	$473	$461	$8,775	$463	$377

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Also presented in the table above is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. The average balances are calculated based on the month-end balances of the loans for the period reported.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$6,417	$55	$4,360	$80
Commercial real estate:
Retail	45	—	60	—
Construction	3,457	—	—	—
Total	$9,919	$55	$4,420	$80

The following tables present the aging of the recorded investment in past due loan by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$8,930	$284	$6,472	$15,686	$2,465,981	$2,481,667
Residential second mortgage	210	309	—	519	23,088	23,607
Commercial real estate:
Retail	—	—	45	45	6,170	6,215
Multifamily	—	—	—	—	59,889	59,889
Offices	—	—	—	—	28,208	28,208
Hotel/Single-room occupancy hotels	—	—	—	—	81,529	81,529
Industrial	—	—	—	—	14,211	14,211
Other	—	—	—	—	34,518	34,518
Construction	—	—	3,457	3,457	167,594	171,051
Commercial lines of credit:
Private banking	—	—	—	—	12,138	12,138
C&I lending	4,996	—	—	4,996	7,378	12,374
Other consumer	—	—	—	—	29	29
Total	$14,136	$593	$9,974	$24,703	$2,900,733	$2,925,436

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$3,110	$1,257	$4,440	$8,807	$2,421,190	$2,429,997
Residential second mortgage	377	295	—	672	21,772	22,444
Commercial real estate:
Retail	—	—	60	60	9,957	10,017
Multifamily	—	—	—	—	64,638	64,638
Offices	—	—	—	—	27,670	27,670
Hotel/Single-room occupancy hotels	—	—	—	—	101,414	101,414
Industrial	—	—	—	—	14,756	14,756
Other	—	—	—	—	32,460	32,460
Construction	1,971	—	—	1,971	174,634	176,605
Commercial lines of credit:
Private banking	176	—	—	176	15,762	15,938
C&I lending	—	—	—	—	21,838	21,838
Other consumer	—	—	—	—	26	26
Total	$5,634	$1,552	$4,500	$11,686	$2,906,117	$2,917,803

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

Troubled Debt Restructurings

At September 30, 2019 and December 31, 2018, the balance of outstanding loans identified as troubled debt restructurings was $2,517 and $5,826, respectively. The allowance for loan losses on these loans was $48 and $261 at September 30, 2019 and December 31, 2018, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

During the nine months ended September 30, 2019, the terms of a construction loan was modified by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investments was $1,046 both before and after modification. During the nine months ended September 30, 2018, the Company modified the terms of a construction loan and a commercial and industrial loan by providing for an extension of the maturity dates by 7 months at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investment was $2,761 both before and after modification. The effect of these modifications on the allowance for loan losses was not significant.

The terms of certain other loans have been modified during the nine months ended September 30, 2019 and 2018 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

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

At September 30, 2019 and December 31, 2018, the risk rating of loans by class of loans was as follows:

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,475,200	$—	$2,191	$4,276	$2,481,667
Residential second mortgage	23,607	—	—	—	23,607
Commercial real estate:
Retail	4,259	838	1,118	—	6,215
Multifamily	56,614	1,709	1,566	—	59,889
Offices	25,269	—	2,939	—	28,208
Hotel/Single-room occupancy hotels	69,479	8,532	3,518	—	81,529
Industrial	14,211	—	—	—	14,211
Other	27,021	925	6,572	—	34,518
Construction	156,119	—	14,932	—	171,051
Commercial lines of credit:
Private banking	12,138	—	—	—	12,138
C&I lending	8,702	—	3,672	—	12,374
Other consumer	29	—	—	—	29
Total	$2,872,648	$12,004	$36,508	$4,276	$2,925,436

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,425,584	$—	$4,193	$220	$2,429,997
Residential second mortgage	22,444	—	—	—	22,444
Commercial real estate:
Retail	8,843	—	1,174	—	10,017
Multifamily	63,555	—	1,083	—	64,638
Offices	27,670	—	—	—	27,670
Hotel/Single-room occupancy hotels	101,414	—	—	—	101,414
Industrial	14,756	—	—	—	14,756
Other	31,451	—	1,009	—	32,460
Construction	158,489	8,733	9,383	—	176,605
Commercial lines of credit:
Private banking	15,762	—	176	—	15,938
C&I lending	17,785	—	4,053	—	21,838
Other consumer	26	—	—	—	26
Total	$2,887,779	$8,733	$21,071	$220	$2,917,803

The Bank sold pools of residential real estate mortgages for $51,591 and $82,464 during the three months ended September 30, 2019 and 2018, respectively, and $173,397 and $352,141 during the nine months ended September 30, 2019 and 2018, respectively, to third-party investors. The transactions resulted in full derecognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $1,683 and $2,876 for the three months ended

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

September 30, 2019 and 2018, respectively, and $5,985 and $11,885 for the nine months ended September 30, 2019 and 2018, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages.

Note 6—Mortgage Servicing Rights, Net

The Bank records servicing assets from the sale of mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Residential real estate mortgage loan portfolios serviced for:
FNMA	$111,473	$85,364
FHLB	88,343	92,229
Private investors	703,358	713,095

Custodial escrow balances maintained with these serviced loans were $19,718 and $13,593 at September 30, 2019 and December 31, 2018, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mortgage servicing rights:
Beginning of period	$11,073	$9,313	$10,733	$6,706
Additions	903	703	2,765	4,290
Amortization	(666)	(580)	(2,188)	(1,560)
End of period	11,310	9,436	11,310	9,436

Valuation allowance at beginning of period	1,301	18	100	210
Additions (recoveries)	99	7	1,300	(185)
Valuation allowance at end of period	1,400	25	1,400	25

Mortgage servicing rights, net	$9,910	$9,411	$9,910	$9,411

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $240 and $291 for the three months ended September 30, 2019 and 2018, respectively, and $(437) and $1,001 for the nine months ended September 30, 2019 and 2018, respectively.

The fair value of mortgage servicing rights was $10,313 and $11,523 at September 30, 2019 and December 31, 2018, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at September 30, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.9% to 46.9%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 33.6%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

At September 30, 2019 and December 31, 2018, the carrying amount of certain individual groupings exceeded their fair values. See Note 13.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,216,992 and $894,279 at September 30, 2019 and December 31, 2018, respectively. Time deposits includes brokered deposits of $25,000 and $33,750 at September 30, 2019 and December 31, 2018, respectively.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Time deposits that meet or exceed the FDIC insurance limit of $250 were $333,050 and $208,888 at September 30, 2019 and December 31, 2018, respectively.

Note 8—Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	Interest Rates	December 31, 2018	Interest Rates
Short-term fixed rate advances	$—	—	$103,000	2.60%
Long-term fixed rate advances	229,000	1.07%-1.96%	190,000	0.98%-1.18%
Total FHLB advances	$229,000		$293,000

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2020 to May 2029. Interest on advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At September 30, 2019, advances totaling $207,000 were callable by the FHLB as follows: $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At September 30, 2019, the Bank had additional borrowing capacity of $376,353 from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the nine months ended September 30, 2019 and 2018 was $2,566 and $4,246, respectively. At September 30, 2019 and December 31, 2018, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 2.33% and 2.87% at September 30, 2019 and December 31, 2018, respectively. The agreement has a one-year term and was renewed in October 2019 on substantially the same terms until October 2020.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $936,864 and $898,731 at September 30, 2019 and December 31, 2018, respectively.

Other Borrowings

The Company had available credit lines with other banks totaling $70,000 at September 30, 2019 and December 31, 2018. There were no borrowings under these credit lines during the nine months ended September 30, 2019 and the year ended December 31, 2018.

Note 9—Subordinated Notes, Net

The subordinated notes (“Notes”) were as follows:

	September 30, 2019	December 31, 2018
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	489	533
Unamortized debt issuance costs	(349)	(504)
Total	$65,140	$

65,029

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,175 and $1,173 for the three months ended September 30, 2019 and 2018, respectively, and $3,524 and $3,516 for the nine months ended September 30, 2019 and 2018, respectively. The Notes mature in April 2026.

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

During the three months ended September 30, 2019, the Company repurchased and cancelled 421,581 shares of its common stock for $4,168, including commissions and fees (average repurchase price of $9.89 per share). During the nine months ended September 30, 2019, the Company repurchased and cancelled 2,668,947 shares of its common stock for $25,723, including commissions and fees (average repurchase price of $9.64 per share). Such repurchases of common stock were funded through cash generated from operations. As of September 30, 2019, the Company had $24,277 of common stock purchases remaining that may be made under the program.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. Estimating the grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which stock-based payments will be settled. Expected volatilities are based on a weighted average of the Company’s historic volatility and an implied volatility for a group of industry-relevant bank holding companies as of the measurement date. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term). The risk-free rate for the expected term of the option is based upon U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield represents what the Company anticipates will be declared during the expected term of the options.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Exercise price of options	$10.12
Risk-free interest rate	2.66%
Expected term (in years)	6.75
Expected stock price volatility	26.26%
Dividend yield	.40%

A summary of the stock option activity as of and for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2019	92,625	$13.73	9.22	$—
Granted	84,889	10.12
Exercised	—	—
Forfeited	(3,000)	13.73
Outstanding at September 30, 2019	174,514	$11.97	8.94	$—

The Company recorded stock-based compensation expense associated with stock options of $43 and $27 for the three months ended September 30, 2019 and 2018, respectively, and $114 and $56 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $484 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.93 years. No options are exercisable at September 30, 2019.

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

A summary of the restricted stock awards activity as of and for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2019	48,975	$13.55
Granted	81,604	9.91
Vested	(15,875)	13.50
Forfeited	—	—
Nonvested at September 30, 2019	114,704	$10.97

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $103 and $76 for the three months ended September 30, 2019 and 2018, respectively, and $311 and $132 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $947 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.95 years.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$13,884	$15,741	$43,001	$47,472

Denominator:
Weighted average common shares outstanding, basic	50,428,108	52,963,308	51,490,046	52,963,308
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted stock	13,464	3,285	10,611	1,781
Weighted average common shares outstanding, diluted	50,441,572	52,966,593	51,500,657	52,965,089

Income per share:
Basic	$0.28	$0.30	$0.84	$0.90
Diluted	$0.28	$0.30	$0.83	$0.90

The weighted average effect of certain stock options and nonvested restricted stock were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	174,514	92,625	175,514	92,625
Restricted stock	—	—	38,235	—
Total	174,514	92,625	213,749	92,625

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2019 and December 31, 2018:

		Fair Value Measurements at September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$147,548	$147,548	$—	$—
Collateralized mortgage obligations	1,281	—	1,281	—
Collateralized debt obligations	200	—	—	200
Equity securities	4,031	4,031	—	—

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$142,858	$142,858	$—	$—
Collateralized mortgage obligations	1,600	—	1,600	—
Collateralized debt obligations	297	—	—	297
Equity securities	3,895	3,895	—	—

There were no transfers between Level 1 and Level 2 during the nine-month period ending September 30, 2019 or 2018.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2019 and December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	September 30, 2019	December 31, 2018
	Collateralized Debt Obligations	Collateralized Debt Obligations
Balance of recurring Level 3 assets at January 1,	$297	$571
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(6)	24
Principal maturities/settlements	(91)	(298)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$200	$297

Unrealized losses on Level 3 investments for collateralized debt obligations was $17 at September 30, 2019. In addition to the amounts included in income for the nine months ended September 30, 2019 as presented in the table above, interest income recorded on collateralized debt obligations was $10. Unrealized losses on Level 3 investments for collateralized debt obligations were $11 at December 31, 2018. In addition to the amounts included in income for the year ended December 31, 2018 as presented in the table above, interest income recorded on collateralized debt obligations was $16.

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

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at September 30, 2019 and December 31, 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at September 30, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$8,005	$—	$—	$8,005

	Fair Value Measurements at December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction	$2,583	$—	$—	$2,583
Residential real estate	108	—	—	108
Mortgage servicing rights	1,858	—	—	1,858

As discussed previously, the fair values of collateral dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2019
	Fair Value	Valuation Technique	Unobservable Inputs
Mortgage servicing rights	$8,005	Discounted cash flow	Discount rate	9.5% - 12.0%
			Prepayment speed	7.6% - 46.9%
			Weighted average default rate	0.2%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
	Fair Value	Valuation Technique	Unobservable Inputs
Impaired loans:
Construction	$2,583	Sales comparison approach	Management discount for property type and recent market volatility	10%
Residential real estate	108	Sales comparison approach	Management discount for property type and recent market volatility	10%
Mortgage servicing rights	1,858	Discounted cash flow	Discount rate	9.5% - 12.0%
			Prepayment speed	7.0% - 33.6%
			Weighted average default rate	0.2%

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2019 and December 31, 2018, are as follows:

	Fair Value Measurements at September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$146,246	$146,246	$146,246	$—	$—
Interest-bearing time deposits with other banks	1,100	1,100	—	1,100	—
Mortgage loans held for sale	837	837	—	837	—
Loans, net	2,904,232	2,971,238	—	—	2,971,238

Financial Liabilities
Time deposits	1,216,992	1,224,307	—	1,224,307	—
Federal Home Loan Bank borrowings	229,000	228,550	—	228,550	—
Subordinated notes, net	65,140	68,088	—	68,088	—

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$52,526	$52,526	$52,526	$—	$—
Interest-bearing time deposits with other banks	1,100	1,100	1,100	—	—
Mortgage loans held for sale	1,248	1,261	—	1,261	—
Loans, net	2,893,262	2,987,419	—	—	2,987,419

Financial Liabilities
Time deposits	894,279	890,020	—	890,020	—
Federal Home Loan Bank borrowings	293,000	285,265	—	285,265	—
Subordinated notes, net	65,029	65,650	—	65,650	—

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

Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. The capital conservation buffer was 2.50% starting January 1, 2019. The net unrealized gain or loss on investment securities is not included in regulatory capital. Starting January 1, 2019, banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio minimums of 7.0%, respectively. Management believes that at September 30, 2019, the Company and the Bank have met all regulatory capital requirements.

At September 30, 2019 and December 31, 2018, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the Capital Adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimum not including the capital conservation buffer, at September 30, 2019 and December 31, 2018 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total adjusted capital to risk-weighted assets
Consolidated	$437,455	22.64%	$154,555	8.00%	N/A	N/A
Bank	356,776	18.47	154,531	8.00	$193,164	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	351,111	18.17	115,916	6.00	N/A	N/A
Bank	335,572	17.37	115,898	6.00	154,531	8.00
Common Equity Tier 1 (CET1)
Consolidated	351,111	18.17	86,937	4.50	N/A	N/A
Bank	335,572	17.37	86,924	4.50	125,556	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	351,111	10.54	133,246	4.00	N/A	N/A
Bank	335,572	10.07	133,245	4.00	166,556	5.00

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total adjusted capital to risk-weighted assets
Consolidated	$421,495	21.98%	$153,426	8.00%	N/A	N/A
Bank	324,905	16.94	153,403	8.00	$191,754	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	334,616	17.45	115,069	6.00	N/A	N/A
Bank	303,055	15.80	115,052	6.00	153,403	8.00
Common Equity Tier 1 (CET1)
Consolidated	334,616	17.45	86,302	4.50	N/A	N/A
Bank	303,055	15.80	86,289	4.50	124,640	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	334,616	10.42	128,431	4.00	N/A	N/A
Bank	303,055	9.44	128,430	4.00	160,538	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution.

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

At September 30, 2019, the Bank has the ability to pay aggregate dividends of approximately $120,616 to the Company without prior regulatory approval.

Note 15—Related Party Transactions

From time to time, the Company makes charitable contributions to a foundation which certain members of the board of directors of the Company and Bank, and whom are also related to the Company’s principal shareholder, serve as trustees of the foundation. The Company paid $225 to the foundation during the three months ended September 30, 2019 and 2018, and $675 during the nine months ended September 30, 2019 and 2018.

The Bank provides monthly data processing and programming services to entities controlled by the Company’s principal shareholders. Aggregate fees received amounted to $29 and $33 during the three months ended September 30, 2019 and 2018, respectively, and $81 and $87 during the nine months ended September 30, 2019 and 2018, respectively.

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

The Company leases certain storage and office space from entities owned by the Company’s principal shareholders. Amounts paid under such leases totaled $13 and $15 during the three months ended September 30, 2019 and 2018, respectively, and $39 and $49 during the nine months ended September 30, 2019 and 2018, respectively. The Company also subleases certain office space to entities owned by the Company’s principal shareholders. Amounts received under such subleases totaled $70 and $68 during the three months ended September 30, 2019 and 2018, respectively, and $207 and $203 during the nine months ended September 30, 2019 and 2018.

Rent expense totaled $1,080 and $2,949 for the three and nine months ended September 30, 2018, respectively. The components of lease expense, which are recorded in noninterest expense — occupancy and equipment, in the condensed consolidated statements of income for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,122	$3,382
Variable lease cost	187	738
Total	$1,309	$4,120

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$1,114
2020	4,166
2021	3,539
2022	2,756
2023	2,507
Thereafter	9,528
Total lease payments	23,610
Less: future interest costs(1)	(2,806)
Present value of lease liabilities	$20,804

(1)         Computed using the estimated interest rate for each lease

Other information related to the lease liabilities as of and for the nine months ended September 30, 2019 was as follows:

Other Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,193
Weighted average remaining lease term	6.98 years
Weighted average discount rate	3.54%

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At September 30, 2019, outstanding commitments to make loans consisted of fixed rate loans of $45,798 with interest rates ranging from 2.75% to 4.625% and maturities ranging from 10 years to 30 years and variable rate loans of $150,053 with varying interest rates (ranging from 3.375% to 7.875% at September 30, 2019) and maturities ranging from 2 to 30 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Commitments to make loans	$195,851	$241,809
Unused lines of credit	195,243	160,803
Standby letters of credit	70	70

Note 18—Subsequent Events

Subsequent to September 30, 2019, the Company repurchased and canceled 221,859 shares of common stock for $2,200. including commission and fees.

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

We have grown significantly since 2013 while maintaining stable margins and solid asset quality. We have made significant investments over the last several years in staffing and upgrading technology and system security. In the first quarter of 2019, we opened a new branch in Koreatown in the Los Angeles market. As of September 30, 2019, the Company had total consolidated assets of $3.32 billion, total consolidated deposits of $2.57 billion and total consolidated shareholders’ equity of $351.4 million.

For the three months ended September 30, 2019, we originated loans of $282.1 million, down from $419.2 million for the same period of 2018, which included $241.7 million in residential mortgage loans, $32.9 million in construction loans, and $7.5 million in commercial real estate loans. For the nine months ended September 30, 2019, we originated loans of $943.5 million, down from $1.26 billion for the same period of 2018, which included $815.4 million in residential mortgage loans, $118.9 million in construction loans, $8.7 million in commercial real estate loans, and $0.5 million in commercial lines of credit. Also, for the three and nine months ended September 30, 2019, we sold pools of residential mortgages loans for $51.6 million and $173.4 million, respectively, to third-party investors. We continue to focus on the residential mortgage market, construction, and commercial real estate lending. In the nine months ended September 30, 2019, our Advantage Loan program generated 83% of our residential loan production. In November 2019, we terminated two of our top loan producers within this program who were collectively responsible for 15% of our residential loan production through September 30, 2019. While we will undertake to retain their clients and replace their historical production with new production from existing or new loan producers, there can be no assurance these efforts will be successful.

Net income for the three months ended September 30, 2019 was $13.9 million, or $0.28 per diluted share as compared to $15.7 million, or $0.30 per diluted share, for the same period in 2018.

Net income for the nine months ended September 30, 2019 was $43.0 million, or $0.83 per diluted share as compared to $47.5 million, or $0.90 per diluted share, for the same period in 2018.

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

During the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies and estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

Discussion and Analysis of Financial Condition

The following sets forth a discussion and analysis of our financial condition as of the dates presented below.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30, 2019		At December 31, 2018
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$2,505,274	85%	$2,452,441	84%
Commercial real estate	224,570	8%	250,955	9%
Construction	171,051	6%	176,605	6%
Total real estate	2,900,895	99%	2,880,001	99%
Commercial lines of credit	24,512	1%	37,776	1%
Other consumer	29	—%	26	—%
Total loans	2,925,436	100%	2,917,803	100%
Allowance for loan losses	(21,204)		(21,850)
Loans, net	$2,904,232		$2,895,953

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at September 30, 2019:

	Fixed	Adjustable	Total
	(In thousands)
Real estate:
Residential real estate	$25,719	$2,479,555	$2,505,274
Commercial real estate	34,886	189,684	224,570
Construction	—	171,051	171,051
Commercial lines of credit	397	24,115	24,512
Other consumer	29	—	29
Total	$61,031	$2,864,405	$2,925,436

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of September 30, 2019:

September 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$364,850	$14,080	$171,051	$24,115	$—	$574,096
More than 6 months through 12 months	392,205	18,574	—	—	—	410,779
More than 12 months through 24 months	451,113	38,814	—	—	—	489,927
More than 24 months through 36 months	635,061	44,408	—	—	—	679,469
More than 36 months through 60 months	553,375	69,454	—	—	—	622,829
More than 60 months	82,951	4,354	—	—	—	87,305
Fixed to maturity	25,719	34,886	—	397	29	61,031
Total	$2,505,274	$224,570	$171,051	$24,512	$29	$2,925,436

At September 30, 2019, $318.3 million, or 11.1%, of our adjustable interest rate loans were at their interest rate floor.

Delinquent Loans.  The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	September 30, 2019			December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$9,140	$593	$6,472	$3,487	$1,552	$4,440
Commercial real estate	—	—	45	—	—	60
Construction	—	—	3,457	1,971	—	—
Commercial lines of credit	4,996	—	—	176	—	—
Other consumer	—	—	—	—	—	—
Total delinquent loans	$14,136	$593	$9,974	$5,634	$1,552	$4,500

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2019 and December 31, 2018, we had $55 thousand and $80 thousand of accruing loans past due 90 days. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At September 30, 2019 and December 31, 2018, we had troubled debt restructuring loans of $145 thousand and $168 thousand, respectively, on nonaccrual status.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At September 30, 2019	At December 31, 2018
	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$6,417	$4,360
Commercial real estate	45	60
Construction	3,457	—
Commercial lines of credit	—	—
Other consumer	—	—
Total nonaccrual loans	9,919	4,420
Loans past due 90 days and still accruing	55	80
Troubled debt restructurings (2)	2,371	5,657
Total nonperforming assets	$12,345	$10,157
Total loans	$2,925,436	$2,917,803
Total assets	$3,322,230	$3,196,774
Total nonaccrual loans to total loans	0.34%	0.15%
Total nonperforming assets to total assets	0.37%	0.32%

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$20,918	$20,300	$21,850	$18,457
Provision (recovery) for loan losses	251	423	(583)	2,184
Charge offs:
Residential real estate	—	—	—	(4)
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial lines of credit	—	—	(176)	—
Other consumer	—	—	—	—
Total charge offs	—	—	(176)	(4)
Recoveries:
Residential real estate	3	6	16	13
Commercial real estate	30	31	92	102
Construction	2	5	5	13
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total recoveries	35	42	113	128
Allowance for loan losses at end of period	$21,204	$20,765	$21,204	$20,765
Nonperforming loans and troubled debt restructurings at end of period	$12,345	$6,035	$12,345	$6,035
Total loans outstanding at end of period	$2,925,436	$2,816,915	$2,925,436	$2,816,915
Average loans outstanding during period	$2,971,369	$2,923,584	$2,969,364	$2,829,749
Allowance for loan losses to nonperforming loans and troubled debt restructurings	172%	344%	172%	344%
Allowance for loan losses to total loans at end of period	0.72%	0.74%	0.72%	0.74%
Net charge offs (recoveries) to average loans outstanding during the period	(0.00)%	(0.00)%	0.00%	(0.00)%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At September 30, 2019		At December 31, 2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$12,440	85%	$13,826	84%
Commercial real estate	3,940	8%	2,573	9%
Construction	3,224	6%	3,273	6%
Commercial lines of credit	587	1%	1,058	1%
Other consumer	1	—%	1	—%
Unallocated	1,012	N/A	1,119	N/A
Total	$21,204	100%	$21,850	100%

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as Substandard, Doubtful and Special Mention were as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Special Mention	$12,004	$8,733
Substandard	36,508	21,071
Doubtful	4,276	220
Total	$52,788	$30,024

Total special mention, substandard and doubtful loans were $52.8 million, or 1.80% of total loans, at September 30, 2019, compared to $30.0 million, or 1.03% of total loans, at December 31, 2018. The increase was primarily attributable to a $12.0 commercial real estate loan relationship that was being downgraded to special mention. This loan relationship is still current on its payment terms as of the most recent payment date and has performed on a timely basis since origination. In addition, five commercial real estate loans totaling $13.7 million and four construction loans totaling $10.4 million were downgraded to substandard. Two residential real estate loans totaling $4.1 million migrated from substandard to doubtful due to an extended liquidation process. The increase to special mention, substandard and doubtful loans was partially offset by net principal payments, including loans paid in full of $12.9 million.

The allowance for loan losses as a percentage of loans was 0.72% and 0.75% as of September 30, 2019 and December 31, 2018, respectively. The decrease in the allowance for loan losses as a percentage of total loans at September 30, 2019, as compared to December 31, 2018 was primarily attributable to the release of previously recorded allowance for loan losses as the Company has experienced an elongated period of very low credit losses, partially offset by increased reserve on commercial real estate loans as the balance of special mention and substandard loans in this portfolio has increased.

At September 30, 2019 and December 31, 2018, we had impaired loans of $6.0 million and $11.8 million, respectively. The decrease in impaired loans was primarily due to payoffs of previously impaired loans.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At September 30,		At December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$147,363	$147,548	$142,905	$142,858
Collateralized mortgage obligations	1,236	1,281	1,554	1,600
Collateralized debt obligations	217	200	308	297
Total	$148,816	$149,029	$144,767	$144,755

At September 30, 2019 and December 31, 2018, we had no investments in a single company or entity, other than the U.S. government, with an aggregate book value in excess of 10% of our total shareholders’ equity.

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

At September 30, 2019, gross unrealized losses on debt securities totaled $21 thousand. We do not consider the debt securities to be other-than-temporarily impaired at September 30, 2019, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At September 30, 2019 and December 31, 2018, equity securities totaled $4.3 million and $4.1 million, respectively.

Deposits

Total deposits were $2.57 billion at September 30, 2019, compared with $2.45 billion at December 31, 2018. The increase was primarily a result of strong growth in our retail time deposit products, partially offset by a decrease in our money market deposit products and brokered deposits. Retail time deposits increased by $331.5 million to $1.19 billion at September 30, 2019. Our money market deposit decreased by $196.8 million to $1.10 billion at September 30, 2019. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.28 billion at September 30, 2019, or 88.7% of total deposits at that date.

Borrowings

At September 30, 2019, we had the ability to borrow a total of $655.4 million from the Federal Home Loan Bank, which includes an available line of credit of $50.0 million. We also had available credit lines with additional banks totaling $70.0 million. At September 30, 2019, outstanding FHLB borrowings totaled $229.0 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, we have $65.0 million in subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet our daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consists primarily of advances of funds for one or two week periods.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2019 and 2018. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended						As of and for the Nine Months Ended
	September 30, 2019			September 30, 2018			September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)						(Dollars in thousands)
Interest earning assets
Loans(1)	$2,971,369	$42,351	5.70%	$2,923,584	$40,772	5.58%	$2,969,364	$127,374	5.72%	$2,829,749	$115,752	5.45%
Securities includes restricted stock(2)	177,646	1,252	2.82%	165,636	958	2.31%	174,223	3,751	2.87%	155,586	2,619	2.24%
Other interest earning assets	98,281	608	2.47%	27,604	166	2.41%	52,773	1,060	2.68%	25,599	399	2.08%
Total interest earning assets	3,247,296	44,211	5.45%	3,116,824	41,896	5.38%	3,196,360	132,185	5.51%	3,010,934	118,770	5.26%
Noninterest earning assets
Cash and due from banks	9,576			11,580			10,405			11,418
Other assets	71,655			48,533			72,794			48,296
Total average assets	$3,328,527			$3,176,937			$3,279,559			$3,070,648
Interest-bearing liabilities
Money Market, Savings and NOW	$1,300,786	$4,458	1.36%	$1,539,304	$5,181	1.34%	$1,376,403	$14,797	1.44%	$1,526,935	$13,783	1.21%
Time deposits	1,217,234	7,791	2.54%	796,197	3,447	1.72%	1,062,617	19,632	2.47%	739,626	8,613	1.56%
Total interest-bearing deposits	2,518,020	12,249	1.93%	2,335,501	8,628	1.47%	2,439,020	34,429	1.89%	2,266,561	22,396	1.32%
FHLB borrowings	229,897	777	1.32%	324,795	1,297	1.56%	273,874	3,207	1.54%	312,140	3,464	1.46%
Subordinated notes, net	65,116	1,175	7.22%	64,970	1,173	7.22%	65,080	3,524	7.22%	64,935	3,516	7.22%
Total borrowings	295,013	1,952	2.59%	389,765	2,470	2.48%	338,954	6,731	2.62%	377,075	6,980	2.44%
Total interest-bearing liabilities	2,813,033	14,201	2.00%	2,725,266	11,098	1.62%	2,777,974	41,160	1.98%	2,643,636	29,376	1.49%
Noninterest-bearing liabilities
Demand deposits	77,405			75,429			74,096			73,106
Other liabilities	90,279			62,545			82,849			54,536
Total noninterest-bearing liabilities	167,684			137,974			156,945			127,642
Shareholders’ equity	347,810			313,697			344,640			299,370
Total average liabilities and shareholders’ equity	$3,328,527			$3,176,937			$3,279,559			$3,070,648
Net interest income and spread		$30,010	3.45%		$30,798	3.76%		$91,025	3.53%		$89,394	3.77%
Net interest margin			3.70%			3.95%			3.80%			3.96%

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

	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) due to		Net Increase (Decrease)	Increase (Decrease) due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Change in interest income:
Loans	$673	$906	$1,579	$5,851	$5,771	$11,622
Securities, includes restricted stock	73	221	294	340	792	1,132
Other interest earning assets	437	5	442	520	141	661
Total change in interest income	1,183	1,132	2,315	6,711	6,704	13,415
Change in interest expense:
Money Market, Savings and NOW	(803)	80	(723)	(1,359)	2,373	1,014
Time deposits	2,281	2,063	4,344	4,703	6,316	11,019
Total interest-bearing deposits	1,478	2,143	3,621	3,344	8,689	12,033
FHLB borrowings	(341)	(179)	(520)	(425)	168	(257)
Subordinated notes, net	3	(1)	2	8	—	8
Total change in interest expense	1,140	1,963	3,103	2,927	8,857	11,784
Change in net interest income	$43	$(831)	$(788)	$3,784	$(2,153)	$1,631

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

General

Net income was $13.9 million for the three months ended September 30, 2019, compared to $15.7 million for the same period in 2018. Net income was $43.0 million for the nine months ended September 30, 2019, compared to $47.5 million for the same period in 2018.

Net Interest Income

Net interest income was $30.0 million for the three months ended September 30, 2019, a decrease of $0.8 million, or 3%, compared to the same period in 2018.

Interest income increased $2.3 million, or 6%, to $44.2 million compared to the three months ended September 30, 2018. The increase in interest income was primarily the result of an increase in interest rates and volume of loans during the three months ended September 30, 2019. Our average yield on interest-earning assets increased 7 basis points to 5.45%. Our average balance on interest-earning assets increased $130.5 million, or 4%.

Interest expense increased $3.1 million, or 28%, to $14.2 million compared to the three months ended September 30, 2018. The increase was primarily the result of an increase in interest rates and volume of time deposits in 2019. Our average rate paid on interest-bearing liabilities increased 38 basis points to 2.00%. Our average balance of interest-bearing liabilities increased $87.8 million, or 3%.

Net interest income was $91.0 million for the nine months ended September 30, 2019, an increase of $1.6 million, or 2%, compared to the same period in 2018.

Interest income increased $13.4 million, or 11%, to $132.2 million compared to the nine months ended September 30, 2018. The increase in interest income was primarily the result of an increase in volume and interest rates of loans in 2019. Our average balance on interest-earning assets, primarily related to loans, increased $185.4 million, or 6%. Our average yield on interest-earning assets increased 25 basis points to 5.51%.

Interest expense increased $11.8 million, or 40%, to $41.2 million compared to the nine months ended September 30, 2018. The increase was primarily the result of an increase in interest rates and volume of time deposits in 2019. Our average rate paid on interest-bearing liabilities increased 49 basis points to 1.98%. Our average balance of interest-bearing liabilities increased $134.3 million, or 5%.

Net Interest Margin and Spreads

Net interest margin was 3.70% for the three months ended September 30, 2019, compared with 3.95% for the same period in 2018. The interest rate spread was 3.45% for the three months ended September 30, 2019, compared with 3.76% for the same period in 2018. The decrease in net interest margin and spread was due to a 38 basis point increase in the cost of our interest-bearing liabilities, primarily related to interest-bearing deposits, partially offset by a 7 basis point increase in the yield of our interest-earning assets, primarily related to loans.

Our average balance of interest-bearing deposits increased $182.5 million, or 8%, to $2.52 billion for the three months ended September 30, 2019. Our average rate paid on interest-bearing deposits increased 46 basis points to 1.93% for the three months ended September 30, 2019 from 1.47% for the same period in 2018. The rate on interest-bearing deposits increased as some customers shifted their deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits as a result of deposit promotion strategies that management implemented during 2018 to extend our deposit maturities when the short term interest rates were rising.

Our average balance of loans increased $47.8 million, or 2%, to $2.97 billion for the three months ended September 30, 2019. Our average yield on loans increased 12 basis points to 5.70% for the three months ended September 30, 2019 from 5.58% for the same period in 2018. The yield on our loan portfolio increased primarily due to certain variable rate loans resetting at higher rates.

Net interest margin was 3.80% for the nine months ended September 30, 2019, compared with 3.96% for the same period in 2018. The interest rate spread was 3.53% for the nine months ended September 30, 2019, compared with 3.77% for the same period in 2018. The decrease in net interest margin and spread was due to a 49 basis point increase in the cost of our interest-bearing liabilities, primarily related to interest-bearing deposits, partially offset by a 25 basis point increase in the yield of our interest-earning assets, primarily related to loans.

Our average balance of interest-bearing deposits increased $172.5 million, or 8%, to $2.44 billion for the nine months ended September 30, 2019. Our average rate paid on interest-bearing deposits increased 57 basis points to 1.89% for the nine months ended September 30, 2019 from 1.32% for the same period in 2018. The rate on interest-bearing deposits increased as some customers shifted their deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits as a result of deposit promotion strategies that management implemented during 2018 to extend our deposit maturities when the short term interest rates were rising.

Our average balance of loans increased $139.6 million, or 5%, to $2.97 billion for the nine months ended September 30, 2019. Our average yield on loans increased 27 basis points to 5.72% for the nine months ended September 30, 2019 from 5.45% for the same period in 2018. The yield on our loan portfolio increased primarily due to certain variable rate loans resetting at higher rates.

Provision (recovery) for Loan Losses

During the three months ended September 30, 2019, our provision for loan losses was $0.3 million, down from $0.4 million for the three months ended September 30, 2018.

During the nine months ended September 30, 2019, our provision for loan losses was $(0.6) million compared to a $2.2 million of provision for loan losses during the nine months ended September 30, 2018. The decrease in the provision for loan losses was primarily attributable to qualitative factor adjustments, which reflects the migration of certain residential real estate loans to a lower risk level as a result of the seasoning of the loan portfolio in our new markets, and slower overall loan growth. The decrease was partially offset by required allowance for loan losses on a $22.8 million increase in special mention and substandard loans since year-end.

The allowance for loan losses was $21.2 million, or 0.72% of total loans at September 30, 2019, compared to $21.9 million, or 0.75% of total loans at December 31, 2018.

Non-interest Income

Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$111	$100	$11	11%	$327	$266	$61	23%
Investment management and advisory fees	477	445	32	7%	1,242	1,568	(326)	(21)%
Loss on sale of investment securities	—	—	—	—	—	(3)	3	N/M
Gain on sale of mortgage loans held for sale	194	129	65	50%	374	222	152	68%
Gain on sale of portfolio loans	1,683	2,876	(1,193)	(41)%	5,985	11,885	(5,900)	(50)%
Unrealized gains (losses) on equity securities	30	(31)	61	N/M	136	(125)	261	N/M
Net servicing income (loss)	240	291	(51)	(18)%	(437)	1,001	(1,438)	(144)%
Income on cash surrender value of bank-owned life insurance	324	299	25	8%	949	889	60	7%
Other	106	124	(18)	(15)%	485	320	165	(52)%
Total non-interest income	$3,165	$4,233	$(1,068)	(25)%	$9,061	$16,023	$(6,962)	(43)%

N/M – Not meaningful

Non-interest income of $3.2 million for the three months ended September 30, 2019 decreased from $4.2 million for the same period in 2018. Non-interest income of $9.1 million for the nine months ended September 30, 2019 decreased from $16.0 million for the same period in 2018. The decrease for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily the result of a decrease in gain on sale of portfolio loans due to a lower volume of loans sold in the secondary market in 2019. Also attributing to the decrease in the nine-month period was a $1.3 million valuation allowance taken against mortgage servicing rights as a result of the changes in anticipated prepayments with the decline in long-term interest rates.

Non-interest Expense

Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,545	$6,973	$572	8%	$22,193	$20,851	$1,342	6%
Occupancy and equipment	2,126	1,760	366	21%	6,533	4,916	1,617	33%
Professional fees	1,389	898	491	55%	3,455	2,344	1,111	47%
Advertising and marketing	269	470	(201)	(43)%	1,114	1,170	(56)	(5)%
FDIC assessments	(5)	186	(191)	(103)%	440	1,203	(763)	(63)%
Data processing	271	311	(40)	(13)%	882	894	(12)	(1)%
Other	1,831	1,933	(102)	(5)%	5,656	5,277	379	7%
Total non-interest expense	$13,426	$12,531	$895	7%	$40,273	$36,655	$3,618	10%

Non-interest expense of $13.4 million for the three months ended September 30, 2019 increased from $12.5 million for the same period in 2018. Non-interest expense of $40.3 million for the nine months ended September 30, 2019 increased from $36.7 million for the same period in 2018. Salaries and employee benefits increased as a result of additional full-time equivalent employees to support our operations and regulatory compliance initiatives. The number of full-time employees increased from 331 at September 30, 2018 to 342 at September 30, 2019. Regulatory compliance initiatives also attributed to increased professional fees in 2019. Occupancy and equipment expenses also increased with the expansion of our branch network in New York and California. Partially offsetting these increases was lower FDIC assessments during the nine-month period along with a small bank assessment credit of $229 thousand received from FDIC during the three months ended September 30, 2019.

Income Tax Expense.  We recorded an income tax expense of $5.6 million for the three months ended September 30, 2019, a decrease from $6.3 million for the three months ended September 30, 2018. Our effective tax rate was 28.8% and 28.6% for the three months ended September 30, 2019 and 2018, respectively. We recorded income tax expense of $17.4 million for the nine months ended September 30, 2019, a decrease from $19.1 million for the nine months ended September 30, 2018. Our effective tax rate was 28.8% and 28.6% for the nine months ended September 30, 2019 and 2018, respectively.

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

Our most liquid assets are cash and due from banks, interest-bearing deposits with other banks and U.S. Treasury securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019 and December 31, 2018, cash and due from banks totaled $146.2 million and $52.5 million, respectively; debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $149.0 million and $144.8 million, respectively. Interest-bearing time deposits with other banks totaled $1.1 million at September 30, 2019 and December 31, 2018.

At September 30, 2019, we had the ability to borrow a total of $655.4 million from the Federal Home Loan Bank including an available line of credit with the Federal Home Loan Bank of $50.0 million. At September 30, 2019, we also had available credit lines with additional banks for $70.0 million. Outstanding borrowings at September 30, 2019 with the Federal Home Loan Bank totaled $229.0 million, and there were no amounts outstanding with the aforementioned additional banks.

In December 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. Under this program, the Company is not obligated to repurchase shares of its common stock. During the nine months ended September 30, 2019, the Company repurchased and cancelled 2,668,947 shares of its common stock for $25.7 million, including commissions and fees. Such repurchases of shares of common stock were funded through cash generated from operations. As of September 30, 2019, the Company had $24.3 million of common stock purchases remaining that may be made under the program.

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

At September 30, 2019, we had $391.1 million in loan commitments outstanding, and $70 thousand in standby letters of credit. At December 31, 2018, we had $402.6 million in loan commitments outstanding, and $70 thousand in standby letters of credit.

Time deposits due within one year of September 30, 2019 totaled $893.9 million, or 35% of total deposits. Total time deposits at September 30, 2019 were $1.22 billion, or 47%, of total deposits. Time deposits due within one year of December 31, 2018 totaled $473.9 million, or 19% of total deposits. Total time deposits at December 31, 2018 were $894.3 million, or 36% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended September 30, 2019 and 2018, we originated $282.1 million and $419.2 million of loans, respectively, and purchased $39.7 million and zero of investment securities, respectively. During the nine months ended September 30, 2019 and 2018, we originated $943.5 million and $1.26 billion of loans, respectively, and purchased $117.2 million and $76.1 million of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $119.2 million from $2.45 billion at December 31, 2018. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We believe we have a very stable core deposit base evidenced by the average life of our accounts, which we attribute to a high level of customer service and our consistently competitive rates. We expect the high level of core deposits to be maintained. We utilize borrowings, brokered deposits, and bulk sales of whole loans to supplement funding needs and manage overall growth.

We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $51.6 million and $82.5 million in proceeds from the sale of loans in the three months ended September 30, 2019 and 2018, respectively. We generated $173.4 million and $352.1 million in proceeds from the sale of loans in the nine months ended September 30, 2019 and 2018, respectively.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis for purposes of assessing our needs for additional capital and ability to pay cash dividends. At September 30, 2019 and December 31, 2018, each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank was considered “well capitalized” under regulatory guidelines. Refer to Note 14 in the unaudited condensed consolidated financial statements for additional information.

The following tables present our capital ratios as of the indicated dates for the Company and Bank, not including the capital conservation buffer.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at September 30, 2019	Company Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	22.64%	21.98%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	18.17%	17.45%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	18.17%	17.45%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	10.54%	10.42%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at September 30, 2019	Bank Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	18.47%	16.94%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	17.37%	15.80%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	17.37%	15.80%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	10.07%	9.44%

Effective January 1, 2019, the Basel Rules require the Company to maintain a 2.5% “capital conservation buffer over the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. As of September 30, 2019, the Company’s and the Bank’s risk based capital exceeded the required capital conservation buffer.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a twelve-month period beginning September 30, 2019 and December 31, 2018. The table below demonstrates that for the initial twelve-month period after an immediate and parallel rate shock, we are slightly liability sensitive in a rising interest rate environment and slightly asset sensitive in a falling rate environment.

	At September 30,		At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	$107,063	(13.0)%	$94,251	(23.4)%
300	111,881	(9.1)%	103,028	(16.3)%
200	115,946	(5.8)%	110,806	(10.0)%
100	119,448	(2.9)%	117,419	(4.6)%
0	123,076		123,052
–100	121,038	(1.7)%	125,930	2.3%

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

The following table presents, as of September 30, 2019 and December 31, 2018, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis.

	At September 30,		At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$395,328	(3.0)%	$419,344	(10.7)%
300	414,880	1.8%	444,120	(5.4)%
200	422,681	3.7%	455,502	(3.0)%
100	420,090	3.1%	464,655	(1.0)%
0	407,631		469,560
–100	350,458	(14.0)%	443,588	(5.5)%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, including ordinary routine litigation incidental to the business, to which the Company or one of its subsidiaries is a party.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except the following risk factor that updates and supplements the risk factors in that report.

Our results of operations are dependent on our top loan producers within our Advantage Loan program. The termination, departure or misconduct of such loan producers may materially and adversely affect our results of operations or our ability to continue our highly profitable Advantage Loan program.

Our business and ability to generate loans depends on the efforts of our top loan producers, particularly within our Advantage Loan program, which constituted 79% of our residential loan portfolio as of September 30, 2019 and has historically generated larger margins than traditional conforming mortgage products. In November 2019, in connection with an internal compliance investigation, we terminated two loan producers within the Advantage Program. If we are unable to maintain the clients of these producers or replace their production through other loan officers, our results of operations would be materially and adversely affected. In addition, if these producers or other loan producers within our Advantage Loan program are found to have engaged in misconduct, we could face regulatory or other pressure to disband the Advantage Loan program, which would materially and adversely affect our profitability and margins.

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

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended September 30, 2019:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	280,837	$10.02	280,837	$25,630,524
August 1 - 31, 2019	115,396	9.65	115,396	24,516,668
September 1 - 30, 2019	25,348	9.47	25,348	24,276,641
Total	421,581	$9.89	421,581

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

Date: November 8, 2019		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS LOPP
Thomas Lopp President Chief Operating Officer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)