Form 10-K
period 2019-12-31
Sterling Bancorp, Inc.
filed 2020-10-06
CIK 1680379

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-38290

Sterling Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3163775 (I.R.S. Employer Identification Number)

One Towne Square, Suite 1900
Southfield, Michigan 48076
(248) 355-2400
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value per share	SBT	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

         Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2020, based on last sale price as reported on the NASDAQ Stock Market on that date, was approximately $55.2 million.

         As of September 30, 2020, 49,977,209 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:

         None.

STERLING BANCORP, INC.
2019 ANNUAL REPORT ON FORM 10-K
INDEX

EXPLANATORY NOTE

        As previously reported, we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the first and second quarters of 2020 as a result of (i) additional review and procedures, including on the part of the Company's independent auditors, relating to the circumstances that led to the previously-reported suspension and permanent discontinuation of our Advantage Loan Program, and (ii) an internal review relating to the permanently discontinued Advantage Loan Program, which has been led by outside legal counsel under the direction of a special committee of independent directors. We expect to file the delinquent Quarterly Reports as promptly as practicable following this Annual Report filing.

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, regarding the Company's plans, expectations, thoughts, beliefs, estimates, goals, and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "might," "should," "could," "predict," "potential," "believe," "expect," "attribute," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "goal," "target," "outlook," "aim," "would," "annualized" and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

        The following factors, among others, could cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

  •
  The result of the internal review in connection with our Advantage Loan Program and related matters;

  •
  The impact of the permanent discontinuation of our Advantage Loan Program;

  •
  Terminations, resignations and departures of top loan producers and other key employees;

  •
  The results of investigations of us by the Office of the Comptroller of the Currency (the "OCC"), the U.S. Department of Justice (the "DOJ"), or other governmental agency;

  •
  The costs of litigation, including settlements and judgments;

  •
  Compliance with the OCC Agreement;

  •
  New legislation, regulation, or governmental policy affecting the financial services industry;

  •
  Adverse effects which may arise in connection with the material weaknesses in our internal control over financial reporting or our failure to promptly remediate them;

  •
  The outbreak of the novel coronavirus ("COVID-19") pandemic, or an outbreak of other highly infectious or contagious diseases;

  •
  Market volatility;

  •
  Potential future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold into the secondary market;

  •
  Our ability to comply with The Nasdaq Stock Market LLC ("Nasdaq") listing requirements, including our ability to timely file our periodic reports with the Securities and Exchange Commission ("SEC") that are delinquent, as well as our ability to timely file such future reports;

  •
  Our concentration in residential mortgage loans;

  •
  Our geographic concentration of loans and operations in California;

  •
  Strong competition within our market areas with respect to our products and pricing;

  •
  Our ability to attract deposits and other sources of liquidity;

  •
  The value of our mortgage servicing rights;

  •
  Operational risks resulting from a high volume of financial transactions and increased reliance on technology;

  •
  Failure to obtain external financing on favorable terms, or at all, in the future;

  •
  Changes in the state of the general economy and the financial markets;

  •
  The credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

  •
  The overall quality of the composition of our loan and securities portfolios;

  •
  Legislative and regulatory changes, including the implementation of the Dodd—Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of Federal Deposit Insurance Corporation ("FDIC") insurance and other coverages;

  •
  Inflation, interest rate, market and monetary shifts, including uncertainty relating to the calculation and transition from LIBOR;

  •
  Changes in the financial performance and/or condition of our borrowers;

  •
  Adverse changes in securities markets, including such changes to the valuation of our securities portfolio;

  •
  Changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board ("FASB");

  •
  Changes in estimates of future loan loss reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

  •
  The effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("FRB" or "Federal Reserve");

  •
  Tax matters, including changes in corporate tax rates and any disagreements with taxing authorities;

  •
  Changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

  •
  Fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

  •
  The effect of gentrification or adverse political developments on minority and immigrant individuals, which is one of our historical markets;

  •
  The inability of key third-party providers, customers, and counterparties to provide accurate and complete information and perform their obligations to us;

  •
  Our operational, technological, and organizational infrastructure, including whether our enterprise risk management framework effectively mitigates risk and loss and whether we can keep pace with technological change;

  •
  Our employees' adherence to our internal policies and procedures;

  •
  Adverse international conditions and their effect on our customers;

  •
  Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC;

  •
  The Seligman family's ability to influence our operations and control the outcome of matters submitted for shareholder approval;

  •
  Our ability to continue to pay dividends; and

  •
  Our success at managing the risks involved in the foregoing.

        The foregoing factors should not be construed as an exhaustive list and should be read in conjunction with other cautionary statements that are included in this Annual Report on Form 10-K as well as the items set forth under the heading "Risk Factors." If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.    BUSINESS

        Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "Sterling," "we," "our," "us" or "the Company" refer to Sterling Bancorp, Inc., a Michigan corporation, and its subsidiaries, including Sterling Bank & Trust, F.S.B., which we sometimes refer to as "Sterling Bank," "the Bank" or "our Bank."

  General

        We are a unitary thrift holding company incorporated in 1989 and headquartered in Southfield, Michigan, and our primary business is the operation of our wholly-owned subsidiary, Sterling Bank. Through Sterling Bank, we offer a range of loan products to the residential and commercial markets, as well as retail banking services.

        Sterling Bank has 30 branches, including 20 branches in the San Francisco area, six in greater Los Angeles, two branches in New York City, one branch in the greater Seattle market and our headquarters' branch in Michigan.

        Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense (general and administrative expense) and income tax expense. Non-interest income includes service charges and fees; investment management and advisory fees; net gain on sales of loans and securities; mortgage servicing fee income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of salaries and employee benefits expense; occupancy and equipment expense; federal deposit insurance assessments; advertising and marketing expense; data processing expense; professional fees; and other non-interest expenses. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Formal Agreement, Internal Review and Permanent Discontinuation of Advantage Loan Program

        On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the program (the "Internal Review"). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the "Special Committee"), has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Results from the Special Committee's Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company has permanently discontinued the Advantage Loan Program. In connection with the Internal Review, a significant number of officers and employees have been terminated or resigned, including the top loan producers within the Advantage Loan Program. In addition, to avoid the uncertainty of audits and inquiries by third party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our sold Advantage Loan Program loans. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed below, and it is possible additional work will be required in connection with the Internal Review.

        The Bank is currently under formal investigation by the Office of the Comptroller of the Currency (the "OCC"), is responding to grand jury subpoenas from the United States Department of Justice the ("DOJ") and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the "OCC Agreement"), relating primarily to certain aspects of its Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") compliance program as well as the Bank's credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank's compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank's suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank's automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank's BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. Further, any failure to comply with the requirements of the OCC Agreement could result in further enforcement actions, the imposition of material restrictions on the activities of the Bank, or the assessment of fines or penalties. For additional information regarding the OCC and DOJ investigations, see "Item 3. Legal Proceedings."

Executive Transition

        The Company experienced significant executive transitions in late 2019 continuing through the first half of 2020. On October 17, 2019, the Company announced the retirement of its then-Chairman and Chief Executive Officer, Gary Judd, with such retirement to be effective November 30, 2019. On October 15, 2019, the board of directors appointed Thomas Lopp, the Company's then-President, Chief Financial Officer and Chief Operating Officer, to assume the role of Chief Executive Officer and Chairman effective upon Mr. Judd's retirement. The board of directors also appointed Stephen Huber as Chief Financial Officer, also effective November 30, 2019. On May 7, 2020, Mr. Lopp resigned from each of his positions with the Company and the board of directors appointed Mr. Huber as interim Chief Executive Officer. On May 29, 2020, Michael Montemayor was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Effective June 3, 2020, the Company and the Bank appointed Thomas M. O'Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O'Brien. Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Officer with a starting date of February 3, 2020. Since October 1, 2019, more than 100 officers and employees have been terminated or have resigned, including more than 35 loan officers, whether in connection with the Internal Review or otherwise. See "Item 10. Directors, Executive Officers and Corporate Governance."

Lending Activities

        General.    Our lending strategy is to offer a range of loan products to the residential and commercial markets. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 85% of our loan portfolio as of December 31, 2019. The balance of our loan portfolio consists of commercial real estate, construction, and commercial lines of credit.

        During 2019, we continued our historical strategy of originating residential mortgage loans both for retention in our portfolio and sale to the secondary market, as well as growing our commercial real estate and construction lending portfolios. Similar to previous years, during the year ended December 31, 2019, the Advantage Loan Program generated approximately 77% of our residential mortgage loan production. However, as discussed above, in the second half of 2019, our board of directors became aware of significant compliance issues in connection with the origination of residential mortgage loans under the Advantage Loan Program, which ultimately led to the permanent discontinuation of the Program. While we continue to originate residential mortgage loans, primarily conforming loans, for portfolio or for sale to the secondary market, we no longer originate loans under the Advantage Loan Program.

        Our focus for 2020 and beyond is to work hard to resolve our outstanding compliance issues and re-establish strong credit metrics for new lending initiatives, and to focus on the diversification of our overall loan production and develop new residential loan products. However, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. Accordingly, the permanent discontinuation of the Advantage Loan Program will likely have an adverse impact on our results of operations as repayments from our residential loan portfolio will need to be invested in lower yielding assets until new residential loan programs are implemented.

        One- to Four-Family Residential Loans.    The origination of mortgage loans to enable borrowers to purchase or refinance existing homes comprises the largest portion of our loan portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Historically, our most significant product was our Advantage Loan Program, which consisted of one, three, five, or seven-year adjustable rate mortgages with a minimum 35% down payment requirement. As a result of the permanent discontinuation of the Advantage Loan Program, we expect our near-term total residential loan production to be significantly below historical levels. We are working to develop new residential loan products designed to meet the needs of our customers in our served markets that are intended to appeal to our traditional customers as well as to expand and diversify our potential client base.

        Among the products we continue to offer is our tenant-in-common, or TIC, loan program, which is similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two to six-unit residential buildings and a large amount of condominium conversions. Through our TIC program, we lend to owners of individual units within the building based on their relative ownership share. Our TIC loans generally consist of three, five and seven-year adjustable rate mortgages, with an average balance of approximately $0.5 million, and total outstanding loans of $460.0 million as of December 31, 2019. We also offer conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages of less than $0.6 million, which we anticipate to constitute our primary production in 2020. The bulk of our conforming mortgage loan portfolio is held for sale, after which we typically retain servicing rights. In addition, we have a jumbo loan program for residential loans of between $0.6 million and $2.5 million, for which we offer both fixed and adjustable rates. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one, three, five, or seven-year initial fixed period. Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 300 to 458 basis points above the one-year London Interbank Offered Rate ("LIBOR"). Across our residential portfolio, our loan-to-value ratio (defined as current loan amount compared to appraised value at the time of loan origination) was 62% as of December 31, 2019.

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

        Commercial Loans.    We offer a variety of commercial loan products, consisting primarily of commercial real estate loans, construction loans, and commercial lines of credit. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we endeavor to secure personal guaranties on each loan we underwrite. During 2020, we continue to re-evaluate our commercial lending activities in light of the significant negative impact on the economy that has resulted from the COVID-19 pandemic.

        Commercial Real Estate.    Our commercial real estate portfolio includes single room occupancy hotels, office, industrial, retail, multifamily and mixed-use properties. We focus almost exclusively on projects within or contiguous to our branch footprint, focusing on credits with income-producing properties, strong cash flow characteristics and strong collateral profiles. At December 31, 2019, approximately 84% of the commercial real estate loan portfolio consisted of adjustable-rate loans with an average reset of 30 months. Our loan-to-value policy limits are 75% for commercial real estate loans and 80% for multifamily mortgage loans.

        The total commercial real estate portfolio totaled $240.1 million and $251.0 million at December 31, 2019 and 2018, of which $3.9 million and $2.8 million, respectively, were secured by owner occupied properties.

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

        Construction loans.    Our construction loans are comprised primarily of residential construction, commercial construction and mixed-use development. Interest reserves are generally established on real estate construction loans. These loans are typically based on the prime rate of interest and have maturities of up to 36 months. Our loan-to-value policy limits are 80% for construction loans and 65% for land loans. The total construction loan portfolio totaled $178.4 million and $176.6 million at December 31, 2019 and 2018, respectively.

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

        Commercial Lines of Credit and Consumer Loans.    We also offer commercial lines of credit to businesses and individuals for business purposes. These lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and other assets. The total commercial line of credit and consumer loan portfolio totaled $17.9 million and $37.8 million at December 31, 2019 and 2018, respectively.

Investment Portfolio

        As of December 31, 2019, the fair value of our investment portfolio totaled $152.5 million, with an average effective yield of 2.20%. The estimated duration on the fixed income portion of our investment portfolio (fair value of $147.3 million) is 2.2 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, and to be responsive to cash needs and assist in managing interest rate risk. The majority of our investment portfolio, or 80.5%, consists of U.S.

treasuries, with 19.5% in mortgage-backed securities, collateralized mortgage and debt obligations or equity securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

        Our investment policy is reviewed at least annually by our board of directors. Overall investment goals are established by our board, Chief Executive Officer, Chief Financial Officer and members of our Asset and Liability Committee ("ALCO"). Our board of directors has delegated the responsibility of monitoring our investment activities to our management ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of the Bank's Chief Financial Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Deposits

        The quality of our deposit franchise and access to stable funding are key components of our business. We offer traditional depository products, including checking, savings, money market, IRAs and certificates of deposits, to individuals and businesses through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We seek to grow our deposits through use of competitive rates, a focused marketing campaign, and multi-product clubs in which we offer varying benefits depending on the overall relationship with the customer. Our bankers are incentivized to acquire and maintain quality, core deposits as we depend on deposits to fund the majority of our loans. We believe that our long-standing and high quality relationships with our depositors who provide us with long-term funding are due to the convenience, rates and dedicated service we offer. We leverage our branch locations and deep network of customer relationships in our market areas to provide funding sources for our lending business. Brokered deposits are obtained when needed to build liquidity at favorable rates.

Market Area

        The primary markets in which we operate are San Francisco and greater Los Angeles, and our 26 branch network in these areas is our core distribution channel. In addition, we have opened two branches in New York City and one branch in the greater Seattle market. We strive to take advantage of our core footprint, new markets and deep-rooted relationships to target local customers with a diversified product offering.

        Our local branch network enables us to gather deposits, promote the Sterling brand and customer loyalty, originate loans and other products and maintain relationships with our customers through regular community involvement.

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

        As a unitary thrift holding company, Sterling Bancorp is required to comply with the rules and regulations of the FRB. We are required to file certain reports with the FRB and are subject to examination by and the enforcement authority of the FRB. Sterling Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

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

        In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act ("CRA") laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to expand our branch network or acquire other financial institutions.

        Finally, we are also subject to the laws and regulations of the states in which we do business.

        Any change in applicable laws or regulations, whether by the OCC, the FDIC, the FRB, the SEC, state regulators, or Congress, could have a material adverse impact on the operations and financial performance of Sterling Bancorp and Sterling Bank.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

        On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the "EGRRCPA") was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA's provisions—for which banking agencies have now issued certain corresponding guidance documents and/or proposed or final rules—include, among other things: (i) creating a new category of "qualified mortgages" presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act's expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (Tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

        On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio ("CBLR") framework), as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under "prompt corrective action" regulations and will not be required to report or calculate risk-based capital.

        The new rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Sterling Bank does not have immediate plans to elect to use the CBLR framework but may make such an election in the future. As discussed below under the subsection titled "Government and Regulatory Response to the COVID-19 Pandemic," Congress and the federal banking agencies, through legislation and subsequent rulemaking initiatives, have provided financial institutions that have been impacted by the COVID-19 pandemic with greater flexibility with which to make CBLR elections.

Federal Banking Regulation

        Business Activities.    A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended ("HOLA"), and applicable federal regulations. Under these laws and regulations, Sterling Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Sterling Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Sterling Bank, including wealth and investment management.

        Capital Requirements.    If we elect not to opt in to the CBLR, federal regulations will continue to require Sterling Bancorp and Sterling Bank to meet several minimum capital standards. In the case of Sterling Bank, minimum capital standards include a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets ratio of 8.0%, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0%. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

        At December 31, 2019, the Company and the Bank met all regulatory capital requirements to which they are subject.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of December 31, 2019, Sterling Bank was in compliance with the loans-to-one borrower limitations.

        Section 4011 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was enacted on March 27, 2020 in response to the outbreak of COVID-19 in the United States, gave the OCC the power to exempt any transaction or series of transactions from the limits of the loans-to-one borrower rule where (1) the loans or other extensions of credit would go to non-bank financial companies, and (2) the OCC finds that such an exemption would be in the public interest. This power will last until the end of the COVID-19 national emergency or December 31, 2020—whichever is earlier. If, or to what extent, this change could affect Sterling Bank has not yet been assessed.

        Qualified Thrift Lender Test.    Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings bank is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

        A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including a prohibition against dividends, and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At December 31, 2019, Sterling Bank satisfied the QTL test.

        Capital Distributions.    Federal regulations impose limitations on capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank's capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

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

        As a result of the COVID-19 pandemic, on March 17, 2020, the federal banking agencies issued an interim final rule revising the definition of "eligible retained income" for banking organizations subject to the capital rules. To reduce the likelihood of significant limitations on banking organizations' capital distributions in light of COVID-19-related reductions in capital ratios, the interim final rule amends the definition of "eligible retained income" as the greater of (1) a banking organization's net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization's net income over the preceding four quarters. A final rule making this interim rule permanent was adopted on August 26, 2020. Despite the more relaxed rule, banking organizations are still expected to manage their capital actions and liquidity risk prudently and in a safe and sound manner.

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

        In December 2019, the OCC and the FDIC released a notice of proposed rulemaking representing the first major revision of the federal interagency CRA regulations in nearly 25 years. Among other things, the proposed rule provided for objective numerical metrics for quantifying CRA performance, procedures to facilitate the identification of qualifying CRA activities, and, in the case of institutions with a majority of their deposits outside of traditional, facilities-based assessment areas, assessment areas based on the locations of significant levels of retail domestic deposits. The proposal also provided for the periodic publication of a non-exhaustive list of examples of qualifying activities. In addition, the proposed revision imposed significant additional reporting and information collection requirements on covered institutions. The Federal Reserve, although it has expressed interest in CRA reform, was not part of this effort.

        The OCC adopted a final rule on May 20, 2020 that was generally consistent with the proposed rule, although it added some clarifications and transitional relief. The FDIC, however, did not join in the final rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing pandemic. Members of Congress and community groups have expressed hostility to the new rule, and have raised the possibility of repealing it through legislative action. In light of this uncertainty, and the fact that the FDIC has not yet taken action on new rule, it is impossible to predict the substance and timing of a revised CRA rule.

        In addition, the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968 prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

        Transactions with Related Parties.    A federal savings bank's authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Sterling Bank. Sterling Bancorp is an affiliate of Sterling Bank because of its control of Sterling Bank. A subsidiary of a bank that is not also a depository institution or a "financial subsidiary" under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of the bank's capital stock and surplus. The amount of covered transactions with all affiliates is limited of 20% of the bank's capital stock and surplus. The term "covered transaction" includes, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any "low quality asset" from an affiliate. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

        In March 2020, the Federal Reserve issued to certain banks a temporary waiver of the limitations set forth under Section 23A of the Federal Reserve Act and Regulation W in order to allow such banks to purchase certain assets from affiliated broker-dealers and money market mutual funds. The relief afforded by such waivers generally will expire six months after the date of issuance.

        A bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an "insider") and certain entities affiliated with any such person (an insider's "related interest") are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O. The aggregate amount of a bank's loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders' related interests may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank's loans to its executive officers, may not exceed the greater of $25,000 or 2.5% of the bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider's related interests, would exceed the lesser or $500,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must (i) be made on substantially the same terms as and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with unaffiliated persons and that do not present more than a normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sterling Bank's capital. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

        Enforcement.    The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all "institution-affiliated parties," including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive, formal agreement (such as the agreement described below) or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. As discussed in the Executive Summary and Management Discussion and Analysis, the Bank entered into a formal agreement with the OCC on June 18, 2019 and is under formal investigation.

        Standards for Safety and Soundness.    The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness (the "Guidelines"). The Guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the Guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings. Rather than providing specific rules, the Guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the Guidelines, however, could result in a request by the OCC to one of the federal savings banks to provide a written compliance plan to demonstrate its efforts to come into compliance with such Guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance.

        As discussed in greater detail below, the onset of the COVID-19 pandemic in the United States has in certain respects, at least temporarily, impacted the Sterling Bank's operations and risk management and its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the pandemic in order to meet the borrowers' financial needs. Guidance published by the Federal Reserve encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower's financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies temporarily suspended examination activity in the second quarter of 2020 to allow banking organization to focus on the needs of their customers and revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the COVID-19 pandemic and managed associated risk appropriately.

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

        At December 31, 2019, Sterling Bank was considered "well capitalized."

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

        Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or regulatory condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance. In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured on December 31, 2019. For the expense paid in the year ended December 31, 2019, the total FDIC assessment was equal to 3.14 basis points of total assets less tangible capital, and the FICO assessment was equal to 0.03 basis points of total assets less total tangible capital. The last FICO assessment was collected in March 2019.

        Supervisory Assessments.    OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations. The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2019 and 2018, the Bank paid supervisory assessments to the OCC totaling $556,000 and $586,000, respectively.

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

        In addition, other state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. Although Sterling Bank may enjoy several fairly broad exemptions from the CCPA's privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar state data privacy laws and regulations, may require the establishment by Sterling Bank of certain regulatory compliance and risk management controls.

        Anti-Money Laundering Regulation/USA Patriot Act.    Sterling Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

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

  •
  The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties; and

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

        Under FRB regulations, Sterling Bank is required to maintain reserves at the Federal Reserve Bank against its transaction accounts (primarily Negotiable Order of Withdrawal ("NOW") and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: Transaction accounts aggregating $127.5 million or less (which may be adjusted by the FRB) the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the FRB between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements. On March 15, 2020, the FRB reduced the reserve requirement ratio to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.

Federal Home Loan Bank System

        Sterling Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Sterling Bank was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of Indianapolis, the stock has no quoted market value and is carried at cost. Sterling Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Indianapolis stock. As of December 31, 2019, no impairment has been recognized.

Government and Regulatory Response to the COVID-19 Pandemic

        In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. Notable developments include the following.

  •
  On March 15, 2020, the Federal Reserve issued a statement encouraging banks to use their capital and liquidity buffers to lend to households and businesses impacted by the COVID-19 pandemic. The following day, the Federal Reserve issued a statement encouraging banks to access the Federal Reserve's discount window to assist with capital and liquidity management in light of the increased credit needs of banking customers.

  •
  As noted above, on March 17, 2020, the federal banking agencies issued an interim final rule revising the definition of "eligible retained income" for banking organizations subject to the capital rules.

  •
  The CARES Act allows financial institutions to elect to suspend the application of US Generally Accepted Accounting Principles ("GAAP") to any loan modification related to COVID-19 from treatment as a troubled debt restructuring ("TDR") for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) December 31, 2020. A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP should not be required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

  •
  The CARES Act amends Section 1105 of the Dodd-Frank Act to authorize the FDIC to establish a new Temporary Liquidity Guarantee Program ("TLGP"), as well as a new Transaction Account Guarantee ("TAG") program, with expiration established at the end of 2020. The TAG program applies only to amounts in non-interest-bearing transaction accounts, such as demand deposit accounts and NOW accounts; however, under the TLGP, the FDIC can guarantee other forms of insured depository institution indebtedness. The FDIC has yet to implement or release interpretive guidance on these programs; however, similar programs were implemented by the FDIC in response to the 2008 financial crisis.

  •
  The CARES Act creates a forbearance program for impacted borrowers and imposes a temporary 60-day moratorium on foreclosures and foreclosure-related evictions in respect of "federally backed mortgage loans," which include loans secured by a first or subordinate lien on residential 1-to 4-family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by the Department of Housing and Urban Development ("HUD"), the Department of Veteran's Affairs, or the United States Department of Agriculture ("USDA"), are guaranteed under certain provisions of the National Housing Act or the Housing and Community Development Act, or were made directly by the USDA. On June 17, 2020, the date of expiration of the statutory relief described above, the Federal Housing Finance Agency ("FHFA") announced that Fannie Mae and Freddie Mac would extend their single-family moratorium on foreclosures and evictions until at least August 31, 2020. At the same time, the Federal Housing Administration ("FHA") also announced an extension for FHA-insured loans, also to August 31, 2020. These moratoria have since been extended by the FHFA and FHA until the end of 2020. In addition, the CARES Act established a forbearance program for multifamily mortgage loan borrowers experiencing financial hardship as a result of COVID-19. Any "multifamily borrower" with a "federally backed multifamily mortgage loan" (i.e., a loan that is secured by a first or subordinate lien on residential multifamily (5+) real property and that is insured, assisted, or purchased by Fannie Mae, Freddie Mac, or HUD) that experiences a financial hardship during the COVID-19 pandemic may request a forbearance. A "multifamily borrower" is a borrower of a residential mortgage loan that is secured by a lien against a property comprising five or more dwelling units.

  •
  Section 4012 of the CARES Act temporarily sets the CBLR at 8% and provides a grace period to banks that fall below that ratio. These provisions expire at the earlier of (i) the end of the emergency declaration or (ii) December 31, 2020. Separately, on March 22, the FDIC published answers to frequently asked questions for financial institutions affected by the COVID-19 crisis which state that financial institutions have the flexibility to delay their CBLR elections. Previously, financial institutions were required to reflect their CBLR elections on their March 31, 2020 Consolidated Reports of Income and Condition (Call Reports); however, the FDIC's new guidance provides that a decision to elect CBLR for the March Call Report is not binding and may be reversed in a subsequent quarter. On April 6, the federal banking agencies issued two interim final rules (the "IFRs") to implement Section 4012 of the CARES Act. The first IFR provides that, as of the second quarter 2020 and through December 31, 2020, the CBLR will be 8%. A community banking organization with a CBLR of 8% or greater (and that meets other qualifying criteria) may elect to use the CBLR framework during this period. In addition, the IFR establishes a two-quarter grace period, during which a community banking organization that temporarily fails to meet any of the qualifying criteria, including the 8% CBLR requirement, will still be considered well-capitalized as long as it maintains a CBLR of at least 7%. The second IFR provides a gradual transition back to the previously required 9% CBLR. The CBLR will be 8.5% for 2021 and 9% thereafter.

        For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic, see the discussion below under "Item 1A. Risk Factors—Risks Related to our Business."

Future Legislation

        In January 2019, control of the U.S. House of Representatives was assumed by the Democratic Party. As a result, the leadership and roster of the House Financial Service Committee (the "Committee") also shifted, resulting in a different focus for that Committee's legislative and oversight agendas. With the Committee largely having completed its "must pass" work on expiring authorizations (e.g., Export-Import Bank reauthorization) in 2019, prospects for enactment of further financial services legislation this year remain uncertain, particularly given the divided control of the two chambers of Congress and the truncated legislative calendar due to 2020 being a presidential election year. In addition, since May 2020, both the House and the U.S. Senate have passed bills to extend and expand various provisions of the CARES Act and provide other COVID-19-related relief. It is too early to know what provisions will be in any legislation that is ultimately negotiated or enacted or when (or if) such legislation will become law. It is possible that the Democratic Party could gain control of the U.S. Senate following the 2020 election, and with such an outcome we anticipate that Congress would devote substantial attention in 2021 to consumer protection matters. Additionally, we anticipate substantial attention to oversight of the banking sector's role in providing coronavirus-related assistance to impacted businesses.

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

        Capital Requirements.    As a unitary thrift holding company, Sterling Bancorp is subject to consolidated regulatory capital requirements that are similar to those that apply to Sterling Bank. See "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements."

        The Dodd-Frank Act extended the "source of strength" doctrine to unitary thrift holding companies. The FRB has promulgated regulations implementing the "source of strength" policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

        The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and unitary thrift holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Sterling Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

        In order for Sterling Bancorp to be regulated as a unitary thrift holding company by the FRB, rather than as a bank holding company, Sterling Bank must qualify as a "qualified thrift lender" under federal regulations or satisfy the "domestic building and loan association" test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2019, Sterling Bank maintained 89% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Change in Control Regulations

        Under the Change in Bank Control Act, no person may acquire control of a unitary thrift holding company such as Sterling Bancorp unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution's directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a unitary thrift holding company's voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as in our case, the company has registered securities under Section 12 of the Securities Exchange Act of 1934.

        In addition, federal regulations provide that no company may acquire control of a unitary thrift holding company without the prior approval of the FRB. Any company that acquires such control becomes subject to registration, examination and regulation by the FRB.

        In January 2020, the Federal Reserve adopted a final rule for control and divestiture proceedings under the under the Bank Holding Company Act of 1956, as amended, and the HOLA. The final rule does not apply to control determinations under the Change in Bank Control Act, Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W or Regulation O. Under the final rule, control determinations are to be made according to a more rules-based methodology. Presumptions of control generally are based on ownership of voting equity and total equity in a company, director representation and ability to elect directors, director and management interlocks, contractual rights to determine management or operational decisions, and business relationships. The final rule establishes a general three-prong test for determining whether a company controls a bank or savings association. Pursuant to this test, a company controls another company if the first company, directly or indirectly or acting through one or more other persons, (i) owns, controls or has power to vote 25% or more of any class of voting securities of the second company, (ii) controls in any manner the election of a majority of the directors of the other company, or (iii) based on the facts and circumstances of the investment, directly or indirectly exercises a "controlling influence" over the management or policies of the other company.

        On March 31, 2020, the Federal Reserve delayed the implementation of the effective date of the final rule from April 1, 2020 to September 30, 2020. The delay is intended to reduce the operational burdens placed upon banking organizations to allow them to focus on assisting customers in the economic environment resulting from the COVID-19 pandemic. No substantive changes to the final rule were proposed in connection with the delay in implementation.

Emerging Growth Company Status

        The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an "emerging growth company." Sterling Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

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

        A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a "large accelerated filer" under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Employees

        As of December 31, 2019, we had 311 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Subsidiaries

        In addition to the Bank, the Company has the following subsidiaries:

        Quantum Fund, LLC ("Quantum").    In April 2017, the Bank acquired Quantum, an investment management platform focused on hedged equity and mid-cap, small-cap and micro-cap portfolio strategies. As of December 31, 2019, Quantum had $153 million in assets under management.

        Sterling Wealth Management. Sterling Wealth Management, a subsidiary of the Bank, formerly provided wealth management services to certain of the Bank's customers. Sterling Wealth Management is presently inactive, and the Bank is in the process of dissolving this entity.

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

Risks Related to the Advantage Loan Program

The Internal Review results indicate numerous instances of misconduct by employees in connection with the origination of residential mortgage loans in our Advantage Loan Program.

        The primary focus of the Internal Review has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Results from the Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. In connection with the Internal Review, a significant number of officers and employees were terminated or resigned, including the top loan producers within the Advantage Program.

        While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed below, and it is possible additional work will be required in connection with the Internal Review.

        The misconduct of employees discovered during the Internal Review has resulted in a material adverse impact on our business and results of operations through the expenditure of significant expenses on third parties and the expenditure of significant internal resources for the conduct of the Internal Review, damage to our reputation, termination of a core part of our operating model, and a number of additional material risks identified in the Risk Factors set forth below. In addition, if further work is required in connection with the Internal Review, management's time and resources could be diverted, and we may incur significant legal and other expenses in connection with such additional work.

Pending governmental investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences which could adversely affect our financial condition and future operating results.

        The Bank is currently under formal investigation by the OCC relating to certain aspects of its BSA/AML compliance program as well as the Bank's credit administration. The Bank also has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank's residential lending practices and related issues. The outcome of the pending government investigations is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations, (ii) that the reserves we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. In addition, management's time and resources will be diverted to address the investigation and any related litigation, and we may incur significant legal and other expenses in our defense of the investigation and any related litigation.

We are subject to pending securities class action and legal proceedings that may adversely affect our business.

        The Company, certain of its current and former officers and directors, and other parties have been named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed in the United States District Court for the Eastern District of Michigan. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank's residential lending practices that were made in the Company's registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC, and during earnings calls. The Company filed a motion to dismiss the amended complaint with the court on September 22, 2020. We will continue to incur legal fees in connection with this and potentially other cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend this lawsuit, and any related actions, vigorously, but there can be no assurance that we will be successful in any defense. If the case is decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. In addition, there can be no assurance (i) that we will not incur material losses due to damages, costs and/or expenses as a result of this litigation, (ii) that our directors' and officers' insurance policy and the reserves we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed the coverage limits of our insurance and such reserves and have a material impact on our financial condition or results of operations. Further, the amount of time that will be required to resolve this lawsuit is unpredictable and these actions together with the government investigations discussed elsewhere herein are likely to divert management's attention from the day-to-day operations of our business, which could further adversely affect our business, results of operations and cash flows.

        In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported stockholder will commence a stockholder derivative action on behalf of the Company seeking appropriate relief. The board of directors has recently established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company has responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the demand letter or that, if any such litigation is commenced, the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation or that any such losses will not have a material impact on the Company's financial condition or results of operations.

The permanent discontinuation of our Advantage Loan Program will materially and adversely affect our results of operations.

        On December 9, 2019, we voluntarily suspended our Advantage Loan Program in connection with the Internal Review, and we subsequently determined to permanently discontinue the Advantage Loan Program. While the Company will continue to work on initiatives to diversify its overall loan production and to review new residential loan products, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. We therefore expect adverse effects on our residential loan production as a result of the permanent discontinuation of the Advantage Loan Program. In addition, repayments from our loan portfolio will need to be invested in lower yielding assets until new loan programs can commence. Further, as historically a significant portion of our deposits have come from our Advantage Loan Program customers, the discontinuation of the Advantage Loan Program could result in a reduction in our deposits and have an adverse impact on our ability to generate new deposits at favorable rates, which could have a substantial negative effect on our liquidity and/or profitability. Accordingly, we expect that the permanent discontinuation of the Advantage Loan Program will materially and adversely affect our results of operations.

Failure to abide by the OCC Agreement regarding our BSA/AML compliance program and credit administration, as well as risk of noncompliance and with the Bank Secrecy Act and other anti-money laundering statutes and regulations, could have a material adverse effect on our business.

        On June 18, 2019, the Bank entered into the OCC Agreement, relating primarily to certain aspects of the Bank's BSA/AML compliance program and credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank's compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank's suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank's automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank's BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. Further, any failure to comply with the requirements of the OCC Agreement could result in further enforcement actions, the imposition of material restrictions on the activities of the Bank, or the assessment of fines or penalties.

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

        Additional expenses and investments have been incurred as the Bank expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to strengthen and support the BSA/AML compliance program, as well as the Bank's broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the OCC Agreement, have had an adverse effect on the Bank's results of operations in 2019 and is expected to have a material adverse effect on the Bank's results of operations in one or more future periods.

        Finally, due to the existence of the OCC Agreement, some counterparties may not be permitted to, due to their internal policies, or may choose not to, do business with the Bank. Should counterparties upon which the Bank relies for the conduct of their business become unwilling to do business with the Bank, the Bank's results of operations and/or financial condition could be materially adversely affected.

        There is no assurance as to how long the OCC Agreement will remain in effect.

The Internal Review has revealed instances of the Bank's failure to comply with federal regulations governing the origination of residential mortgage loans, including rules governing the verification of a borrower's ability to repay a loan.

        Among the many federal regulations with which we must comply in connection with the origination of residential mortgage loans is a rule issued by the Consumer Financial Protection Bureau which requires, for loans within its scope, that a creditor must make a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. Among other requirements, a creditor must verify the information on which it bases its repayment ability determination by using reasonably reliable, written "third-party records." The rule also provides that loans that meet a "qualified mortgage" definition will be presumed to have complied with the ability-to-repay standard. A majority of our residential mortgage loans are not "qualified mortgages," as our underwriting process does not follow applicable regulatory guidance required for such qualification. The Internal Review has identified numerous instances of noncompliance with the income verification requirements under the ability to repay rules of the CFPB. We could be subject to statutory claims for violations of the ability to repay standard, as well as other laws and regulations governing the origination of residential mortgage loans. Any such claims could materially and adversely affect our ability to underwrite these loans, our business, and results of operations or financial condition.

We may incur future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold into the secondary market.

        From time to time, we package residential mortgages for sale into the secondary market while retaining the servicing rights with respect to such loans. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. To avoid the uncertainty of audits and inquiries by third party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our sold Advantage Loan Program loans. A substantial portion of these loans were sold to the secondary market at a slight premium to their principal balances and, as a result, we are required to repurchase such loans at that same premium which will result in a loss with respect to any repurchased loan. There can be no assurance as to the extent of any repurchases we may complete as a result of this offer and the compliance issues with respect to the origination of Advantage Loans or whether the reserves we have established with respect to such repurchase risk will be sufficient to cover potential losses we may incur in connection with such repurchases. Accordingly, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us. In addition, the servicing agreements under which we service loans sold into the secondary market contain a number of representations, warranties and covenants, including delivery of audited financial statements and independent audit reports regarding our servicing operations, which, if breached, could entitle the owners of the serviced loans to terminate us as servicer. Any such termination would generally result in the loss of our servicing rights with respect to the related loans. A loss of a material portion of our servicing rights could have a negative financial impact on us.

We have not been in compliance with Nasdaq's requirements for continued listing and as a result our common stock may be delisted from trading on Nasdaq, which would have a material effect on us and our shareholders.

        We were delinquent in the filing of our periodic reports with the SEC as a result of additional review and procedures, including on the part of the Company's independent auditors, relating to the circumstances that led to the permanent discontinuation of the Advantage Loan Program, and the Internal Review, as a result of which we are not in compliance with the listing requirements of Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under Nasdaq's listing rules, we were permitted to submit to Nasdaq a plan to regain compliance. We previously submitted such a plan to the Listing Qualifications Department of Nasdaq, which granted us until September 14, 2020 to regain compliance. On September 15, 2020, the Company received a Staff Delisting Determination (the "Staff Determination") from the Listing Qualifications Department as a result of the Company being unable to meet the September 14, 2020 deadline. On September 22, 2020, the Company appealed the Staff Determination by requesting a hearing before a Nasdaq Hearings Panel (the "Hearings Panel") as well as a stay of delisting pending the hearing. The Hearings Panel thereafter granted the Company's request for such further stay, and the hearing has been scheduled for October 22, 2020.

        We currently expect to file both of our delinquent Quarterly Reports with the SEC prior to the October 22, 2020 hearing before the Hearings Panel, but there is no guarantee we will be able to do so. If we are unable to make these filings in the expected timeframe, and if an adverse decision is issued by the Hearings Panel, our common stock would be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or on any other exchange. In addition, if our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

Risks Related to Our Highly Regulated Industry

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

Failure to satisfy the qualified thrift lender test may subject us to regulatory enforcement actions and restrict our ability to pay dividends.

        As a federal savings bank, Sterling Bank must satisfy the qualified thrift lender, or "QTL," test. Under the QTL test, Sterling Bank is required to maintain at least 65% of its "portfolio assets" (i.e., total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily mortgage loans secured by one-to-four family and multi-family residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. A savings association that fails the QTL test immediately will be prohibited from: (1) making any new investment or engaging in any new activity not permissible for a national bank, (2) paying dividends, unless such payment would be permissible for a national bank, is necessary to meet the obligations of a company that controls the savings association, and is specifically approved by the OCC and the FRB, and (3) establishing any new branch office in a location not permissible for a national bank in the association's home state. A savings association that fails to meet the QTL test is deemed to have violated the Home Owners' Loan Act and, as discussed further below, may be subject to OCC enforcement action. In addition, if a savings association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank.

        The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, Sterling Bank satisfied the QTL test. However, if our commercial portfolio continues to grow and we are unable to replace the lost residential loan production resulting from the permanent discontinuation of our Advantage Loan Program, we may fail to maintain our QTL status in future periods. In such event, we could be forced to buy mortgage backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting Sterling Bank's savings bank charter to a commercial bank charter. Absent such strategies, if we fail to satisfy the QTL test, we could become subject to regulatory enforcement actions and our ability to pay dividends may be severely restricted.

The Dodd-Frank Act may continue to affect our business, governance structure, financial condition or results of operations.

        The Dodd-Frank Act, among other things, imposed new capital requirements on thrift holding companies; changed the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC's authority to raise insurance premiums. The Dodd-Frank Act also established the Consumer Financial Protection Bureau as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Company. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Because the FRB has only been a primary regulator for thrift holding companies since 2012, it is unclear whether we will be exposed to additional regulatory burdens. Any future legislative changes to the Dodd-Frank Act could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        Notwithstanding the above, the enactment of EGRRCPA and the promulgation of its implementing regulations repealed or modified several important provisions of the Dodd-Frank Act. Among other things, EGRRCPA raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the FRB to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. However, many provisions of the Dodd-Frank Act that have increased our compliance costs remain in place. Certain of the provisions amended by EGRRCPA took effect immediately, while others are subject to ongoing joint agency rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although we expect to benefit from many aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. In addition, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of EGRRCPA's changes regarding stress testing and risk management.

The financial services industry may be subject to new legislation, regulation and governmental policy.

        In January 2019, control of the U.S. House of Representatives was assumed by the Democratic Party. As a result, the leadership and roster of the House Financial Service Committee also shifted, resulting in a different focus for that Committee's legislative and oversight agendas. The prospects for enactment of financial services legislation this year remains uncertain, particularly given the divided control of the two chambers of Congress, and the truncated legislative calendar due to 2020 being a presidential election year. In addition, since May 2020 both the House and the U.S. Senate have passed legislation to extend and expand various provisions of the CARES Act and provide other COVID-19-related relief. It is too early to know what provisions will be in any legislation that is ultimately negotiated or enacted or when (or if) such legislation will become law. It is possible that the Democratic Party could gain control of the U.S. Senate following the 2020 election, and with such an outcome we anticipate that Congress would devote substantial attention in 2021 to consumer protection matters, through greater oversight of the CFPB's and the federal banking agencies' efforts in this area. We also anticipate that substantial attention will be given to oversight of the banking sector's role in providing coronavirus-related assistance to impacted businesses.

        In addition, federal regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are interpreted and applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

        The Community Reinvestment Act ("CRA"), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the Consumer Financial Protection Bureau, the Department of Housing and Urban Development and other regulators. Under the fair lending laws, a lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice for investigation. A successful challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation.

Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.

        The FRB and the OCC periodically examine our business operations, including our sales practices, supervisory procedures and internal controls, recordkeeping practices and financial position, to determine our compliance with applicable laws and regulations and to protect the solvency and safety and soundness of our organization. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk and liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include, among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

        In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital requirements are generally applicable to all U.S. banks as well as to unitary thrift holding companies with assets over $1 billion, such as the Company. The new regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The new regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a "well-capitalized" depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The new regulatory capital rules became effective as applied to Sterling Bank on January 1, 2015 with the final phase-in complete as of January 1, 2019. In addition, on September 17, 2019 the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the CBLR framework), as required by the EGRRCPA. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposures and trading assets and liabilities. Sterling Bank is eligible to utilize the CBLR framework but has not yet determined to do so. For additional discussion of the regulatory capital rules, see "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements."

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

We have identified material weaknesses in our internal controls, which could adversely affect our business, reputation, and results of operations.

        We have identified material weaknesses in the Company's internal control over financial reporting related to our control environment, including contributing factors involving our organizational structure and reporting lines and the staffing of our internal control function, as well as our identification and assessment of risks in the Advantage Loan Program. Based on the material weaknesses, our management has determined that the Company has not maintained effective internal control over financial reporting as of December 31, 2019. See "Item 9A. Controls and Procedures" for a discussion of the Company's internal control over financial reporting and the material weaknesses.

        The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, and our results of operations. If we are unable to remediate the material weaknesses in a timely manner, our shareholders, customers, other business partners and regulators may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, state insurance laws and regulations, and the covenants under our debt agreements. We are also exposed to lawsuits and investigations, and we could be exposed to additional legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Legal actions against us may result in payments including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable laws and regulations. We could incur significant costs in connection with any such actions.

        In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, and our results of operations.

Risks Related to Our Business

The economic impact of the COVID-19 pandemic may have an adverse impact on our business and results of operations.

        The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which is causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and is prompting the need for additional aid and other forms of relief.

        The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the outbreak of COVID-19 in the United States, more than 50 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. As of the end of June 2020, the national unemployment rate was 11.1%. Although an improvement from the 14.7% national unemployment rate observed in April 2020, the current rate of unemployment is substantially higher than the 3.6% national unemployment rate observed in January 2020 prior to the outbreak of COVID-19 in the United States. Further, the Federal Pandemic Unemployment Compensation, which under Section 2104 of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") allows for additional payments to covered individuals of up to $600 per week, expired as of July 31, 2020 and it is uncertain whether this benefit will be renewed by Congress.

        The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility. To help address these issues, the Federal Open Market Committee ("FOMC") has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. At its June and July meetings, the FOMC continued its commitment to this approach, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC's maximum-employment and price-stability goals. In addition, in order to support the flow of credit to households and businesses, the FRB indicated that it will continue to increase its holdings of U.S. Treasury securities and agency residential and commercial mortgage-backed securities to sustain proper functioning of the financial markets.

        Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. More specifically, through Section 4022 of the CARES Act, Congress provided relief to borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 by allowing such borrowers to request forbearance, regardless of delinquency status, for up to 360 days. Such relief will be available until the earlier of December 31, 2020 and the date of termination of the national emergency declaration. Section 4022 of the CARES Act also prohibits servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date of termination of the national emergency declaration, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration.

        Additionally, in many states in which we do business or in which our borrowers and loan collateral are located, temporary bans on evictions and foreclosures have been enacted through a mix of executive orders, regulations, and judicial orders. Certain such relief orders have since expired, although several states, including California, New York and New Jersey, have extended their temporary orders and may continue to do so indefinitely. In addition, in New York, Governor Andrew Cuomo signed legislation on June 17, 2020 that expands mortgage forbearance available for those experiencing financial hardship during the crisis caused by the COVID-19 pandemic. The legislation applies to those who have mortgages with state-regulated financial institutions and is intended to be an expansion of the CARES Act's mortgage forbearance provisions. The legislation provides up to one year of forbearance if the borrower's hardship persists and provides flexible payment options. Furthermore, on August 31, 2020, the California Legislature passed legislation extending an existing moratorium on evictions through January 31, 2021, provided that renters pay a portion of their rent for the period between September 1, 2020 and January 31, 2021. The legislation also requires servicers of residential mortgages, including those on real property containing up to four dwelling units, to comply with certain standards when notifying and communicating with borrowers who have experienced a COVID-19-related financial hardship and may be pursuing forbearances or other loss mitigation options.

        Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry. Although we do not have a material concentration in the restaurant and retail industries, at December 31, 2019, we had $81.8 million of loans to hotels and single-room occupancy hotels in our commercial real estate loan portfolio. In addition, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

        Given the ongoing, dynamic and unprecedented nature of our current circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

  •
  because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business, relative to other areas of the country;

  •
  our ability to market our products and services may be impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;

  •
  if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

  •
  collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;

  •
  our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

  •
  an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;

  •
  the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

  •
  as the result of the reduction of the FRB's target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

  •
  deposits could decline if customers need to draw on available balances as a result of the economic downturn;

  •
  a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

  •
  we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions—all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;

  •
  we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and

  •
  as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

Our senior management has recently undergone a significant transition and our future success depends on our ability to identify, attract and retain key executives and other qualified personnel in the current environment.

        The Company experienced significant executive transitions in late 2019 continuing through the first half of 2020. On October 17, 2019, the Company announced the retirement of its then-Chairman and Chief Executive Officer, Gary Judd, with such retirement to be effective November 30, 2019. On October 15, 2019, the board of directors appointed Thomas Lopp, the Company's then-President, Chief Financial Officer and Chief Operating Officer, to assume the role of Chief Executive Officer and Chairman effective upon Mr. Judd's retirement. The board of directors also appointed Stephen Huber as Chief Financial Officer, also effective November 30, 2019. On May 7, 2020, Mr. Lopp resigned from each of his positions with the Company and the board of directors appointed Mr. Huber as interim Chief Executive Officer. On May 29, 2020, Michael Montemayor was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Effective June 3, 2020, the Company and the Bank appointed Thomas M. O'Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O'Brien. Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Officer with a starting date of February 3, 2020. Since October 1, 2019, more than 100 officers and employees have been terminated or have resigned, including more than 35 loan officers.

        We may not be successful in retaining our key employees, or replacing recently terminated or departed employees, and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience and the difficulty of finding qualified replacement personnel. We recognize that the banking industry is competitive and replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in the banking industry. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of key employees.

Our concentration in residential mortgage loans exposes us to risks.

        At December 31, 2019 and 2018, one-to-four family residential real estate loans amounted to $2.48 billion and $2.45 billion, or 85% and 84%, respectively, of our total loan portfolio, and we intend to continue this type of lending in the foreseeable future. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of a downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a great risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our results of operations are dependent on our loan production. Recent terminations and departures of high producing loan officers may materially and adversely affect our results of operations.

        Our business and ability to generate loans depends on the efforts of our loan producers. Since October 1, 2019, more than 100 officers and employees have been terminated or have resigned, including more than 35 loan officers. If we are unable to maintain the clients of these producers, hire effective new producers, or replace their production through other loan officers and loan products, our results of operations would be materially and adversely affected.

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

        In addition, we believe that we have historically faced less competition for customers of our Advantage Loan Program as compared to the competition we face in the market for qualified mortgages. Due to the permanent discontinuation of this Program, we may face significant pricing pressure and may experience a negative effect on our net interest margin. Many of our competitors are much larger and may be able to achieve economies of scale and, as a result, may offer better pricing for the type of products and services we provide. Should competition over the type of loans we underwrite increase, our profitability could be materially and adversely affected. See "Item 1. Business—Competition."

We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cybersecurity breaches.

        We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others, as well as our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. We face an increasing number of regulations and regulatory scrutiny related to our information technology systems, and security or privacy breaches with respect to our data could result in regulatory fines, reputational harm and customer losses, any of which would significantly impact our financial condition. As cybersecurity threats are inherently difficult to predict and can take many forms, insurance coverage may not be available for losses associated with cyber-attacks or information security breaches, or where available, such losses may exceed insurance limits. In addition, because we perform our own core processing and other technological functions, we cannot rely on indemnification or another source of third-party recovery in the event of a breach of such functions.

        In recent years, several U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date and to the best of our knowledge, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

        Although we have implemented and intend to continue to implement and enhance security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful in deterring or mitigating the effects of every cyberthreat that we face. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect client transaction data, other customer data and employee data. Any successful cyber-attack or other information security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber-attack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Company's business, financial condition or results of operations and damage its reputation.

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

        Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. In addition, should secondary market investors accept our offers to repurchase Advantage Loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our excess liquidity. Moreover, depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. In the event such restrictions on interest rates paid on deposits become applicable to us, we will likely need to reduce our interest rates paid on a large segment of our deposits, which could result in significant deposit withdrawals. In addition, as of December 31, 2019, approximately 17.3% of our total deposits are not FDIC-insured, and a significant portion of those deposits could be withdrawn in the event of volatile economic conditions. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings. See "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Prompt Corrective Action."

        Other primary sources of funds consist of cash flows from operations and sales of investment securities, and proceeds from the issuance and sale of our equity securities, including, most recently, net proceeds of approximately $85.5 million from our 2017 initial public offering. Additional liquidity is provided by our ability to borrow from the FHLB of Indianapolis or our ability to sell portions of our loan portfolio. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the ability to sell mortgage portfolios as a result of a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

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

        We rely in part on advances from the FHLB, subordinated debt, and brokered deposits to fund our operations. Although we consider such sources of funds adequate for our current needs, we may need to seek additional debt or equity capital in the future to restore capital that may be depleted due to losses related to adverse results from government investigations and ligations, adverse economic conditions due to COVID 19 and other risks identified herein, as well as to fund future growth. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require regulatory approval. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain regulatory approval, our capital base, growth strategy and future prospects could be materially and adversely impacted.

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

        At December 31, 2019, our commercial loans totaled $436.4 million, or 15% of our total loans. As a result of the permanent discontinuation of the Advantage Loan Program, we expect this percentage to materially increase. We intend to increase our originations of commercial loans, within permissible limits for a federal savings bank, which primarily consists of commercial real estate, construction and development, business loans, and commercial lines of credit. These loans generally have more risk than residential mortgage loans.

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

        In prior years the FRB's policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. After steadily increasing the target federal funds rate in 2018 and 2017, the FRB in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, decreased the target federal funds rate by an additional 150 basis points to a range of 0.0% to 0.25% as of March 31, 2020. The FRB could make additional changes in interest rates during 2020 subject to economic conditions. If the FRB increases the target federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low, or relatively low, interest rate environment or increasing our cost of funds may adversely affect our net interest income, which would have a material adverse effect on our profitability.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

        LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.

        We have not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if and when it ceases to exist. If LIBOR is discontinued after 2021 as expected, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, and such discontinuation may increase operational and other risks to the Company and the industry.

        While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee, or ARRC, selected the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR. SOFR has been published by the FRBNY since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral U.S. Treasury repurchase agreement transactions cleared through the delivery-versus-payment service offered by the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation.

        The Federal Reserve Bank of New York ("FRBNY") currently publishes SOFR daily on its website at https://apps.newyorkfed.org/markets/autorates/sofr. The FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice.

        Because SOFR is published by the FRBNY based on data received from other sources, the Bank has no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions. There is no assurance that SOFR will be widely adopted as the replacement reference rate for LIBOR (or that the Company will ultimately decide to adopt SOFR as the reference rate for its lending or borrowing transactions).

        The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on the Company's business, financial condition, and results of operations. In particular, any such transition could:

  •
  adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Company's floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;

  •
  adversely affect the value of the Company's floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;

  •
  prompt inquiries or other actions from regulators in respect of the Company's preparation and readiness for the replacement of LIBOR with an alternative reference rate;

  •
  result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and

  •
  require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

        In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

The FASB has issued an accounting standard update that will result in a significant change in how we provide for credit losses and may have a material impact on our financial condition or results of operations.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the current "incurred loss" model, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

        The new CECL standard will be effective on January 1, 2023 for the Company. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

        Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses, the fair value of financial instruments and the valuation of mortgage servicing rights. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided or reduce the carrying value of an asset measured at fair value. Any of these could have a material adverse effect on our business, financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        At December 31, 2019, our allowance for loan losses as a percentage of total loans was 0.75%. The determination of the appropriate level of allowance for loan losses is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance for loan losses would materially decrease net income. Nonperforming loans may increase and nonperforming or delinquent loans may adversely affect future performance. In addition, federal regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge offs. Any significant increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

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

        Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco Bay and Los Angeles Areas. As of December 31, 2019, 89% of our loan portfolio was based in California and our loan portfolio had concentrations of 54% and 35% in the San Francisco Bay and Los Angeles Areas, respectively. While there is not a single employer or industry in our market areas on which a significant number of our customers are dependent, if the local economies, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Notably, the COVID-19 pandemic has had, and likely will continue to have, a significant effect on the California real estate market. In response to this crisis, California lawmakers have adopted legislation and other orders requiring us to take, or refrain from taking, certain action to assist borrowers who have experienced a COVID-19-related financial hardship, including by offering forbearance and other loss mitigation options and delaying foreclosure proceedings. Similarly, catastrophic natural events such as earthquakes or wildfires could have a disproportionate effect on our financial condition. As a result of this lack of diversification in our loan portfolio, a downturn in the local economies generally and real estate market specifically could significantly reduce our profitability and growth and have a material adverse effect on our financial condition.

We face strong competition in the banking industry, and we may not be able to successfully grow or retain market share in our existing markets.

        We face intense competition in the banking industry from many competitors who compete with us on an international, regional or local level. Our strategy for future growth relies in part on growth in the communities we serve and our ability to develop relationships in particular locations, and we expect to continue to face strong competition from competitors in all of our markets. In addition, our competitors may seek to benefit from the recent negative publicity surrounding our permanent discontinuation of the Advantage Loan Program and target our customers. If we fail to compete effectively against our competitors, we may be unable to expand our market share in our existing markets, and we may be unable to retain our existing market share in key growth markets or in those markets in which we have traditionally had a strong presence. Failure to protect our market share on a regional level or to grow our market share in key growth markets and product categories could have a material adverse effect on our overall market share and on our profitability.

The value of our mortgage servicing rights can be volatile.

        We sell in the secondary market residential mortgage loans that we originate, which provides a meaningful portion of our non-interest income in the form of gains on the sale of mortgage loans. We also earn revenue from fees we receive for servicing mortgage loans. As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan—collect principal, interest, and escrow amounts—for a fee. We acquire mortgage servicing rights when we keep the servicing rights in connection with the sale of loans we have originated.

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

        We are a community bank, and our reputation is one of the most valuable components of our business. Recent negative publicity regarding the Advantage Loan Program may cause substantial damage to our reputation in the communities we serve. While we will seek to restore any such damage, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, and delivering superior service to our customers and caring about our customers and associates, we cannot assure you these efforts will be successful. If our reputation continues to be negatively affected by the actions of our former employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

        Our ability to grow and compete, including to develop and deliver new products that meet the needs of our existing customers and attract new ones, is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Our ability to run our business in compliance with applicable laws and regulations is also dependent on that infrastructure. Similar to other corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial records and other systems. Any shortcomings in our technology systems, including, by way of example, an inability to prevent manual journal entries, subjects us to risk of misconduct by our employees that may go undetected.

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

        Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. Any deviation or non-adherence to these internal policies and procedures, such as the conduct leading to the permanent discontinuation of the Advantage Loan Program, whether intentional or unintentional, could have a detrimental effect on our management, operations or financial condition.

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

        From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period consolidated financial statements.

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

The permanent discontinuation of the Advantage Loan Program may significantly reduce our ability to meet the needs of many of our customers.

        Many of our customers are recent immigrants or foreign nationals who often lack the traditional financial documentation required to qualify for conforming mortgages. The Advantage Loan Program was designed in part to meet the financing needs of this community. If we are unable to replace the Advantage Loan Program with a reliable and prudent loan program, we may lose the ability to service these customers, which would result in a material and adverse effect on our loan production and results of operations.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our shareholders' equity.

        Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or net income. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer's financial condition, management may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. In analyzing an equity issuer's financial condition, management may consider industry analysts' reports, financial performance and projected target prices of investment analysts. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to net income may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Securities Portfolio."

As part of our asset/liability management strategy, we sell portions of our residential loan portfolio from time to time, while retaining servicing rights. If the market for our mortgage loans to the secondary market were to significantly contract, or if purchasers were to lose confidence in the quality of our loans, our earnings profile would be negatively affected and our ability to manage our balance sheet would be materially and adversely affected.

        From time to time, we manage our liquidity and balance sheet risk by selling loans in our mortgage portfolio into the secondary market. If the market for our mortgages were to contract or our counterparties were to lose confidence in our asset quality, we would lose a key piece of our liquidity strategy and would need to find alternative means to manage our liquidity that may be less effective. In addition, in connection with residential mortgages packaged for sale in the secondary market, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The recent permanent discontinuation of our Advantage Loan Program may lead some purchasers to claim that the historical representations and warranties we have made in connection with such sales were inaccurate. A substantial decline in residential real estate values in the markets in which we originated such loans could increase the risk of such claims. While we currently believe our repurchase risk remains low based upon the minimal credit losses experienced in our historical loan portfolio, it is possible that requests to repurchase loans could occur in the future. If the market for our residential portfolio were to contract or if a significant number of purchasers claimed our historical representations and warranties made in connection with loans made under the Advantage Loan Program were inaccurate and requested that we repurchase such loans, our liquidity, capital ratios and financial condition would be materially and adversely affected.

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

        We have sold $65.0 million in aggregate principal amount of our 7.0% Fixed to Floating Subordinated Notes due April 15, 2026. As a result, we are currently, and to the extent we incur significant debt in the future, we will be, subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. In addition, our subordinated notes and the related subordinated note purchase agreements contain customary covenants, which under certain circumstances place restrictions on our ability to pay dividends or make other distributions and enter into certain transactions, including acquisition activity. If we fail to satisfy one or more of the covenants under our subordinated notes, we would be in default under such notes, and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all.

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

Risks Related to Governance Matters

We have been a "controlled company" under the corporate governance rules for Nasdaq-listed companies, and we may elect to take full advantage of the "controlled company" exception, which would make our common stock less attractive to some investors or otherwise harm our stock price.

        Because we have qualified as a "controlled company" under the corporate governance rules for Nasdaq-listed companies since our initial public offering, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. Although we have recently received informal notice that due to a recent change in trustee for a number of the Seligman family trusts, we may lose controlled company status, we are still eligible to take full advantage of the controlled company exceptions for one year following the loss of controlled company status. Currently, Sandra Seligman and Seth Meltzer, who are not independent directors, serve on our Nominating Committee. Although we do not intend to rely upon the "controlled company" exception to the board of directors and committee independence requirements under the rules of Nasdaq, except for our Nominating Committee, we could elect to do so in the future. In this regard, in light of our status as a controlled company, our board of directors could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling shareholder differ from those of other shareholders, the other shareholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. We may take advantage of some or all the "controlled company" exceptions and to the extent we do not, this determination could change in the future. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

The Seligman family, directly through the family's trust, has influenced and has the ability to continue to influence Company operations and to control the outcome of matters submitted for shareholder approval and may have interests that differ from those of our other shareholders.

        Scott J. Seligman and others of his family members were the original founders of the Bank, and Mr. Seligman has had a variety of senior roles and positions over the course of many years. Prior to 2000, he served as a member of the Bank's board and as chief executive officer of the Bank. After 2000 and through December 31, 2019, he served as a consulting director to the board of the Bank and retained the title of vice president of the Company. In these roles, Mr. Seligman participated in the conduct of the affairs of the Bank and had a significant influence over the Bank's operations. In addition, Mr. Seligman caused the Bank to engage in various transactions with other Seligman-controlled businesses. For example, the Bank has a sublease agreement with Seligman & Associates for office space, and the Bank provides monthly data processing and programming services to entities controlled by the Company's controlling shareholders. Mr. Seligman resigned from his positions as consulting director to the board of the Bank and as vice president of the Company effective December 31, 2019.

        Certain trusts for the benefit of members of the Seligman family and administered by their trustees or other Seligman family members or their designees beneficially own approximately 70% of our common stock. The trustees of the trusts for the benefit of Scott J. Seligman have voting and dispositive power over approximately 48% of our common stock, effectively giving such trusts control over the outcome of the shareholder votes on most matters. The trustee of the trusts for the benefit of Sandra Seligman has voting and dispositive power over approximately 18% of our common stock. Prior to August 2020, Mr. Seligman and Ms. Seligman utilized the same trustee for their respective trusts. Should the Seligman family and their trusts vote as a block, they would have effective control over the outcome of the votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws and the approval of a sale of the Company and other significant corporate transactions, regardless of how other shareholders vote on these matters. Furthermore, the interests of the Seligman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

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

        These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the board of directors, which is responsible for appointing members of our management. Any matters requiring the approval of our shareholders will require the approval of the Seligman family and their trustees, which may have interests that differ from those of our other shareholders.

        In addition, the 2017 Omnibus Equity Incentive Plan provides that restricted stock awards become fully vested in the event of a change in control and permits the board of directors or a committee thereof to accelerate, vest or cause the restrictions to lapse with respect to other outstanding awards including stock options, in the event of, or immediately prior to, a change in control. Such vesting or acceleration could discourage the acquisition of our Company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located at One Towne Square, Suite 1900, Southfield, Michigan 48076. In addition to our corporate headquarters, we operate 20 branch offices located in the San Francisco metropolitan area, six branch offices in the Los Angeles metropolitan area, two branch offices and one loan production office located in New York City, and one branch office in the greater Seattle market. We lease our corporate headquarters and each of our retail branch offices at what we believe to be market rates.

ITEM 3.    LEGAL PROCEEDINGS

        Except as described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

OCC Investigation

        The Bank is currently under formal investigation by the OCC and continues to be subject to the OCC Agreement, relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank's credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank's compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank's suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank's automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank's BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third party vendor, and engage a third party to conduct a model validation for its BSA/AML monitoring software.

        The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank's business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our 2019 results of operations.

DOJ Investigation

        The Bank also has received grand jury subpoenas from the DOJ beginning in early 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank's residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank expects to incur significant costs in its efforts to comply with the DOJ investigation in 2020.

Shareholder Litigation

        The Company, certain of its current and former officers and directors, and other parties have been named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the United States District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank's residential lending practices that were made in the Company's registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC, and during earnings calls. The Company filed a motion to dismiss the amended complaint with the court on September 22, 2020. We will continue to incur legal fees in connection with this and potentially other cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to vigorously defend this and any related actions.

        The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations or litigation, (ii) that the reserves we have established will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such reserves and have a material impact on our financial condition or results of operations. The Company has incurred significant legal expenses in defending the litigation and in cooperating with the investigations and expects to continue to do so during the pendency of these matters.

        In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported stockholder will commence a stockholder derivative action on behalf of the Company seeking appropriate relief. The board of directors has recently established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company has responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the claims set forth in the demand letter or that, if any such litigation is commenced, it will not have a material impact on our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the Nasdaq Capital Market under the symbol "SBT" since November 17, 2017. Prior to that date, there was no public trading market for our common stock.

        On September 30, 2020, we had 49,977,209 shares of common stock, no par value, outstanding and ten holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

        Although as a private company, we had only recently paid dividends to our shareholders, we intend to consider conservative and appropriate dividend levels. Our dividend policy and practice may change at any time, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. In March 2020, in connection with the issues giving rise to the Internal Review, we announced the suspension of the payment of any dividends for at least the near term. Any future determination to pay dividends to holders of our common stock will depend on our future earnings, capital requirements, restrictions imposed by our subordinated debt, funds needed to pay the interest cost on any debt, financial condition, future prospects, regulatory restrictions and any other factors that our board of directors may deem relevant. Refer to "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements" for a discussion of our dividend payment restrictions.

Stock Repurchase Program

        On December 24, 2018, the board of directors approved the repurchase of up to $50.0 million of the Company's outstanding shares of common stock. The stock repurchase program permits the Company to acquire shares of common stock from time to time in the open market or in privately negotiated transactions. The Company received regulatory approval of the stock repurchase program and publicly announced the program on January 28, 2019. The program does not have an expiration date. Under the stock repurchase program, the Company is not obligated to repurchase shares of its common stock, and there is no assurance that it will continue to do so. Any shares repurchased under this program will be canceled and returned to authorized but unissued status.

        The following table provides certain information with respect to our purchases of shares of the Company's common stock, as of the settlement date, during the three months ended December 31, 2019:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	194,849	$9.93	194,849	$22,341,095
November 1 - 30, 2019	271,010	9.93	271,010	19,650,677
December 1 - 31, 2019	—	—	—	19,650,677

Total	465,859	$9.93	465,859

(1)
Includes commissions and fees

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included herein. The selected consolidated financial data, set forth below, has been retrospectively adjusted for a merger of an entity that occurred in April 2017 that was under common control for those prior periods presented. Also, all share and per share amounts have been retroactively adjusted, where applicable, to reflect the stock split that occurred on September 11, 2017.

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Selected Operating Data:
Interest income
Interest and fees on loans	$168,955	$157,499	$122,789	$90,719	$66,005
Interest and dividends on investment securities and restricted stock	4,976	3,679	1,890	1,180	796
Other interest	1,438	593	157	57	43

Total interest income	175,369	161,771	124,836	91,956	66,844

Interest expense
Interest on deposits	45,693	32,031	17,570	11,428	6,526
Interest on Federal Home Loan Bank borrowings	3,991	4,951	3,795	2,439	1,539
Interest on subordinated notes and other	4,701	4,689	4,070	1,978	43

Total interest expense	54,385	41,671	25,435	15,845	8,108

Net interest income	120,984	120,100	99,401	76,111	58,736
Provision (recovery) for loan losses	(133)	3,229	2,700	1,280	525

Net interest income after provision (recovery) for loan losses	121,117	116,871	96,701	74,831	58,211
Total non-interest income	11,447	22,037	14,508	14,228	7,479
Total non-interest expense	87,673	50,336	40,761	32,610	27,892

Income before income taxes	44,891	88,572	70,448	56,449	37,798
Income tax expense	15,643	25,104	32,471	23,215	15,287

Net income	$29,248	$63,468	$37,977	$33,234	$22,511

Income per share, basic and diluted	$0.57	$1.20	$0.82	$0.73	$0.49
Weighted average common shares outstanding:
Basic	51,115,986	52,963,308	46,219,367	45,271,000	46,148,000
Diluted	51,127,879	52,965,567	46,219,367	45,271,000	46,148,000
Cash dividends paid per share	$0.04	$0.04	$0.21	$0.19	$0.15

	As of December 31,
	2019	2018	2017	2016	2015
Selected Balance Sheet Data:
Investment securities	$152,544	$148,896	$126,848	$75,606	$46,678
Loans, net of allowance for loan losses	2,891,530	2,895,953	2,594,357	1,982,439	1,575,802
Allowance for loan losses	21,730	21,850	18,457	14,822	10,984
Total assets	3,244,884	3,196,774	2,961,958	2,163,601	1,712,008
Noninterest-bearing deposits	77,563	76,815	73,682	59,231	44,298
Interest-bearing deposits	2,417,877	2,375,870	2,171,428	1,555,914	1,185,462
Federal Home Loan Bank borrowings	229,000	293,000	338,000	308,198	326,437
Subordinated notes, net	65,179	65,029	64,889	49,338	—
Total liabilities	2,912,270	2,861,717	2,688,660	2,001,329	1,575,730
Total shareholders' equity	332,614	335,057	273,298	162,272	136,278

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets	0.89%	2.04%	1.54%	1.73%	1.59%
Return on average shareholders' equity	8.41	20.66	20.25	22.06	17.09
Shareholders' equity to total assets
Return on average tangible shareholders' equity(1)	8.41	20.71	20.37	22.29	17.35
Yield on earning assets	5.48	5.31	5.19	4.93	4.87
Cost of average interest-bearing liabilities	1.96	1.56	1.18	0.94	0.66
Net interest rate spread	3.52	3.75	4.01	3.99	4.21
Net interest margin	3.78	3.94	4.13	4.08	4.28
Efficiency ratio(2)	66.20	35.41	35.78	36.10	42.12
Regulatory and Other Capital Ratios—Consolidated:
Total adjusted capital to risk-weighted assets	21.49%	21.98%	20.28%	17.07%	13.94%
Tier 1 (core) capital to risk-weighted assets	17.04	17.45	15.53	12.22	12.90
Common Equity Tier 1 (CET 1)	17.04	17.45	15.53	12.22	12.90
Tier 1 (core) capital to adjusted tangible assets	10.11	10.42	9.83	7.74	8.42
Tangible shareholders' equity to tangible assets(1)	10.25	10.47	9.20	7.44	7.86
Regulatory and Other Capital Ratios—Bank:
Total capital to risk-weighted assets	17.82	16.94	14.76	15.73	13.80
Tier 1 (core) capital to risk-weighted assets	16.70	15.80	13.71	14.61	12.76
Common Equity Tier 1 (CET 1)	16.70	15.80	13.71	14.61	12.76
Tier 1 (core) capital to adjusted tangible assets	9.90	9.44	8.68	9.26	8.33

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015
Credit Quality Data:
Nonperforming loans(3)	$14,782	$4,500	$783	$565	$1,167
Nonperforming loans to total loans(3)	0.51%	0.15%	0.03%	0.03%	0.07%
Nonperforming assets(4)	$28,352	$10,157	$3,777	$3,599	$7,110
Nonperforming assets to total assets(4)	0.87%	0.32%	0.13%	0.17%	0.42%
Allowance for loan losses to total loans	0.75%	0.75%	0.71%	0.74%	0.69%
Allowance for loan losses to nonperforming loans(3)	147%	486%	2,357%	2,623%	941%
Net recoveries to average loans	(0.00)%	(0.01)%	(0.04)%	(0.14)%	(0.03)%

(1)
Return on average tangible common equity and tangible common equity to tangible assets ratio are Non-GAAP financial measures. See "Item 6. Selected Financial Data—Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable U.S. GAAP measure.

(2)
Efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(3)
Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

(4)
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

Return on Average Tangible Common Equity

        Management measures return on average tangible common equity to assess the Company's capital strength and business performance and believes this information to be relevant to our shareholders. Average tangible equity excludes the effect of intangible assets. This non-GAAP financial measure should not be considered a substitute for those comparable measures that are similarly titled that are determined in accordance with U.S. GAAP that may be used by other companies. The following table reconciles average shareholders' equity on a U.S. GAAP basis to average tangible common equity to arrive at our return on average tangible common equity:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Net income	$29,248	$63,468	$37,977	$33,234	$22,511
Average shareholders' equity	347,849	307,202	187,541	150,666	131,739
Adjustments
Customer-related intangible	(243)	(693)	(1,125)	(1,575)	(2,025)

Average tangible common equity	$347,606	$306,509	$186,416	$149,091	$129,714

Return on average tangible common equity	8.41%	20.71%	20.37%	22.29%	17.35%

Tangible Common Equity to Tangible Assets Ratio

        The tangible common equity to tangible assets ratio is a non-GAAP measure that is generally used by financial analysts, investment bankers, and institutional shareholders to evaluate capital adequacy; therefore, management believes this information is important to be included in this report. We calculate (i) tangible common equity as total shareholders' equity less intangible assets and (ii) tangible assets as total assets less intangible assets. This non-GAAP financial measure should not be considered a substitute for those comparable measures similarly titled that are determined in accordance with U.S. GAAP that may be used by other companies. The following table reconciles shareholders' equity on a U.S. GAAP basis to tangible common equity and total assets on a U.S. GAAP basis to tangible assets to arrive at our tangible common equity to tangible assets ratio:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Tangible common equity:
Total shareholders' equity	$332,614	$335,057	$273,298	$162,272	$136,278
Adjustments
Customer-related intangible	—	(450)	(900)	(1,350)	(1,800)

Tangible common equity	$332,614	$334,607	$272,398	$160,922	$134,478

Tangible assets:
Total assets	$3,244,884	$3,196,774	$2,961,958	$2,163,601	$1,712,008
Adjustments
Customer-related intangible	—	(450)	(900)	(1,350)	(1,800)

Tangible assets	$3,244,884	$3,196,324	$2,961,058	$2,162,251	$1,710,208

Tangible common equity to tangible assets ratio	10.25%	10.47%	9.20%	7.44%	7.86%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

Executive Summary

        The following overview should be read in conjunction with our MD&A in its entirety.

Historical Business Strategy

        During 2019, we continued to pursue our historical strategy of originating residential mortgage loans both for retention in our portfolio and sale to the secondary market, as well as growing our commercial real estate and construction lending portfolios. Similar to previous years, during the year ended December 31, 2019, our Advantage Loan Program generated approximately 77% of our residential mortgage loan production. However, as discussed further below, in the fourth quarter of 2019, our board of directors became aware of significant compliance issues in connection with the origination of residential mortgage loans under the Advantage Loan Program, which ultimately led to the voluntary suspension, and then permanent discontinuation, of the Advantage Loan Program.

Formal Agreement, Internal Review and Permanent Discontinuation of Advantage Loan Program

        On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the program (the "Internal Review"). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the "Special Committee"), has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Results from the Special Committee's Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company has permanently discontinued the Advantage Loan Program. In connection with the Internal Review, a significant number of officers and employees have been terminated or resigned, including the top loan producers within the Advantage Loan Program. In addition, to avoid the uncertainty of audits and inquiries by third party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our sold Advantage Loan Program loans. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed below, and it is possible additional work will be required in connection with the Internal Review.

        The Company experienced significant executive transitions in late 2019 continuing through the first half of 2020. On October 17, 2019, the Company announced the retirement of its then-Chairman and Chief Executive Officer, Gary Judd, with such retirement to be effective November 30, 2019. On October 15, 2019, the board of directors appointed Thomas Lopp, the Company's then-President, Chief Financial Officer and Chief Operating Officer, to assume the role of Chief Executive Officer and Chairman effective upon Mr. Judd's retirement. The board of directors also appointed Stephen Huber as Chief Financial Officer, also effective November 30, 2019. On May 7, 2020, Mr. Lopp resigned from each of his positions with the Company and the board of directors appointed Mr. Huber as interim Chief Executive Officer. On May 29, 2020, Michael Montemayor was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Officer with a starting date of February 3, 2020. Since October 1, 2019, more than 100 officers and employees have been terminated or have resigned, including more than 35 loan officers, whether in connection with the Internal Review or otherwise.

        The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the "OCC Agreement"), relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank's credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third party vendor, and engage a third party to conduct a model validation for its BSA/AML monitoring software.

        The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank's business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our 2019 results of operations.

        The Bank also has received grand jury subpoenas from the DOJ requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank's residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation.

        In addition, as previously disclosed, the Company, certain of its current and former officers and directors, and other parties have been named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the United States District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank's residential lending practices that were made in the Company's registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC, and during earnings calls. The Company filed a motion to dismiss the amended complaint with the court on September 22, 2020. The Company intends to vigorously defend this and any related actions.

        The Company has incurred significant legal expenses in 2020 in connection with the government investigations and in defending the litigation. For further information regarding these matters, see "Item 3. Legal Proceedings."

The Strategy for 2020 and Beyond

        Effective June 3, 2020, the Company and the Bank hired Thomas M. O'Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Prior to being hired, Mr. O'Brien provided consulting services to the board of directors of the Bank under a consulting agreement since March 2020. An accomplished leader in the financial services industry with over 44 years of industry experience, Mr. O'Brien will report to the boards of directors of the Company and the Bank. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O'Brien.

        The current focus of the Company is to work hard to resolve its outstanding compliance and regulatory issues, government investigations and third party litigation, develop a strong culture of compliance, re-establish strong credit metrics for new lending initiatives, hire new key business development and operations personnel, and establish a new path forward to service our customers' needs and build investor confidence. This renewal effort will be complicated by the impact of COVID-19 and its impact on the national economy and the markets in which we focus our products and services. While the Company will continue to work on initiatives to diversify its overall loan production and to review new residential loan products, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. Accordingly, the permanent discontinuation of the Advantage Loan Program will likely have an adverse impact on our results of operations as repayments from our residential loan portfolio will need to be invested in lower yielding assets until new loan programs can commence.

Overview of 2019 Performance

        As of December 31, 2019, the Company had total consolidated assets of $3.24 billion, total consolidated deposits of $2.50 billion and total consolidated shareholders' equity of $332.6 million.

        Our net income decreased $34.2 million, or 54%, to $29.2 million for the year ended December 31, 2019, primarily driven by the accrual of contingent losses related to legal proceedings and investigations stemming from the Advantage Loan Program, decreased residential loan production resulting in a lower volume of portfolio loan sales and provision expense for mortgage repurchases as well as significantly heightened costs of regulatory compliance which have continued into 2020. Our net interest margin continued its decline from prior years to 3.78% for the year ended December 31, 2019, reflecting the prevailing lower interest rate environment in which we were originating new loans for portfolio.

        Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes with a Common Equity Tier 1 ratio for the Company of 17.04% and a ratio of Tier 1 Capital to adjusted tangible assets of 10.11%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        Commercial real estate loans, construction loans and commercial lines of credit are individually evaluated for impairment based upon a quarterly systematic review utilizing among other components our internal risk rating system, similar to those employed by banking regulators. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of homogeneous loans, such as other consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

        Loans which have been modified resulting in a concession, and where the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

        The general reserve component covers all non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over the most recent three-year period. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in portfolio volume; effects of any changes in underwriting standards; seasoning of certain Sterling Advantage Loan Program loans; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

        Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes identified by the

Company in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/single-room occupancy hotels ("SROs"), industrial, and other.

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

        See Note 15 to our consolidated financial statements for more information on our use of fair value estimates.

Valuation of Mortgage Servicing Rights

        Mortgage servicing rights, or MSRs, are recognized separately when residential mortgage loans are sold with servicing rights retained by the Bank. MSRs are initially recorded at fair value, which is determined using an internal valuation model that calculates the present value of estimated future net servicing income based on an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs and default rates. MSRs are subsequently measured using the amortization method which requires MSRs to be amortized into non-interest income in the consolidated statements of income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

        On a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to its carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the MSR is carried at fair value. Impairment is recognized through a valuation allowance for an individual grouping with a corresponding charge to earnings. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income.

        At December 31, 2019, our MSR had a carrying value of $9.8 million, net of a valuation allowance of $1.1 million. The estimated fair value of our MSR was $10.3 million based on expected future cash flows considering a weighted average discount rate of 11.5%, a weighted average constant prepayment rate on mortgages of 20.2% and a weighted average life of 4.3 years. At December 31, 2018, our MSR had a carrying value of $10.6 million, net of a valuation allowance of $0.1 million. The estimated fair value of our MSR was $11.5 million based on expected future cash flows considering a weighted average discount rate of 11.6%, a weighted average constant prepayment rate on mortgages of 19.8% and a weighted average life of 4.6 years.

        The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR.

        As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Mortgage Repurchase Liability

        In connection with sold portfolio loans in the secondary market, the Company makes customary representations and warranties about various characteristics of each loan. We establish a liability which may result from breaches in such representations and warranties. The repurchase liability reflects management's estimate of losses based on a combination of factors. The Company's estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as future repurchase demand expectations, economic factors, and findings from the Internal Review. The actual repurchase losses could vary significantly from the recorded repurchase liability, depending on the outcome of various factors.

Legal Contingencies and Litigation Accruals

        We are involved in several material legal proceedings, as described in more detail in Note 19-Commitments and Contingencies to our consolidated financial statements. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent which may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Financial Condition

        The Company's total assets were $3.24 billion at December 31, 2019 compared to $3.20 billion at December 31, 2018. Total loans, net of allowance for loan losses, decreased slightly to $2.89 billion at December 31, 2019 as compared to $2.90 billion at December 31, 2018. The investment securities portfolio increased $3.6 million, or 2%, to $152.5 million at December 31, 2019 from $148.9 million at December 31, 2018. Deposits increased $42.8 million, or 2%, to $2.50 billion at December 31, 2019. Borrowings, excluding subordinated notes, decreased $64.0 million, or 22%, to $229.0 million at December 31, 2019.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$2,476,866	85%	$2,452,441	84%	$2,132,641	82%
Commercial real estate	240,081	8%	250,955	9%	247,076	9%
Construction	178,376	6%	176,605	6%	192,319	7%

Total real estate	2,895,323	99%	2,880,001	99%	2,572,036	98%
Commercial lines of credit	17,903	1%	37,776	1%	40,749	2%
Other consumer	34	—%	26	—%	29	—%

Total loans	2,913,260	100%	2,917,803	100%	2,612,814	100%

Allowance for loan losses	(21,730)		(21,850)		(18,457)

Loans, net	$2,891,530		$2,895,953		$2,594,357

	At December 31,
	2016		2015
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$1,613,766	81%	$1,281,022	81%
Commercial real estate	200,754	10%	193,020	12%
Construction	145,965	7%	74,303	5%

Total real estate	1,960,485	98%	1,548,345	98%
Commercial lines of credit	36,713	2%	38,351	2%
Other consumer	63	—%	90	—%

Total loans	1,997,261	100%	1,586,786	100%

Allowance for loan losses	(14,822)		(10,984)

Loans, net	$1,982,439		$1,575,802

        Maturities and Sensitivities of Loans to Changes in Interest Rates.    The following table sets forth certain information at December 31, 2019 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$5,145	$4,828	$147,920	$15,431	$34	$173,358
More than one through five years	826	37,148	30,456	2,340	—	70,770
More than five through ten years	22,838	192,641	—	132	—	215,611
More than ten through 20 years	22,589	5,464	—	—	—	28,053
More than 20 years	2,425,468	—	—	—	—	2,425,468

Total	$2,476,866	$240,081	$178,376	$17,903	$34	$2,913,260

        The following table sets forth fixed and adjustable-rate loans in our loan portfolio at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate:
Residential real estate	$29,218	$2,442,503	$2,471,721
Commercial real estate	34,853	200,400	235,253
Construction	—	30,456	30,456
Commercial lines of credit	363	2,109	2,472
Other consumer	—	—	—

Total	$64,434	$2,675,468	$2,739,902

        The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of December 31, 2019:

December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$320,650	$17,763	$178,376	$17,540	$—	$534,329
More than 6 months through 12 months	437,022	22,577	—	—	—	459,599
More than 12 months through 24 months	551,065	29,752	—	—	—	580,817
More than 24 months through 36 months	573,465	53,786	—	—	—	627,251
More than 36 months through 60 months	496,344	73,217	—	—	—	569,561
More than 60 months	66,194	5,464	—	—	—	71,658
Fixed to Maturity	32,126	37,522	—	363	34	70,045

Total	$2,476,866	$240,081	$178,376	$17,903	$34	$2,913,260

        At December 31, 2019, $371.3 million, or 13.1%, of our adjustable interest rate loans were at their interest rate floor.

Nonperforming Assets

        Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2019 and 2018, we had $50 thousand and $80 thousand, respectively, of accruing loans past due 90 days. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At December 31, 2019 and 2018, we had troubled debt restructuring loans of $138 thousand and $168 thousand, respectively, in nonaccrual status.

        Delinquent Loans.    The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated. At December 31, 2019, our residential real estate portfolio had 22 loans totaling $14.7 million 90 days or more past due, compared to 10 loans totaling $4.4 million at December 31, 2018.

	December 31, 2019			December 31, 2018			December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$36,209	$5,407	$14,742	$3,487	$1,552	$4,440	$9,009	$392	$704
Commercial real estate	5,605	—	40	—	—	60	—	—	79
Construction	15,008	—	—	1,971	—	—	—	—	—
Commercial lines of credit	1,249	—	—	176	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—

Total delinquent loans	$58,071	$5,407	$14,782	$5,634	$1,552	$4,500	$9,009	$392	$783

	December 31, 2016			December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$416	$398	$427	$163	$—	$648
Commercial real estate	—	—	138	—	—	501
Construction	—	—	—	—	—	18
Commercial lines of credit	—	227	—	—	—	—
Other consumer	—	—	—	—	—	—

Total delinquent loans	$416	$625	$565	$163	$—	$1,167

        The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$14,692	$4,360	$573	$272	$512
Commercial real estate	40	60	79	138	501
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	18
Other consumer	—	—	—	—	—

Total nonaccrual loans	14,732	4,420	652	410	1,031
Other real estate owned	—	—	—	—	1,280
Loans past due 90 days and still accruing	50	80	131	155	136
Troubled debt restructurings(2)	13,570	5,657	2,994	3,034	4,663

Total nonperforming assets	$28,352	$10,157	$3,777	$3,599	$7,110

Total loans	$2,913,260	$2,917,803	$2,612,814	$1,997,261	$1,586,786
Total assets	$3,244,884	$3,196,774	$2,961,958	$2,163,601	$1,712,008
Total nonaccrual loans to total loans	0.51%	0.15%	0.02%	0.02%	0.06%
Total nonperforming assets to total assets	0.87%	0.32%	0.13%	0.17%	0.42%

(1)
Loans are presented before the allowance for loan losses.

(2)
Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing.

Allowance for Loan Losses

        Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Loan Losses" for additional discussion of our allowance for loan losses policy.

        The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management's assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions, loss experience and an overall evaluation of the quality of the underlying collateral.

        The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$21,850	$18,457	$14,822	$10,984	$10,015
Charge offs:
Residential real estate	—	(4)	(19)	(24)	(90)
Commercial real estate	—	—	—	—	(86)
Construction	—	—	—	—	—
Commercial lines of credit	(176)	—	—	—	—
Other consumer	—	—	—	—	—

Total charge offs	(176)	(4)	(19)	(24)	(176)

Recoveries:
Residential real estate	$21	$18	$261	$117	$61
Commercial real estate	161	135	569	2,153	423
Construction	7	15	107	310	84
Commercial lines of credit	—	—	—	—	50
Other consumer	—	—	17	2	2

Total recoveries	189	168	954	2,582	620

Net recoveries	13	164	935	2,558	444

Provision (recovery) for loan losses	(133)	3,229	2,700	1,280	525

Allowance for loan losses at end of period	$21,730	$21,850	$18,457	$14,822	$10,984

Nonperforming loans and troubled debt restructurings at end of period	$28,352	$10,157	$3,777	$3,599	$5,830
Total loans outstanding at end of period	$2,913,260	$2,917,803	$2,612,814	$1,997,261	$1,586,786
Average loans outstanding during period	$2,961,472	$2,861,847	$2,276,282	$1,783,234	$1,316,608
Allowance for loan losses to nonperforming loans and troubled debt restructurings	77%	215%	489%	412%	188%
Allowance for loan losses to total loans at end of period	0.75%	0.75%	0.71%	0.74%	0.69%
Net recoveries to average loans outstanding during the period	(0.00)%	(0.01)%	(0.04)%	(0.14)%	(0.03)%

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans classified as Substandard, Doubtful and Special Mention were as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Special Mention	$44,247	$8,733	$18,680
Substandard	46,875	21,071	4,463
Doubtful	455	220	520

Total	$91,577	$30,024	$23,663

        Total special mention, substandard and doubtful loans were $91.6 million, or 3.14% of total loans, at December 31, 2019, compared to $30.0 million, or 1.03% of total loans, at December 31, 2018. The increase in special mention loans was mainly attributable to five commercial real estate loan relationships totaling $36.0 million being downgraded. All of the $8.7 million special mention loans at

December 31, 2018 were paid in full during 2019. The increase in substandard loans was due primarily to the addition of four construction loans totaling $14.0 million, five commercial real estate loans totaling $13.6 million, and 17 residential real estate loans totaling $12.6 million, partially offset by net principal payments of $14.4 million, including $12.1 million of loans paid in full.

        At December 31, 2019, 2018 and 2017, we had impaired loans of $19.8 million, $11.8 million and $3.3 million, respectively. The increase in impaired balance in 2019 was primarily due to an increase in modified loans identified as troubled debt restructurings, partially offset by payoffs.

        Allocation of Allowance for Loan Losses.    The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At December 31,
	2019		2018		2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$12,336	85%	$13,826	84%	$12,279	82%
Commercial real estate	5,243	8%	2,573	9%	2,040	9%
Construction	3,822	6%	3,273	6%	2,218	7%
Commercial lines of credit	328	1%	1,058	1%	469	2%
Other consumer	1	—%	1	—%	1	—%
Unallocated	—	N/A	1,119	N/A	1,450	N/A

Total	$21,730	100%	$21,850	100%	$18,457	100%

	At December 31,
	2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$11,863	81%	$8,192	81%
Commercial real estate	915	10%	1,530	12%
Construction	679	7%	317	5%
Commercial lines of credit	373	2%	392	2%
Other consumer	2	—%	2	—%
Unallocated	990	N/A	551	N/A

Total	$14,822	100%	$10,984	100%

        The allowance for loan losses as a percentage of loans was 0.75%, 0.75% and 0.71% as of December 31, 2019, 2018 and 2017, respectively.

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

Investment Securities Portfolio

        The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities portfolio at the dates indicated. We have increased our debt securities portfolio in recent years in order to maintain our on-hand liquidity target levels.

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$122,634	$122,803	$142,905	$142,858	$120,216	$120,042
Mortgage-backed securities	23,028	23,104	—	—	—	—
Collateralized mortgage obligations	1,138	1,183	1,554	1,600	1,953	2,008
Collateralized debt obligations	216	199	308	297	606	571

Total	$147,016	$147,289	$144,767	$144,755	$122,775	$122,621

        At December 31, 2019 and 2018, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders' equity.

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

        At December 31, 2019, gross unrealized losses on debt securities totaled $18 thousand. We do not consider the debt securities to be other-than-temporarily impaired at December 31, 2019, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

        Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker's Bank, a thinly traded, restricted stock. At December 31, 2019 and 2018, equity securities totaled $5.3 million and $4.1 million, respectively.

        Portfolio Maturities and Yields.    The composition and maturity distribution schedule with corresponding weighted-average yields of the debt securities portfolio at December 31, 2019, are summarized in the following table. Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2019
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
U.S. Treasuries	$102,809	2.12%	$19,825	1.71%	$—	—	$—	—	$122,634	2.05%
Mortgage-backed securities	—	—	—	—	—	—	23,028	2.90%	23,028	2.90%
Collateralized mortgage obligations	—	—	—	—	429	3.76%	709	4.28%	1,138	4.08%
Collateralized debt obligations	—	—	—	—	—	—	216	4.40%	216	4.40%

Total debt securities available for sale	$102,809	2.12%	$19,825	1.71%	$429	3.76%	$23,953	2.95%	$147,016	2.20%

Deposits

        Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

        Total deposits were $2.50 billion as of December 31, 2019, an increase of $42.8 million, or 2%, from December 31, 2018. The increase was primarily attributable to a $259.8 million increase in time deposits, partially offset by a $217.8 million decrease in money market, savings and NOW accounts. Brokered deposits totaled $25.0 million at December 31, 2019, compared to $33.8 million at December 31, 2018. We continue to focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.22 billion at December 31, 2019, or 89% of total deposits at that date, slightly down from 91% at December 31, 2018.

        Total deposits were $2.45 billion as of December 31, 2018, an increase of $207.6 million, or 9%, from December 31, 2017. The increase was primarily a result of strong growth in our retail time deposit products, partially offset by a decrease of our balance in brokered deposits. Retail time deposits totaled $860.5 million at December 31, 2018, up from $507.4 million at December 31, 2017. Brokered deposits totaled $33.8 million at December 31, 2018, down from $156.1 million at December 31, 2017.

        The following tables set forth the distribution of average deposits by account type at the dates indicated.

	Year Ended December 31,
	2019			2018			2017
	Avg Balance	Percent	Avg Rate	Avg Balance	Percent	Avg Rate	Avg Balance	Percent	Avg Rate
	(Dollars in thousands)
Demand deposits	$74,820	3%	0.00%	$74,236	3%	0.00%	$69,407	4%	0.00%
Money Markets, Savings and NOW	1,350,013	54%	1.37%	1,521,963	65%	1.27%	1,333,043	71%	0.90%
Time deposits	1,094,911	43%	2.49%	763,212	32%	1.67%	476,303	25%	1.17%

Total deposits	$2,519,744	100%	1.81%	$2,359,411	100%	1.36%	$1,878,753	100%	0.94%

        As of December 31, 2019, the aggregate amount of our retail time deposits in amounts greater than or equal to $100 thousand was approximately $724.9 million. The following table sets forth the maturity of these certificates as of December 31, 2019:

December 31, 2019
(In thousands)
Maturing Period:
Three months or less	$119,026
Over three months through six months	274,100
Over six months through twelve months	141,109
Over twelve months	190,669

Total	$724,904

Borrowings

        At December 31, 2019, we had the ability to borrow a total of $651.5 million from the FHLB, which includes an available line of credit of $50.0 million. We also had available credit lines with additional banks totaling $70.0 million. At December 31, 2019, outstanding FHLB borrowings totaled $229.0 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, $65.0 million in principal amount of our Fixed to Floating Subordinated Notes due April 15, 2026 (the "Subordinated Notes") remain outstanding as of December 31, 2019.

        Outstanding borrowings on December 31, 2018 with the FHLB totaled $293 million, and there were no amounts outstanding on other bank lines. At December 31, 2018, $65.0 million in principal amount remained outstanding under the Subordinated Notes.

        In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers. Our short-term FHLB advances consist primarily of advances of funds for one or two week periods. The following table sets forth information on our short-term FHLB borrowings during the periods presented:

	As of and for the year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Outstanding at period-end	$—	$103,000	$148,000
Average amount outstanding	44,622	124,631	98,615
Maximum amount outstanding at any month-end	180,000	231,000	154,312
Weighted average interest rate:
During period	2.63%	2.18%	1.09%
End of period	1.99%	2.64%	1.51%

Shareholders' Equity

        Total shareholders' equity was $332.6 million at December 31, 2019, a decrease of $2.4 million, or 1%, from December 31, 2018. The decrease was primarily a result of share repurchases of $30.3 million and dividend payments of $2.0 million partially offset by earnings of $29.2 million. During 2019, we repurchased 3,134,806 shares of our common stock at a total cost of $30.3 million pursuant to a share repurchase program authorized by the board of directors in late 2018.

        Total shareholders' equity was $335.1 million at December 31, 2018, an increase of $61.8 million, or 23%, from December 31, 2017. The increase for the year ended December 31, 2018 was primarily a result of an increase in retained earnings.

Results of Operations

        The following provides a comparative discussion of the results of operations for the years ended December 31, 2019 and 2018. A comparative discussion of results of operations for the years ended December 31, 2018 and 2017 is provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

        General.    Net income was $29.2 million for the year ended December 31, 2019, a decrease of $34.2 million, or 54%, compared to the year ended December 31, 2018. The decrease in net income was primarily attributable to a decrease in non-interest income and an increase in non-interest expense, which were partially offset by an increase in net interest income after provisions for loan losses. The decrease in non-interest income was due primarily to a decrease in gain on sale of loans, while the increase in non-interest expense was due primarily to an increase in professional fees and the establishment of a mortgage repurchase and a contingent loss liability.

        Average Balance Sheet and Related Yields and Rates.    The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018 and 2017. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Loans(1)	$2,961,472	$168,955	5.71%	$2,861,847	$157,499	5.50%	$2,276,282	$122,789	5.39%
Securities, includes restricted stock(2)	178,032	4,976	2.80%	157,042	3,679	2.34%	113,847	1,890	1.66%
Other interest-earning assets	59,462	1,438	2.42%	27,012	593	2.20%	14,300	157	1.10%

Total interest-earning assets	3,198,966	175,369	5.48%	3,045,901	$161,771	5.31%	2,404,429	$124,836	5.19%
Noninterest-earning assets
Cash and due from banks	9,959			11,183			9,965
Other assets	72,269			48,975			46,886

Total assets	$3,281,194			$3,106,059			$2,461,280

Interest-bearing liabilities
Money Market, Savings and NOW	$1,350,013	$18,479	1.37%	$1,521,963	$19,278	1.27%	$1,333,043	$11,985	0.90%
Time deposits	1,094,911	27,214	2.49%	763,212	12,753	1.67%	476,303	5,585	1.17%

Total deposits	2,444,924	45,693	1.87%	2,285,175	32,031	1.40%	1,809,346	17,570	0.97%

FHLB borrowings	262,939	3,991	1.52%	318,774	4,951	1.55%	299,719	3,795	1.27%
Subordinated notes, net	65,099	4,701	7.22%	64,953	4,689	7.22%	55,315	4,070	7.36%

Total borrowings	328,038	8,692	2.65%	383,727	9,640	2.51%	355,034	7,865	2.22%

Total interest-bearing liabilities	2,772,962	54,385	1.96%	2,668,902	41,671	1.56%	2,164,380	25,435	1.18%
Noninterest-bearing liabilities
Demand deposits	74,820			74,236			69,407
Other liabilities	85,563			55,719			39,952

Shareholders' equity	347,849			307,202			187,541

Total liabilities and shareholders' equity	$3,281,194			$3,106,059			$2,461,280

Net interest income and spread		$120,984	3.52%		$120,100	3.75%		$99,401	4.01%

Net interest margin			3.78%			3.94%			4.13%

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

	Year Ended December 31, 2019 vs 2018			Year Ended December 31, 2018 vs 2017
	Increase (Decrease) due to			Increase (Decrease) due to
			Net Increase (Decrease)			Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Change in interest income:
Loans	$5,581	$5,875	$11,456	$32,179	$2,531	$34,710
Securities, includes restricted stock	531	766	1,297	859	930	1,789
Other interest earning assets	779	66	845	205	231	436

Total change in interest income	6,891	6,707	13,598	33,243	3,692	36,935

Change in interest expense:
Money Market, Savings and NOW	(2,178)	1,379	(799)	1,877	5,416	7,293
Time deposits	6,816	7,645	14,461	4,203	2,965	7,168

Total interest-bearing deposits	4,638	9,024	13,662	6,080	8,381	14,461
FHLB borrowings	(850)	(110)	(960)	253	903	1,156
Subordinated notes, net	11	1	12	696	(77)	619

Total change in interest expense	3,799	8,915	12,714	7,029	9,207	16,236

Change in net interest income	$3,092	(2,208)	$884	$26,214	$(5,515)	$20,699

        Net Interest Income.    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows.

        Net interest income was $121.0 million for the year ended December 31, 2019, an increase of $0.9 million, or 1%, from the year ended December 31, 2018.

        Interest income was $175.4 million for the year ended December 31, 2019, an increase of $13.6 million, or 8% from the year ended December 31, 2018. The increase in interest income was due to both volume and rate increases. Our average balance of total interest-earning assets increased $153.1 million, or 5%. The increase was attributable primarily to an increase in the average balance of loans as new loan production exceeded repayments and loan sales, and, to a lesser extent, an increase in the average balance of investment securities and other interest earning assets. In addition, our average yield on interest-earning assets increased 17 basis points to 5.48% for the year ended December 31, 2019 from 5.31% for the year ended December 31, 2018.

        Interest expense was $54.4 million for the year ended December 31, 2019, an increase of $12.7 million, or 31% from the year ended December 31, 2018. The increase was due to both rate and volume increases. Our average rate paid on interest-bearing liabilities increased 40 basis points to 1.96%. Our average balance of interest-bearing liabilities increased $104.1 million, or 4%. The increase was attributable primarily to the increase in the average balance of deposits, partially offset by a decrease in the average balance of FHLB borrowings. The increase in the average balance of deposits was due to an increase in a time deposits, partially offset by a decrease in the average balance of money market, savings and NOW deposits.

        Our average balance of interest-bearing deposits increased $159.7 million, or 7% to $2.44 billion for the year ended December 31, 2019. Our average rate paid on interest-bearing deposits increased 47 basis points to 1.87% during the year ended December 31, 2019 from 1.40% during the year ended December 31, 2018, primarily due to a general expectation of rising interest rates during late 2018 and the first half of 2019. Additionally, the average rate paid on interest-bearing deposits increased as some customers shifted their deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits as a result of deposit promotion strategies that management implemented during late 2018 to extend our deposit maturities when the short term interest rates were rising.

        Our average balance of total loans increased $99.6 million, or 3% to $2.96 billion for the year ended December 31, 2019. Our average yield on total loans increased 21 basis points to 5.71% during the year ended December 31, 2019 compared to 5.50% during prior year. Overall, the loan yields have been positively impacted by our LIBOR-based loans resetting at higher rates during the year.

        Net Interest Margin and Spread.    Net interest margin was 3.78% for the year ended December 31, 2019, down 16 basis points from 3.94% for the year ended December 31, 2018. The interest rate spread was 3.52% for the year ended December 31, 2019, down 23 basis points from 3.75% for the year ended December 31, 2018. Our net interest margin and interest rate spread narrowed during 2019 due to a 40 basis point increase in the cost of our interest-bearing liabilities, partially offset by a 17 basis point increase in the yield of our interest-earning assets, reflecting a flattening yield curve and low interest rate environment. The net interest margin was also negatively impacted by an increase in the relative proportion of interest-earning assets invested in lower-yielding interest earning assets (primarily excess deposits held in an interest-bearing account at the Federal Reserve). The net interest margin and interest rate spreads will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in this report.

        Provision (recovery) for Loan Losses.    Our provision (recovery) for loan losses was $(0.1) million for the year ended December 31, 2019 compared to $3.2 million for the year ended December 31, 2018. The decrease in the provision for loan losses was primarily attributable to a decrease in the outstanding loans during the year ended December 31, 2019 compared to an increase during the year ended December 31, 2018, as well as qualitative factor adjustments, reflecting the migration of certain Sterling Advantage loans to a lower risk level as a result of the seasoning of those loan and a slower overall loan growth. The decrease was partially offset by the required allowance for loan losses on the $61.6 million increase in special mention, substandard and doubtful loans. While nonperforming loans increased $10.3 million at December 31, 2019 compared to the prior period, the increase was primarily in our residential real estate portfolio which due to the low loan-to-value across that portfolio of 62% and our historical loss experience did not require a significant increase in provision for loan losses.

        The allowance for loan losses was $21.7 million, or 0.75% of total loans at December 31, 2019, compared to $21.9 million, or 0.75% of total loans at December 31, 2018.

        Non-interest Income.    Non-interest income information is as follows:

	Year Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$444	$379	$65	17%
Investment management and advisory fees	1,577	2,035	(458)	(23)%
Gain on sale of investment securities	6	86	(80)	(93)%
Gain on sale of mortgage loans held for sale	396	240	156	65%
Gain on sale of portfolio loans	5,970	16,433	(10,463)	(64)%
Unrealized (gains) losses on equity securities	114	(87)	201	231%
Net servicing income (loss)	238	1,381	(1,143)	(83)%
Income on cash surrender value of bank-owned life insurance	1,275	1,193	82	7%
Other	1,427	377	1,050	279%

Total non-interest income	$11,447	$22,037	$(10,590)	(48)%

        Non-interest income of $11.4 million for the year ended December 31, 2019 decreased from $22.0 million for the same period in 2018, primarily as the result of decreased gain on sale of portfolio loans due to a lower volume of loans sold in the secondary market during 2019, reflecting the overall decline in the volume of loans originated under the Advantage Loan Program, which are the largest component of the Bank's portfolio loan sales. In addition, net servicing income declined $1.1 million, reflecting in part a $1 million valuation allowance with respect to mortgage servicing rights for the year ended December 31, 2019. The valuation allowance resulted from the changes in anticipated prepayments with the decline in long-term interest rates. Other income increased $1.1 million as a result of a final distribution payment on an equity investment (without readily determinable fair value) in excess of its remaining book value of $0.

        Non-interest Expense.    Non-interest expense information is as follows:

	Year Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$29,503	$28,438	$1,065	4%
Occupancy and equipment	8,988	7,250	1,738	24%
Professional fees	5,984	3,118	2,866	92%
Advertising and marketing	1,364	1,640	(276)	(17)%
FDIC assessments	436	1,447	(1,011)	(70)%
Data processing	1,233	1,223	10	1%
Provision for mortgage repurchase liability	7,823	—	7,823	100%
Provision for contingent losses	25,000	—	25,000	100%
Other	7,342	7,220	122	2%

Total non-interest expense	$87,673	$50,336	$37,337	74%

        Non-interest expense of $87.7 million for the year ended December 31, 2019 increased from $50.3 million for the same period in 2018. Professional fees increased to $6.0 million primarily reflecting increased costs related to the Internal Review of the Advantage Loan Program, our entry into the OCC Agreement, the commencement of the OCC investigation and other regulatory compliance initiatives. The provision for mortgage repurchase liability increased as a result of the establishment of repurchase liability primarily for estimated probable losses on the sold Advantage Loan Program portfolio. A provision for contingent losses of $25 million was established related to the previously-disclosed litigation and investigations stemming from the Advantage Loan Program. Salaries and employee benefits also increased as a result of additional full-time equivalent employees to support our operations and regulatory compliance initiatives. The average number of full-time equivalent employees increased to 344 during the year ended December 31, 2019 from 328 during the year ended December 31, 2018. The increase in occupancy and equipment expense was mainly attributable to higher rental and real estate taxes expense with the expansion of our branch network in New York and California. Partially offsetting these increases were lower FDIC assessments during the year ended December 31, 2019 as a result of a lower assessment multiplier applied by the FDIC along with $454 thousand of small bank assessment credits received from the FDIC.

        Income Tax Expense.    We recorded income tax expense of $15.6 million for the year ended December 31, 2019, resulting in an effective tax rate of 34.8%, compared to $25.1 million recorded for the year ended December 31, 2018, resulting in an effective tax rate of 28.3%.

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations when they come due. Our primary sources of funds consist of deposit inflows, loan repayments, FHLB borrowings and proceeds from loan sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

        We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short-term securities.

        Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and U.S. Treasury and Agency securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019 and 2018, cash and due from banks totaled $77.8 million and $52.5 million, respectively; interest-bearing time deposits with other banks totaled $1.0 million and $1.1 million, respectively; U.S. Treasury and Agency securities classified as available for sale, which provide additional sources of liquidity, totaled $145.9 million and $142.9 million, respectively.

        At December 31, 2019, we had the ability to borrow a total of $651.5 million from the FHLB which includes an available line of credit with FHLB of $50.0 million. At December 31, 2019, we also had available credit lines with additional banks for $70.0 million. Outstanding borrowings on December 31, 2019 with the FHLB totaled $229.0 million, and there were no amounts outstanding with the aforementioned additional banks.

        We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB or our bank lines of credit, or obtain additional funds through brokered deposits.

        At December 31, 2019, we had $297.5 million in loan commitments outstanding, and $24 thousand in standby letters of credit. At December 31, 2018, we had $402.6 million in loan commitments outstanding, and $70 thousand in standby letters of credit.

        Time deposits due within one year of December 31, 2019 were $855.3 million, or 34% of total deposits. Total time deposits at December 31, 2019 were $1.15 billion, or 46%, of total deposits. Time deposits due within one year of December 31, 2018 were $473.9 million, or 19% of total deposits. Total time deposits at December 31, 2018 were $894.3 million, or 36% of total deposits.

        Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the year ended December 31, 2019, we originated $1.23 billion of loans and purchased $149.3 million of investment securities. During the year ended December 31, 2018, we originated $1.59 billion of loans and purchased $157.2 million of investment securities.

        Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $42.8 million from $2.45 billion at December 31, 2018. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

        We also manage liquidity by selling pools of our portfolio loans into the secondary market from time to time. We generated $173.4 million and $475.6 million in proceeds from the sale of portfolio loans in the year ended December 31, 2019 and 2018, respectively. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our sold Advantage Loan Program loans. There can be no assurance as to the extent of any repurchases we may complete as a result of this offer. At December 31, 2020, the unpaid principal balance of the sold Advantage Loan Program loans totaled $670.2 million. In July 2020, three third-party investors accepted the above mentioned offer, from which the Company repurchased three pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $19.3 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity.

        The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At December 31, 2019 and 2018, the capital levels of each of the Company and Bank exceeded all applicable regulatory capital requirements, and the Bank's capital ratios were above the minimum levels required to be considered "well capitalized" for regulatory purposes.

        The following tables present our capital ratios as of the indicated dates for the Company and Sterling Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at December 31, 2019	Company Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	21.49%	21.98%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	17.04%	17.45%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	17.04%	17.45%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	10.11%	10.42%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at December 31, 2019	Bank Actual at December 31, 2018
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	17.82%	16.94%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	16.70%	15.80%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	16.70%	15.80%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.90%	9.44%

        Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. Effective January 1, 2019, the Basel Rules require the Company and the Bank to maintain a 2.5% "capital conservation buffer" on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until the buffer was implemented in full at 2.5% on January 1, 2019. At December 31, 2019 and 2018, the Company and the Bank held capital in excess of the capital conservation buffer requirement. See "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements."

Contractual Obligations and Off-Balance Sheet Arrangements

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2019. Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

Contractual Maturities as of December 31, 2019
	Less Than One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Long-term FHLB advances(1)	$11,000	$11,000	$—	$207,000	$229,000
Subordinated notes(2)	—	—	—	65,000	65,000
Operating lease obligations	4,166	6,295	4,946	7,089	22,496
Time deposits	855,340	289,295	9,441	—	1,154,076
Projected interest payments on debt(3)	7,597	14,727	11,054	8,931	42,309

Total	$878,103	$321,317	$25,441	$288,020	$1,512,881

(1)
At December 31, 2019, FHLB advances totaling $157.0 million are callable in 2021, and $50.0 million in 2024.

(2)
Subordinated notes above excludes unamortized debt issuance costs of $295 thousand and unamortized premium of $474 thousand.

(3)
Projected interest payments on debt include interest payments on subordinated notes and interest payments on the Company's advances and overdraft line of credit with the FHLB. Projected interest payments on variable rate borrowings are calculated based on current rates at period end.

        Off-Balance Sheet Arrangements.    We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

	2019	2018
Commitments to make loans	$76,927	$241,809
Unused lines of credit	220,553	160,803
Standby letters of credit	24	70

        We also have contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. Generally, the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines. No loans were repurchased during 2019 as a result of these recourse provisions. The outstanding principal balance at December 31, 2019 of loans sold in the secondary market with recourse provisions amounted to $759.6 million. We estimate the liability for such loans sold with recourse based on an analysis of our anticipated future losses. The carrying amount of this liability was $7.8 million at December 31, 2019.

        For further information, see Note 19 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

Recently Issued Accounting Guidance

        See Note 2 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

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

Summary of Quarterly Results of Operations

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$43,185	$44,789	$44,211	$43,184
Interest expense	12,885	14,074	14,201	13,225

Net interest income	30,300	30,715	30,010	29,959
Provision (recovery) for loan losses	(1,014)	180	251	450
Non-interest income	3,828	2,068	3,165	2,386
Non-interest expense	13,122	13,725	13,426	47,400

Income before income taxes	22,020	18,878	19,498	(15,505)
Income tax expense (benefit)	6,337	5,444	5,614	(1,752)

Net income	$15,683	$13,434	$13,884	$(13,753)

Income per share, basic and diluted	$0.30	$0.26	$0.28	$(0.28)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$37,333	$39,541	$41,896	$43,001
Interest expense	8,594	9,684	11,098	12,295

Net interest income	28,739	29,857	30,798	30,706
Provision for loan losses	641	1,120	423	1,045
Non-interest income	5,493	6,297	4,233	6,014
Non-interest expense	11,503	12,621	12,531	13,681

Income before income taxes	22,088	22,413	22,077	21,994
Income tax expense	6,339	6,431	6,336	5,998

Net income	$15,749	$15,982	$15,741	$15,996

Income per share, basic and diluted	$0.30	$0.30	$0.30	$0.30

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

        The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning December 31, 2019 and 2018. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are slightly liability sensitive in a rising interest rate environment and slightly asset sensitive in a falling interest rate environment.

	At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	$102,936	(17)%	$94,251	(23)%
300	107,831	(13)%	103,028	(16)%
200	113,372	(8)%	110,806	(10)%
100	118,401	(4)%	117,419	(5)%
0	123,584		123,052
–100	122,847	(1)%	125,930	2%

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

        The following table presents, as of December 31, 2019 and 2018, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis.

	At December 31,
	2019		2018
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$453,316	(12)%	$419,344	(11)%
300	476,524	(8)%	444,120	(5)%
200	495,397	(4)%	455,502	(3)%
100	508,199	(2)%	464,655	(1)%
0	516,430		469,560
–100	478,436	(7)%	443,588	(6)%

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the
Board of Directors of Sterling Bancorp, Inc.
Southfield, Michigan

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Crowe LLP

We have served as the Company's auditor since 2003.

/s/ Crowe LLP
Cleveland, Ohio
October 6, 2020

Sterling Bancorp, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2019	2018
Assets
Cash and due from banks	$77,819	$52,526
Interest-bearing time deposits with other banks	1,025	1,100
Investment securities	152,544	148,896
Mortgage loans held for sale	1,337	1,248
Loans, net of allowance for loan losses of $21,730 and $21,850	2,891,530	2,895,953
Accrued interest receivable	13,718	13,529
Mortgage servicing rights, net	9,765	10,633
Leasehold improvements and equipment, net	9,198	9,489
Operating lease right-of-use assets	18,715	—
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	31,917	31,302
Deferred tax asset, net	12,095	6,122
Other assets	2,271	3,026

Total assets	$3,244,884	$3,196,774

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$77,563	$76,815
Interest-bearing deposits	2,417,877	2,375,870

Total deposits	2,495,440	2,452,685
Federal Home Loan Bank borrowings	229,000	293,000
Subordinated notes, net	65,179	65,029
Operating lease liabilities	19,868	—
Accrued expenses and other liabilities	102,783	51,003

Total liabilities	2,912,270	2,861,717
Commitments and Contingencies (Note 19)
Shareholders' equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 49,944,473 and 53,012,283 shares at December 31, 2019 and 2018, respectively	80,889	111,238
Additional paid-in capital	13,210	12,713
Retained earnings	238,319	211,115
Accumulated other comprehensive income (loss)	196	(9)

Total shareholders' equity	332,614	335,057

Total liabilities and shareholders' equity	$3,244,884	$3,196,774

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income
Interest and fees on loans	$168,955	$157,499	$122,789
Interest and dividends on investment securities and restricted stock	4,976	3,679	1,890
Other interest	1,438	593	157

Total interest income	175,369	161,771	124,836
Interest expense
Interest on deposits	45,693	32,031	17,570
Interest on Federal Home Loan Bank borrowings	3,991	4,951	3,795
Interest on subordinated notes	4,701	4,689	4,070

Total interest expense	54,385	41,671	25,435

Net interest income	120,984	120,100	99,401
Provision (recovery) for loan losses	(133)	3,229	2,700

Net interest income after provision (recovery) for loan losses	121,117	116,871	96,701
Non-interest income
Service charges and fees	444	379	253
Investment management and advisory fees	1,577	2,035	2,338
Gain on sale of investment securities	6	86	119
Gain (loss) on sale of mortgage loans held for sale	396	240	(381)
Gain on sale of portfolio loans	5,970	16,433	10,062
Unrealized gains (losses) on equity securities	114	(87)	—
Net servicing income	238	1,381	407
Income on cash surrender value of bank-owned life insurance	1,275	1,193	1,175
Other	1,427	377	535

Total non-interest income	11,447	22,037	14,508

Non-interest expense
Salaries and employee benefits	29,503	28,438	23,778
Occupancy and equipment	8,988	7,250	5,986
Professional fees	5,984	3,118	1,673
Advertising and marketing	1,364	1,640	1,025
FDIC assessments	436	1,447	1,296
Data processing	1,233	1,223	1,059
Provision for mortgage repurchase liability	7,823	—	—
Provision for contingent losses	25,000	—	—
Other	7,342	7,220	5,944

Total non-interest expense	87,673	50,336	40,761

Income before income taxes	44,891	88,572	70,448
Income tax expense	15,643	25,104	32,471

Net income	$29,248	$63,468	$37,977

Income per share, basic and diluted	$0.57	$1.20	$0.82

Weighted average common shares outstanding:
Basic	51,115,986	52,963,308	46,219,367

Diluted	51,127,879	52,965,567	46,219,367

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$29,248	$63,468	$37,977
Other comprehensive income (loss), net of tax: Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $56, $48, and $(13), respectively	210	181	(26)
Reclassification adjustment for gains included in net income of $6, $86, and $119, respectively, included in gain on sale of investment securities, net of tax effect of $1, $18, and $41, respectively	(5)	(68)	(78)

Total other comprehensive income (loss)	205	113	(104)

Comprehensive income	$29,453	$63,581	$37,873

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share amounts)

	Voting Common Stock		Nonvoting Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	40,199,000	22,863	5,072,000	2,885	15,118	121,446	(40)	162,272
Reclassification of strained income tax effects	—	—	—	—	—	28	(28)	—
Net income	—	—	—	—	—	37,977	—	37,977
Exchange of 5,072,000 shares of non-voting common stock for 5,072,000 shares of voting common stock (Note 11)	5,072,000	2,885	(5,072,000)	(2,885)	—	—	—	—
Issuance of 7,692,308 shares of common stock, net of offering expenses of $6,818 (Note 11)	7,692,308	85,490	—	—	—	—	—	85,490
Capital contributions from controlling member of merged entity (Note 1)	—	—	—	—	218	—	—	218
Distribution to members of merged entity (Note 1)	—	—	—	—	(2,920)	—	—	(2,920)
Other comprehensive loss	—	—	—	—	—	—	(104)	(104)
Dividends distributed ($0.21 per share)	—	—	—	—	—	(9,635)	—	(9,635)

Balance at December 31, 2017	52,963,308	111,238	—	—	12,416	149,816	(172)	273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities	—	—	—	—	—	(50)	50	—
Net income	—	—	—	—	—	63,468	—	63,468
Stock-based compensation	48,975	—	—	—	297	—	—	297
Other comprehensive income	—	—	—	—	—	—	113	113
Dividends distributed ($0.04 per share)	—	—	—	—	—	(2,119)	—	(2,119)

Balance at December 31, 2018	53,012,283	111,238	—	—	12,713	211,115	(9)	335,057
Net income	—	—	—	—	—	29,248	—	29,248
Repurchases of shares of common stock (Note 10)	(3,134,806)	(30,349)	—	—	—	—	—	(30,349)
Stock-based compensation	66,996	—	—	—	497	—	—	497
Other comprehensive income	—	—	—	—	—	—	205	205
Dividends distributed ($0.04 per share)	—	—	—	—	—	(2,044)	—	(2,044)

Balance at December 31, 2019	49,944,473	$80,889	—	—	$13,210	$238,319	$196	$332,614

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income	$29,248	$63,468	$37,977
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(133)	3,229	2,700
Deferred income taxes	(6,052)	696	2,669
Gain on sale of investment securities	(6)	(86)	(119)
Unrealized (gains) losses on equity securities	(114)	87	—
Amortization (accretion), net, on investment securities	(1,535)	(876)	40
Depreciation and amortization on leasehold improvements and equipment	1,621	1,399	1,191
Amortization of intangible asset	450	450	450
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(96,418)	(47,778)	(94,986)
Proceeds from sale of mortgage loans held for sale	93,648	47,868	98,315
(Gain) loss on sale of mortgage loans held for sale	(396)	(240)	381
Gain on sale of portfolio loans	(5,970)	(16,433)	(10,062)
Provision for mortgage repurchase liability	7,823	—	—
Provision for contingent losses	25,000	—	—
Increase in cash surrender value of bank-owned life insurance, net of premiums	(615)	(622)	(652)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	3,831	1,915	1,607
Stock-based compensation	497	297	—
Other	163	140	131
Change in operating assets and liabilities:
Accrued interest receivable	(189)	(2,036)	(3,324)
Other assets	5,032	(1,245)	(3,918)
Accrued expenses and other liabilities	15,403	10,342	12,013

Net cash provided by operating activities	71,288	60,575	44,413

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	1,100	—	—
Purchases of interest-bearing time deposits with other banks	(1,025)	(1,100)	—
Maturities and principal receipts of investment securities	144,694	121,179	80,890
Sales of investment securities	2,914	14,964	96,432
Purchases of investment securities	(149,317)	(157,174)	(228,643)
Purchases of investment securities, restricted stock	—	—	(4,590)
Loans originated, net of repayments	(162,775)	(658,322)	(1,024,824)
Proceeds from the sale of portfolio loans	173,382	475,646	308,404
Purchase of leasehold improvements and equipment	(1,330)	(3,845)	(2,399)

Net cash used in investing activities	7,643	(208,652)	(774,730)

Cash Flows From Financing Activities
Net increase in deposits	42,755	207,575	629,965
Proceeds from advances from Federal Home Loan Bank	2,476,000	6,222,000	4,541,000
Repayments of advances from Federal Home Loan Bank	(2,540,000)	(6,267,000)	(4,483,000)
Net change in line of credit with Federal Home Loan Bank	—	—	(28,198)
Proceeds from issuance of subordinated notes	—	—	15,611
Payment of debt issuance costs	—	—	(191)
Proceeds from issuance of shares of common stock, net of offering costs	—	—	85,490
Repurchase of shares of common stock	(30,349)	—	—
Capital contributions from controlling member of merged entity	—	—	218
Distribution to members of merged entity	—	—	(2,920)
Dividends paid to shareholders	(2,044)	(2,119)	(9,635)

Net cash provided by financing activities	(53,638)	160,456	748,340

Net change in cash and due from banks	25,293	12,379	18,023
Cash and due from banks at beginning of period	52,526	40,147	22,124

Cash and due from banks at end of period	$77,819	$52,526	$40,147

Supplemental cash flows information
Cash paid:
Interest	$38,196	$34,792	$23,615
Income taxes	21,246	26,055	28,010
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	169,844	431,384	111,862
Transfers of residential real estate loans from mortgage loans held for sale	2,546	77,887	—
Right-of-use assets obtained in exchange for new operating lease liabilities	740	—	—

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

        Sterling Bancorp, Inc. (the "Company") is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly-owned subsidiary, Sterling Bank and Trust, F.S.B. (the "Bank"). The Company's business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial lines of credit, and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 30 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York, Southfield, Michigan and the greater Seattle market.

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

Basis of Presentation

Acquisition of Quantum Fund, LLC

        On April 24, 2017, the Bank acquired all the outstanding equity interests of Quantum Fund, LLC ("Quantum"), an entity controlled by the Company's controlling shareholder who owned, directly and indirectly, 80% of the members' interests with the remaining 20% members' interest held by a member of the board of directors of the Company and Bank, for $2,920 in cash. Such amount has been reflected as a distribution to the members in the consolidated statements of changes in shareholders' equity. The entity operated a registered investment advisory business with assets held under management of approximately $425,000 at the time of merger.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, and an entity previously under common control that was merged with the Company in April 2017. See Note 1—Nature of Operations and Basis of Presentation—Basis of Presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value Measurements

        The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine its fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not readily available, the Bank uses present value techniques and other valuation methods, as disclosed in Note 15, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

        Debt securities available for sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record other assets and liabilities on a nonrecurring basis, such as impaired loans, other real estate owned, nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments generally involve write-downs of individual assets or application of lower of amortized cost or fair value accounting.

Cash and Due from Banks

        For the purposes of the accompanying consolidated statements of cash flows, cash includes cash and time deposits, and other deposits held with other banks with original maturities of three months or less. Cash on hand or on deposit with the Federal Reserve at December 31, 2019 and 2018 of $23,969 and $26,791, respectively, was required to be held to meet certain regulatory reserve and clearing requirements.

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

Concentration of Credit Risk

        The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At December 31, 2019 and 2018, residential real estate loans accounted for 85% and 84%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2019 and 2018, approximately 89% and 94%, respectively, of the loan portfolio was originated in California.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

        Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced that it permanently discontinued this program on March 6, 2020. This Program was a material component of the Bank's total loan originations. Loans originated under Advantage Loan Program totaled $1,942,657, or 78% of residential loan portfolio, as of December 31, 2019.

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

Equity Securities

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

Mortgage Loans Held for Sale

        Residential real estate loans originated or purchased and intended for sale in the secondary market are carried at the lower of amortized cost or fair value on an individual loan basis as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to income in the consolidated statements of income. Residential real estate loans originated as held for investment are periodically sold generally with servicing retained in order to manage liquidity, interest rate or concentration risk. Loans that are transferred into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of amortized cost or fair value.

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

        Interest income on loans is accrued as earned using the interest method over the term of the loan. The accrual of interest income is discontinued at the time the loan is 90 days past due or earlier if

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

conditions warrant (i.e. nonaccrual loan), unless the loan is secured and in the process of collection. In all cases, loans are placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, interest accrued and unpaid during prior periods is reversed. Any payments received on nonaccrual loans are applied to interest income on a cash basis if the loan is considered well secured. Otherwise, all payments received are applied first to outstanding loan principal amounts and then to the recovery of the charged off loan amounts. Any excess is treated as a recovery of interest and fees. Loans are returned to accrual status after all principal and interest amounts contractually due are made and future payments are reasonably assured.

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

        Commercial real estate loans, construction loans and commercial lines of credit are individually evaluated for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of homogeneous loans, such as other consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

        Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

go into default, the Bank determines the amount of the allowance for loan losses in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when a loan is considered partially or fully uncollectible, or has such little value that continuance as an asset is not warranted. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management's judgment, should be charged off.

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment. The historical loss experience is determined by portfolio segment, discussed below, and is based on the actual loss history experienced over the most recent three-year period. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in portfolio volume; effects of any changes in underwriting standards; seasoning of certain Sterling Advantage Loan Program loans; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

        The following portfolio segments have been identified:

          A)   Residential Real Estate—The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating. The classes in the residential real estate portfolio segment consist of residential first mortgages and residential second mortgages.

          B)    Commercial Real Estate—Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/single-room occupancy hotels ("SROs"), industrial and other.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

          C)    Construction Loans—The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history. There is no further segmentation of the construction portfolio segment into classes.

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

FHLB Stock

        The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of FHLB borrowings and other factors, and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of income. Cash dividends received amounted to $1,219, $1,149 and $815 for the year ended December 31, 2019, 2018 and 2017, respectively.

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

        Definite-lived intangible assets, consisting of customer-related intangibles, are amortized on a straight-line basis over their estimated useful lives of ten years. At December 31, 2019, customer-related intangibles have been completely amortized. At December 31, 2018, customer-related intangibles totaled $4,500, less accumulated amortization of $4,050. Amortization expense related to the customer-related intangibles was $450 for the years ended December 31, 2019, 2018 and 2017.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

Mortgage Repurchase Liability

        In connection with sold portfolio loans in the secondary market, the Company makes customary representations and warranties about various characteristics of each loan. We establish a liability which may result from breaches in such representations and warranties. The repurchase liability reflects management's estimate of losses based on a combination of factors. The Company's estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as future repurchase demand expectations, economic factors, and findings from the Internal Review. The actual repurchase losses could vary significantly from the recorded repurchase liability, depending on the outcome of various factors.

Legal Contingencies and Litigation Accruals

        We are involved in several material legal proceedings, as described in more detail in Note 19-Commitments and Contingencies to our consolidated financial statements. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent which may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Revenue from Contracts with Customers

        In accordance with ASC 606, the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services as performance obligations are satisfied.

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

        The following table presents sources of non-interest income for the year ended December 31, 2019, 2018 and 2017 that are within the scope of ASC 606:

	Year Ended December 31,
	2019	2018	2017
Non-Interest Income:
Service charges on deposit accounts*	$277	$230	$175
Investment management and advisory fees	1,577	2,035	2,338
Interchange fees*	114	109	117
Other service charges and fees*	54	48	31
Not within the scope of ASC 606	9,425	19,615	11,847

Total non-interest income	$11,447	$22,037	$14,508

*
Included in service charges and fees in the consolidated statements of income.

Contract Balances

        The Bank's noninterest revenue streams are largely based on transactional activity or month-end revenue accruals such as investment management and advisory fees based on the customer's assets held under management at the beginning of the period. Consideration is often received immediately or shortly thereafter, and the Bank satisfies its performance obligation and recognizes revenue over time. At December 31, 2019, the Bank had a contract asset balance of $7, which was recorded in other assets in the consolidated balance sheets.

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

Accounting Standards Adopted in 2019

        The Company has adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and all subsequent amendments as of January 1, 2019. Topic 842 requires a lessee to recognize the following for all leases, except short-term leases, at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Topic 842 also requires expanded disclosures.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company's operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheet at December 31, 2019. The lessors' rate implicit in the operating leases were not available to the Company and were not determinable from the terms of the leases. Therefore, the Company's incremental borrowing rate was used in determining the present value of the future lease payments when measuring the operating lease liabilities. The incremental borrowing rates were not observable and therefore, the rates were estimated primarily using observable borrowing rates on the Company's FHLB advances. The FHLB borrowing rates are generally for over collateralized advances for varying lengths of maturity. Therefore, the risk-free U.S. Government bond rate and high-credit quality unsecured corporate bond rates were also considered in estimating the incremental borrowing rates. The Company's incremental borrowing rates were developed considering its monthly payment amounts and the initial terms of its leases. These incremental borrowing rates were applied to future lease payments in determining the present value of the operating lease liability for each lease.

        As stated, the comparative prior period information for the year ended December 31, 2018 and 2017 has not been adjusted and continues to be reported under the Company's historical lease recognition policies under Topic 840, Leases.

        The disclosure requirements of Topic 842 are included within Note 18—Operating Leases.

        In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements as follows: (1) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the reporting entity's policy for timing of transfers between levels; (2) removes the requirement to disclose the valuation processes for Level 3 fair value measurements; (3) clarifies that the measurement uncertainty disclosure for recurring Level 3 fair value measurements is to communicate information about the uncertainty in measurement as of the reporting date; (4) requires disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period; and (5) requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt the provisions that remove or modify disclosures upon issuance of this ASU and delay adoption of the additional disclosures until the effective date. The Company early adopted this standard in the fourth quarter of 2019. The adoption of this standard did not have a material impact on the Company's current fair value measurement disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 2—Summary of Significant Accounting Policies (Continued)

guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances and recoveries, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This update deferred the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies (as defined by the U.S. Securities and Exchange Commission, or SEC). The Company, as a smaller reporting company as of the relevant measuring period, qualifies for this extension.

        At this time, the Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. The implementation team has been working with a software vendor to assist in implementing required changes to credit loss estimation models and processes. The historical data set for model development has been finalized, and the credit loss estimation models are in the process of being developed and tested. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of ASU No. 2016-13 on its consolidated financial statements.

Note 3—Investment Securities

Debt Securities

        The following tables summarize the amortized cost and fair value of debt securities available for sale at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2019
		Gross Unrealized
	Amortized Cost
		Gain	Loss	Fair Value
Available for sale:
U.S. Treasury securities	$122,634	$170	$(1)	$122,803
Mortgage-backed securities	23,028	76	—	23,104
Collateralized mortgage obligations	1,138	45	—	1,183
Collateralized debt obligations	216	—	(17)	199

Total	$147,016	$291	$(18)	$147,289

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities (Continued)

	December 31, 2018
		Gross Unrealized
	Amortized Cost
		Gain	Loss	Fair Value
Available for sale:
U.S. Treasury securities	$142,905	$9	$(56)	$142,858
Collateralized mortgage obligations	1,554	46	—	1,600
Collateralized debt obligations	308	—	(11)	297

Total	$144,767	$55	$(67)	$144,755

        All of the Company's mortgage-backed securities are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

        No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders' equity as of December 31, 2019 and 2018.

        Information pertaining to sales of debt securities available for sale for the year ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Proceeds	$2,914	$14,964	$96,432

Gross realized gains	$6	$89	$162
Gross realized losses	—	(3)	(43)

Total net realized gains (losses)	$6	$86	$119

        The income tax expense related to the net realized gains was $1, $18 and $41 for the year ended December 31, 2019, 2018 and 2017, respectively.

        The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at December 31, 2019 are shown by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities (Continued)

the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$102,809	$102,944
Due after one year through five years	19,825	19,859
Mortgage-backed securities	23,028	23,104
Collateralized mortgage obligations	1,138	1,183
Collateralized debt obligations	216	199

Total	$147,016	$147,289

        The table summarizes debt securities available for sale, at fair value, with unrealized losses at December 31, 2019 and 2018 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,011	$(1)	$—	$—	$5,011	$(1)
Collateralized debt obligations	—	—	199	(17)	199	(17)

Total	$5,011	$(1)	$199	$(17)	$5,210	$(18)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$113,219	$(56)	$—	$—	$113,219	$(56)
Collateralized debt obligations	—	—	297	(11)	297	(11)

Total	$113,219	$(56)	$297	$(11)	$113,516	$(67)

        As of December 31, 2019, the debt securities portfolio consisted of 20 debt securities, with two debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

        A collateralized debt obligation with a carrying value of $199 and $297 at December 31, 2019 and 2018, respectively, was rated high quality at inception, but it was subsequently rated by Moody's as Ba1, which is defined as "speculative." The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third party

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities (Continued)

other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $17 and $11 of the unrealized losses reported at December 31, 2019 and 2018, respectively.

Equity Securities

        Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker's Bank, a thinly traded, restricted stock. At December 31, 2019 and 2018, equity securities totaled $5,255 and $4,141, respectively. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

        At December 31, 2019 and 2018, equity securities with readily determinable fair values were $5,009 and $3,895, respectively. The following is a summary of unrealized and realized gains and losses recognized in the consolidated statements of income during the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net gains (losses) recorded during the period on equity securities	$114	$(87)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—

Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$114	$(87)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at both December 31, 2019 and 2018.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans

        Major categories of loans were as follows:

	December 31, 2019	December 31, 2018
Residential real estate	$2,476,866	$2,452,441
Commercial real estate	240,081	250,955
Construction	178,376	176,605
Commercial lines of credit	17,903	37,776
Other consumer	34	26

Total loans	2,913,260	2,917,803
Less: allowance for loan losses	(21,730)	(21,850)

Loans, net	$2,891,530	$2,895,953

        Loans totaling $933,747 and $898,731 were pledged as collateral on FHLB borrowings at December 31, 2019 and 2018, respectively.

        The table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2019, 2018 and 2017:

December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,511)	2,509	542	(554)	—	(1,119)	(133)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	21	161	7	—	—	—	189

Total ending balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730

December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,279	$2,040	$2,218	$469	$1	$1,450	$18,457
Provision (recovery) for loan losses	1,533	398	1,040	589	—	(331)	3,229
Charge offs	(4)	—	—	—	—	—	(4)
Recoveries	18	135	15	—	—	—	168

Total ending balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

December 31, 2017	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,863	$915	$679	$373	$2	$990	$14,822
Provision (recovery) for loan losses	174	556	1,432	96	(18)	460	2,700
Charge offs	(19)	—	—	—	—	—	(19)
Recoveries	261	569	107	—	17	—	954

Total ending balance	$12,279	$2,040	$2,218	$469	$1	$1,450	$18,457

        The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of December 31, 2019 and 2018:

December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$—	$5	$—	$—	$48
Collectively evaluated for impairment	12,293	5,243	3,822	323	1	—	21,682

Total ending allowance balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730

Loans:
Loans individually evaluated for impairment	$215	$1,100	$17,112	$1,377	$—	$—	$19,804
Loans collectively evaluated for impairment	2,476,651	238,981	161,264	16,526	34	—	2,893,456

Total ending loans balance	$2,476,866	$240,081	$178,376	$17,903	$34	$—	$2,913,260

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$30	$78	$195	$—	$—	$349
Collectively evaluated for impairment	13,780	2,543	3,195	863	1	1,119	21,501

Total ending allowance balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850

Loans:
Loans individually evaluated for impairment	$228	$3,779	$7,412	$416	$—	$—	$11,835
Loans collectively evaluated for impairment	2,452,213	247,176	169,193	37,360	26	—	2,905,968

Total ending loans balance	$2,452,441	$250,955	$176,605	$37,776	$26	$—	$2,917,803

        The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At December 31, 2019			Year Ended December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$125	$98	$—	$104	$—	$—
Commercial real estate:
Retail	1,308	1,100	—	1,136	60	55
Multifamily	—	—	—	449	12	12
Offices	—	—	—	378	25	25
Construction	17,156	17,112	—	6,682	582	575
Commercial lines of credit:
Private banking	1,245	1,245	—	—	—	—
C&I lending	—	—	—	67	5	5

Subtotal	19,834	19,555	—	8,816	684	672

With an allowance for loan losses recorded:
Residential real estate, first mortgage	116	117	43	118	5	5
Commercial lines of credit, private banking	132	132	5	136	7	7

Subtotal	248	249	48	254	12	12

Total	$20,082	$19,804	$48	$9,070	$696	$684

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

        In the above tables, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans which was not significant.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        Also presented in the tables above is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. The average balances are calculated based on the month-end balances of the loans for the period reported.

        The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and 2018:

	2019		2018
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$14,482	$50	$4,360	$80
Residential second mortgage	210	—	—	—
Commercial real estate:
Retail	40	—	60	—

Total	$14,732	$50	$4,420	$80

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        The following tables present the aging of the recorded investment in past due loans as of December 31, 2019 and 2018 by class of loans:

December 31, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$36,112	$5,112	$14,532	$55,756	$2,396,800	$2,452,556
Residential second mortgage	97	295	210	602	23,708	24,310
Commercial real estate:
Retail	—	—	40	40	6,089	6,129
Multifamily	—	—	—	—	64,873	64,873
Offices	—	—	—	—	28,048	28,048
Hotel/SROs	5,605	—	—	5,605	76,165	81,770
Industrial	—	—	—	—	14,150	14,150
Other	—	—	—	—	45,111	45,111
Construction	15,008	—	—	15,008	163,368	178,376
Commercial lines of credit:
Private banking	—	—	—	—	11,914	11,914
C&I lending	1,249	—	—	1,249	4,740	5,989
Other consumer	—	—	—	—	34	34

Total	$58,071	$5,407	$14,782	$78,260	$2,835,000	$2,913,260

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$3,110	$1,257	$4,440	$8,807	$2,421,190	$2,429,997
Residential second mortgage	377	295	—	672	21,772	22,444
Commercial real estate:
Retail	—	—	60	60	9,957	10,017
Multifamily	—	—	—	—	64,638	64,638
Offices	—	—	—	—	27,670	27,670
Hotel/SROs	—	—	—	—	101,414	101,414
Industrial	—	—	—	—	14,756	14,756
Other	—	—	—	—	32,460	32,460
Construction	1,971	—	—	1,971	174,634	176,605
Commercial lines of credit:
Private banking	176	—	—	176	15,762	15,938
C&I lending	—	—	—	—	21,838	21,838
Other consumer	—	—	—	—	26	26

Total	$5,634	$1,552	$4,500	$11,686	$2,906,117	$2,917,803

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 4—Loans (Continued)

        The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and other consumer loans, the Company also evaluates credit quality based on the aging status of the loan, which is presented above, and by payment activity. The Company reviews the status of nonperforming loans which include loans 90 days past due and still accruing and nonaccrual loans.

Troubled Debt Restructurings

        At December 31, 2019 and 2018, the balance of outstanding loans identified as troubled debt restructurings was $13,708 and $5,826, respectively. The allocated portion of the allowance for loan losses with respect to these loans was $48 and $261 at December 31, 2019 and 2018, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

        During the year ended December 31, 2019, the terms of three construction loans were modified by providing for an extension of the maturity dates at the contract's existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $11,214 both before and after modification. During the year ended December 31, 2018, the terms of a construction loan and a commercial and industrial loan were modified by providing for an extension of the maturity dates at the contract's existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investment was $2,761 both before and after modification. In addition, the modification of a residential real estate loan during the year ended December 31, 2018 included a confirmed Chapter 13 repayment plan. The outstanding recorded investment was $109 both before and after modification. The effect of these modifications on the allowance for loan losses was not significant.

        The terms of certain other loans have been modified during 2019 and 2018 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Foreclosure Proceedings

        At December 31, 2019 and 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $1,643 and $78, respectively.

Credit Quality

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans such as residential real estate and other consumer loans and non-homogeneous loans, such as commercial lines of credit, construction and commercial real estate loans. This analysis is performed at least quarterly. The Company uses the following definitions for risk ratings:

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

        At December 31, 2019 and 2018, the risk rating of loans by class of loans was as follows:

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,438,024	$—	$14,077	$455	$2,452,556
Residential second mortgage	24,100	—	210	—	24,310
Commercial real estate:
Retail	4,195	834	1,100	—	6,129
Multifamily	56,164	7,150	1,559	—	64,873
Offices	24,484	645	2,919	—	28,048
Hotel/SROs	60,074	18,189	3,507	—	81,770
Industrial	5,894	8,256	—	—	14,150
Other	37,693	920	6,498	—	45,111
Construction	156,339	7,008	15,029	—	178,376
Commercial lines of credit:
Private banking	10,669	1,245	—	—	11,914
C&I lending	4,013	—	1,976	—	5,989
Other consumer	34	—	—	—	34

Total	$2,821,683	$44,247	$46,875	$455	$2,913,260

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

        During the year ended December 31, 2019, 2018 and 2017, the Bank sold pools of residential real estate mortgages for $173,382, $475,646 and $308,404, respectively, to third-party investors. The transactions resulted in full de-recognition of the mortgages (i.e. transferred assets) from the consolidated balance sheets and recognition of gain on sale of portfolio loans of $5,970, $16,433 and $10,062 for the year ended December 31, 2019, 2018 and 2017, respectively. After the sales, the Bank's only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages. For more information on repurchase exposures, see Note 19—Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 5—Leasehold Improvements and Equipment, net

        Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2019 and 2018, are as follows:

	Estimated Useful Life (in years)		2019	2018
Leasehold improvements		*	$10,920	$10,315
Furniture and equipment	3 - 7		13,981	13,256

Total			24,901	23,571
Less: accumulated depreciation and amortization			(15,703)	(14,082)

Leasehold improvements and equipment, net			$9,198	$9,489

*
Amortized over the shorter of the lease term or estimated useful life

        The amount charged to occupancy and equipment in the consolidated statements of income for depreciation and amortization was $1,621, $1,399 and $1,191 for the year ended December 31, 2019, 2018 and 2017, respectively.

Note 6—Mortgage Servicing Rights, net

        The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2019 and 2018 are as follows:

	2019	2018
Residential real estate mortgage loan portfolios serviced for:
FNMA	$130,425	$85,364
FHLB	86,778	92,229
Private investors	656,035	713,095

Total	$873,238	$890,688

        Custodial escrow balances maintained with these serviced loans were $7,688 and $13,593 at December 31, 2019 and 2018, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 6—Mortgage Servicing Rights, net (Continued)

        Activity for mortgage servicing rights and the related valuation allowance are as follows:

	2019	2018	2017
Mortgage servicing rights:
Beginning of year	$10,733	$6,706	$4,454
Additions	2,964	6,052	3,689
Amortization	(2,852)	(2,025)	(1,437)

End of year	10,845	10,733	6,706

Valuation allowance at beginning of year	100	210	40
Additions (recoveries)	980	(110)	170

Valuation allowance at end of year	1,080	100	210

Mortgage servicing rights, net	$9,765	$10,633	$6,496

        Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $238, $1,381 and $407 for the year ended December 31, 2019, 2018 and 2017, respectively.

        The fair value of mortgage servicing rights was $10,271 and $11,523 at December 31, 2019 and 2018, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 47.1%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2018 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 33.6%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

        At December 31, 2019 and 2018, the carrying amount of certain individual groupings exceeded their fair values. See Note 15—Fair Values of Financial Instruments.

Note 7—Deposits

        Time deposits, included in interest-bearing deposits, were $1,154,076 and $894,279 at December 31, 2019 and 2018, respectively. Time deposits included brokered deposits of $25,000 and $33,750 at December 31, 2019 and 2018, respectively.

        Time deposits that meet or exceed the FDIC insurance limit of $250 were $283,457 and $208,888 at December 31, 2019 and 2018, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 7—Deposits (Continued)

        At December 31, 2019, the scheduled maturities of time deposits, including brokered deposits, were as follows:

2020	$855,340
2021	279,198
2022	10,097
2023	2,198
2024	7,243

$1,154,076

Note 8—FHLB Borrowings

        FHLB borrowings at December 31, 2019 and 2018 consist of the following:

	2019	Interest Rates	2018	Interest Rates
Short-term fixed rate advances	$—	—	$103,000	2.60%
Long-term fixed rate advances	229,000	1.07% - 1.96%	190,000	0.98% - 1.18%

Total FHLB advances	$229,000		$293,000

FHLB Advances

        The long-term fixed rate advances have maturity dates ranging from July 2020 to May 2029. Interest on these advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At December 31, 2019, advances totaling $207,000 were callable by the FHLB as follows: $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At December 31, 2019, the Bank had additional borrowing capacity of $372,534 from the FHLB.

        The contractual annual maturities of FHLB advances at December 31, 2019 are as follows:

2020	$11,000
2021	11,000
2022	—
2023	—
2024	—
Thereafter	207,000

$229,000

FHLB Overdraft Line of Credit

        The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the year ended December 31, 2019 and 2018 was $2,008 and $4,133, respectively. At December 31, 2019 and 2018, there were no

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 8—FHLB Borrowings (Continued)

outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB's overnight cost of funds rate, which was 1.99% and 2.87% at December 31, 2019 and 2018, respectively. The agreement has a one-year term and terminates in October 2020.

        The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $933,747 and $898,731 at December 31, 2019 and 2018, respectively.

Other Borrowings

        The Bank had available unsecured credit lines with other banks totaling $70,000 at both December 31, 2019 and 2018. There were no borrowings under these credit lines during the year ended December 31, 2019 or 2018.

Note 9—Subordinated Notes, net

        The subordinated notes (the "Notes") were as follows:

	December 31,
	2019	2018
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	474	533
Unamortized debt issuance costs	(295)	(504)

Total	$65,179	$65,029

        The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month London Interbank Offered Rate ("LIBOR") rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $4,701, $4,689 and $4,070 for the years ended December 31, 2019 , 2018 and 2017, respectively. The Notes mature in April 2026.

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

        The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company's current and future subsidiaries, including the Bank's deposits as well as the Company's subsidiaries' liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 20—Regulatory Capital Requirements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 10—Stock Repurchase Program

        In late 2018, the board of directors approved the repurchase of up to $50,000 of the Company's outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. The Company received regulatory approval of its stock repurchase program and publicly announced the program in January 2019. Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status.

        During the year ended December 31, 2019, the Company repurchased and cancelled 3,134,806 shares of its common stock for $30,349, including commissions and fees (average repurchase price of $9.68 per share). Such repurchases of common stock were funded through cash generated from operations. As of December 31, 2019, the Company had $19,651 of common stock purchases remaining that may be made under the program.

Note 11—Shareholders' Equity

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

No Par, Common Stock

        In November 2017, the Company completed its initial public offering whereby it issued and sold 7,692,308 shares of common stock at a public offering price of $12.00 per share. The Company received net proceeds of $85.5 million after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of $1.3 million. All of the then outstanding shares of non-voting common stock, consisting of 5,072,000 shares, were exchanged, at fair value, for 5,072,000 shares of unregistered shares of voting common stock. The Company continues to use the offering proceeds to support the Bank's current operations, and also plans to use the proceeds for its future growth initiatives or selected acquisition activity.

        Holders of voting common stock are entitled to one vote per share on all matters submitted to shareholders and entitled to dividends at the sole direction of the board of directors. Dividends declared per common share were $0.04, $0.04 and $0.21 and dividends paid on common stock were $2,044, $2,119 and $9,635 for the years ended December 31, 2019, 2018 and 2017, respectively. The holders have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the series preferred stock as described below with respect to dividend rights or rights upon liquidation, winding up, and dissolution of the Company.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 11—Shareholders' Equity (Continued)

        Holders of nonvoting common stock had equal and identical rights, preferences and limitations, as holders of voting common stock, except that they did not have any voting rights.

Preferred Stock

        The board of directors is authorized to issue preferred stock from time to time in one or more series, with such designations and such relative voting, dividend, liquidation and other rights, preferences and limitations as may be adopted by the board of directors. No shares of preferred stock are currently issued or outstanding.

Note 12—Stock-based Compensation

        The board of directors established a 2017 Omnibus Equity Incentive Plan (the "Plan") which was approved by the shareholders. The Plan provides for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

Stock Options

        Stock option awards are granted with an exercise price equal to the market price of the Company's common stock on the date of grant. The stock option awards granted in 2018 and 2019 generally vest in installments of 50% in each of the third and fourth year after the date of grant and have a maximum term of ten years.

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

        During 2019 and 2018, the board of directors approved the issuance of options to purchase 84,889 and 92,625 shares, respectively, of common stock to certain key employees which are accounted for as equity awards. The weighted average grant-date fair value of options issued in 2019 and 2018 was $3.20

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 12—Stock-based Compensation (Continued)

and $4.56, respectively. The grant-date fair value of each stock option award was estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

	2019	2018
Exercise price of options	$10.12	$13.73
Risk-free interest rate	2.66%	2.80%
Expected term (in years)	6.75	6.75
Expected stock price volatility	26.26%	23.70%
Dividend yield	.40%	.29%

        A summary of the Company's stock option activity as of and for the year ended December 31, 2019 and 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2019	92,625	$13.73	9.22	$—
Granted	84,889	10.12
Exercised	—	—
Forfeited/expired	(35,037)	10.84

Outstanding at December 31, 2019	142,477	$12.29	8.60	$—

        The Company recorded stock-based compensation expense associated with stock options of $137 and $82 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was $360 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 2.60 years. No options are exercisable at December 31, 2019.

Restricted Stock Awards

        The board of directors approved the issuance of 71,144 restricted stock awards to certain key employees and 10,460 restricted stock awards to non-employee directors during 2019, and 33,100 restricted stock awards to certain key employees and 15,875 restricted stock awards to non-employee directors during 2018. The restricted stock awards issued to key employees vest in installments of 50% in each of the third and fourth year after the date of grant. The restricted stock awards issued to non-employee directors vest on the first anniversary of the grant date. The value of a restricted stock award is based on the market value of the Company's common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 12—Stock-based Compensation (Continued)

        A summary of the restricted stock awards activity as of and for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	—	$—
Granted	48,975	13.55
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	48,975	13.55
Granted	81,604	9.91
Vested	(15,875)	13.50
Forfeited	(14,608)	10.65

Nonvested at December 31, 2019	100,096	$11.02

        The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $360 and $215 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was $735 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.73 years. The total fair value of restricted stocks vested during the year ended December 31, 2019 was $214.

Note 13—Income Per Share

        Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 13—Income Per Share (Continued)

dilutive common shares using the treasury stock method. The following table presents the computation of income per share, basic and diluted:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$29,248	$63,468	$37,977

Denominator:
Weighted average common shares outstanding, basic	51,115,986	52,963,308	46,219,367
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—
Restricted stock	11,893	2,259	—

Weighted average common shares outstanding, diluted	51,127,879	52,965,567	46,219,367

Income per share:
Basic	$0.57	$1.20	$0.82
Diluted	$0.57	$1.20	$0.82

        The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Stock options	167,255	92,625	—
Restricted stock	28,676	—	—

Total	195,931	92,625	—

        In September 2017, the board of directors approved a 1,000 for one stock split to be effected as a stock dividend on the Company's common stock. The stock split was effected on September 11, 2017. The shares and per share amounts have been retroactively adjusted to reflect the stock split for the year ended December 31, 2017.

Note 14—Employee Benefit Plans

Defined Contribution Retirement Plan

        Sterling Bank maintains a defined contribution plan under which it makes quarterly matching contributions in an amount equal to 100% of the lesser of the first 3% of the amount the employee contributed or deferred or 3% of the employee's base salary during such quarter. This matching contribution is made quarterly and the employee must be employed by Sterling Bank on the date it is made in order to receive it. In addition, the Sterling Bank will also make a contribution of up to 1% of the amount deferred or contributed, based on a tiered scale of its "return on assets" for the prior year. The matching contributions will be made only up to the amount of the employee's deferrals or

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 14—Employee Benefit Plans (Continued)

contributions for the plan. Sterling Bank also has the discretion to make additional contributions. Sterling Bank's contribution to the plan was $758, $773 and $661 for the years ended December 31, 2019, 2018 and 2017, respectively.

Executive Incentive Retirement Plan Agreement

        The Bank has entered into an individual "executive incentive retirement plan" agreement with six employees. These agreements provide for payments, if payable in accordance with their terms and in accordance with applicable law, upon a separation from service or a "change of control" (as defined in such agreements) if the individual has met specified vesting requirements. Each of these agreements provide for death benefits in the event of death in active service to the Bank. Under the terms of these agreements, each of the employees was credited an additional amount to such employees' book-entry "incentive award account" under the agreement in 2019 based on a monthly crediting formula. The employee may make an election to receive payments under the agreement as a lump sum or as an installment. The aggregate liability accrued for potential payments under these agreements was $3,157 and $2,898 at December 31, 2019 and 2018, respectively. Periodic expense consists of the Bank's contribution, which is made ratably over the build up period until retirement, adjusted for annual interest cost. The expense, net of forfeitures, incurred with respect to such agreements was $290, $273 and $281 for the years ended December 31, 2019, 2018 and 2017, respectively.

Spilt Dollar Life Insurance Agreement

        In October 1997 and in 2000, the Bank entered into 7 split dollar life insurance agreements with respect to its controlling shareholder and former chief executive officer of the Bank. Pursuant to the agreements with the Bank, a portion of the death benefits arising from life insurance policies owned by the Bank would be paid to beneficiaries designated by the controlling shareholder. The estimated present value of the cost to the Company of providing these death benefits and the associated accrued liability by the Company was $4,340 and $4,200 at December 31, 2019 and 2018, respectively. Payments of $31, $28 and $25 were made to the controlling shareholder and former chief executive officer during 2019, 2018 and 2017, respectively, in accordance with the split dollar life insurance agreements.

Note 15—Fair Values of Financial Instruments

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

Note 15—Fair Values of Financial Instruments (Continued)

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

Note 15—Fair Values of Financial Instruments (Continued)

Assets Measured at Fair Value on a Recurring Basis

        The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2019 and 2018:

		Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$122,803	$122,803	$—	$—
Mortgage-backed securities	23,104	—	23,104	—
Collateralized mortgage obligations	1,183	—	1,183	—
Collateralized debt obligations	199	—	—	199
Equity securities	5,009	5,009	—	—

		Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$142,858	$142,858	$—	$—
Collateralized mortgage obligations	1,600	—	1,600	—
Collateralized debt obligations	297	—	—	297
Equity securities	3,895	3,895	—	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 15—Fair Values of Financial Instruments (Continued)

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	2019	2018
Balance of recurring Level 3 assets at beginning of period	$297	$571
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(6)	24
Principal maturities/settlements	(92)	(298)
Sales	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at end of period	$199	$297

        Unrealized losses on Level 3 investments for collateralized debt obligations was $17 and $11 at December 31, 2019 and 2018, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $13 and $16 for the years ended December 31, 2019 and 2018, respectively.

        The fair value of the collateralized debt obligations is obtained from third party pricing information. It is determined by calculating discounted cash flows using LIBOR curves plus spreads that adjust for credit risk and illiquidity. The Company also performs an internal analysis that considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers to corroborate the information used from the independent third party.

Assets Measured at Fair Value on a Non-Recurring Basis

        From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the consolidated balance sheet

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 15—Fair Values of Financial Instruments (Continued)

at December 31, 2019 and 2018, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$7,949	$—	$—	$7,949

	Fair Value Measurements at December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Construction	$2,583	$—	$—	$2,583
Residential real estate	108	—	—	108
Mortgage servicing rights	1,858	—	—	1,858

        As discussed previously, the fair values of collateral dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)(1)
Mortgage servicing rights	$7,949	Discounted cash flow	Discount rate	9.5% - 12.0% (11.9%)
			Prepayment speed	7.2% - 47.1% (21.3%)
			Default rate	0.1% - 0.3% (0.2%)

(1)
The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 15—Fair Values of Financial Instruments (Continued)

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)(1)
Impaired loans:
Construction	$2,583	Sales comparison approach	Management discount for property type and recent market volatility	N/A (10%)
Residential real estate	108	Sales comparison approach	Management discount for property type and recent market volatility	N/A (10%)
Mortgage servicing rights	1,858	Discounted cash flow	Discount rate	9.5% - 12.0% (11.6%)
			Prepayment speed	7.0% - 33.6% (26.1%)
			Default rate	0.1% - 0.3% (0.2%)

(1)
The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

        The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2019 and 2018, are as follows:

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,819	$77,819	$77,819	$—	$—
Interest-bearing time deposits with other banks	1,025	1,025	1,025	—	—
Mortgage loans held for sale	1,337	1,368	—	1,368	—
Loans, net	2,891,530	2,978,846	—	—	2,978,846
Financial Liabilities
Time deposits	1,154,076	1,161,490	—	1,161,490	—
Federal Home Loan Bank borrowings	229,000	227,333	—	227,333	—
Subordinated notes, net	65,179	65,650	—	65,650	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 15—Fair Values of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$52,526	$52,526	$52,526	$—	$—
Interest-bearing time deposits with other banks	1,100	1,100	1,100	—	—
Mortgage loans held for sale	1,248	1,261	—	1,261	—
Loans, net	2,893,262	2,987,419	—	—	2,987,419
Financial Liabilities
Time deposits	894,279	890,020	—	890,020	—
Federal Home Loan Bank borrowings	293,000	285,265	—	285,265	—
Subordinated notes, net	65,029	65,650	—	65,650	—

Note 16—Income Taxes

        The components of the income tax expense are as follows:

	2019	2018	2017
Current:
Federal	$15,341	$16,435	$22,804
State	6,354	7,979	6,973

Total current expense	21,695	24,414	29,777

Deferred:
Federal	(3,995)	478	2,835
State	(2,057)	212	(141)

Total deferred expense (benefit)	(6,052)	690	2,694

Total income tax expense	$15,643	$25,104	$32,471

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 16—Income Taxes (Continued)

        The Company has implemented the new corporate tax rate, as discussed below, as of January 1, 2018. The reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	2019	2018	2017
U.S. federal statutory rate	21.1%	21.0%	35.0%
Effect of:
State taxes, net of federal benefit	4.0%	7.1%	6.3%
Change in tax laws	—%	—%	4.7%
Loss incurred by pass-through entity	—%	—%	0.3%
Non-deductible items	9.5%	—%	—%
Income on cash surrender value of bank-owned life insurance	(0.2)%	(0.2)%	(0.3)%
Other, net	0.4%	0.4%	0.1%

Effective tax rate	34.8%	28.3%	46.1%

        The components of deferred tax assets and liabilities at December 31, 2019 and 2018 were comprised of the following:

	2019	2018
Deferred tax assets:
Allowance for loan losses	$6,144	$6,113
Contingent losses	2,834	—
Mortgage repurchase liability	2,217	—
Mark-to-market adjustments on mortgage loans held for sale	9	3
Supplemental retirement benefit plan	895	811
Deferred loan fee income	268	342
State franchise tax	1,455	1,416
Compensation plans	729	775
Operating lease liability	5,631	—
Other	633	265

Total deferred tax assets	20,815	9,725

Deferred tax liabilities:
FHLB stock dividends	(122)	(121)
Mortgage servicing rights	(2,768)	(2,975)
Operating lease asset	(5,305)	—
Other	(525)	(507)

Total deferred tax liabilities	(8,720)	(3,603)

Deferred tax asset, net	$12,095	$6,122

        The Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the change in tax rate,

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 16—Income Taxes (Continued)

the Company was required to remeasure its deferred tax assets and liabilities, including the deferred tax balance attributable to items of pretax comprehensive income (loss), based on the rates at which they are expected to reverse in the future. The effect of the Tax Act of $3.3 million was recorded in deferred income tax expense in the fourth quarter and year ended December 31, 2017 which related entirely to the remeasurement of the net deferred tax asset. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on its evaluation, the Company believes it is more likely than not that the deferred tax asset at December 31, 2019 and 2018, will be realized.

        The Company is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Company is no longer subject to examination by the Internal Revenue Service for the years before 2016.

        There were no unrecognized tax benefits at December 31, 2019, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 17—Related Party Transactions

        As disclosed in Note 1, the Company purchased Quantum in April 2017 for aggregate consideration of $2,920 in cash, which at the time was owned 80% by the Company's controlling shareholder and 20% by a member of the boards of directors of the Company and the Bank, Mr. Peter Sinatra, who has continued as the Chief Executive Officer of QCM, LLC, doing business as Quantum Capital Management, a wholly-owned subsidiary of Quantum and an indirect wholly-owned subsidiary of the Bank ("Quantum Capital Management"). Accordingly, the Company's controlling shareholder received $2,336 in consideration, and Mr. Sinatra received $584 in consideration in connection with this transaction.

        From time to time, the Company makes charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company's controlling shareholders, serve as trustees. The Company paid $900 annually to the foundation during the years ended December 31, 2019, 2018 and 2017.

        The Bank provides monthly data processing and programming services to entities controlled by the Company's controlling shareholders. Aggregate fees received for such services amounted to $105, $105 and $98 during the years ended December 31, 2019, 2018 and 2017, respectively.

        The Company paid fees totaling $12 and $76 during the years ended December 31, 2018 and 2017, respectively to an aviation company controlled by the Company's controlling shareholders for transportation.

        Related party leases are disclosed in Note 18—Operating Leases.

Note 18—Operating Leases

        A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. The Company leases its corporate headquarters and branch offices through noncancelable operating lease contracts. Such noncancelable

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 18—Operating Leases (Continued)

operating lease contracts have remaining terms ranging from 2020 to 2029, and generally have options to extend for one or two five-year periods. Beginning in 2019, the lease term may include options to extend the lease when it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement. The lease agreements, most often, provide for rental payments that increase over the lease term based on a fixed percentage or based on a specified consumer price index. Any changes in the consumer price index after the lease commencement date are considered variable lease payments and recorded in the period when incurred. Additionally, the Company, in most cases, is required to pay insurance costs, real estate taxes and other operating expenses such as common area maintenance.

        The Company leases certain storage and office space from entities owned by the Company's controlling shareholders. Amounts paid under such leases totaled $236, $241 and $220 for 2019, 2018 and 2017, respectively. The Company also subleases certain office space to entities owned by the Company's controlling shareholders. Amounts received under such subleases totaled $274, $269 and $258 for 2019, 2018 and 2017, respectively.

        Rent expense was $4,401 and $3,544 for the year ended December 31, 2018 and 2017, respectively. The components of lease expense, which are recorded in noninterest expense—occupancy and equipment, in the consolidated statements of income for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
Operating lease cost	$4,507
Variable lease cost	1,235

Total	$5,742

        Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2020	$4,166
2021	3,539
2022	2,756
2023	2,507
2024	2,439
Thereafter	7,089

Total lease payments	22,496
Less: future interest costs(1)	(2,628)

Present value of lease liabilities	$19,868

(1)
Computed using the estimated interest rate for each lease

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 18—Operating Leases (Continued)

        Other information related to the lease liabilities as of and for year ended December 31, 2019 was as follows:

Other Information	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,307
Weighted average remaining lease term	6.83 years
Weighted average discount rate	3.54%

Note 19—Commitments and Contingencies

Legal Proceedings

        The Bank is currently under formal investigation by the OCC and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the "OCC Agreement"), relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank's credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third party vendor, and engage a third party to conduct a model validation for its BSA/AML monitoring software.

        The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank's business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our 2019 results of operations.

        The Bank also has received grand jury subpoenas from the United States Department of Justice (the "DOJ") beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank's residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank expects to incur significant costs in its efforts to comply with the DOJ investigation in 2020.

        In addition, the Company, certain of its current and former officers and directors, and other parties have been named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 19—Commitments and Contingencies (Continued)

February 26, 2020 in the United States District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank's residential lending practices that were made in the Company's registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC, and during earnings calls. The Company filed a motion to dismiss the amended complaint with the court on September 22, 2020. The Company intends to vigorously defend this and any related actions.

        On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the program (the "Internal Review"). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the "Special Committee"), has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Results from the Special Committee's Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company has permanently discontinued the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed herein, and it is possible additional work will be required in connection with the Internal Review.

        The Company has determined that, in the latter part of the fourth quarter of 2019, it became probable that a loss may be incurred with respect to the above mentioned pending investigations and litigation. Accordingly, at December 31, 2019, the Company established a liability of $25,000 for contingent losses based on additional information obtained during the course of the Internal Review and significant judgments by management. The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company's financial condition or results of operations.

        In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported stockholder will commence a stockholder derivative action on behalf of the Company seeking appropriate relief. The board of directors has recently established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company has responded to the demand

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 19—Commitments and Contingencies (Continued)

letter advising the purported shareholder of the appointment of the demand review committee. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the claims set forth in the demand letter or that, if any such litigation is commenced, it will not have a material impact on our financial condition or results of operations.

Establishment of Mortgage Repurchase Liability

        During the period 2015 through 2019, the Company sold portfolio loans originated under the Advantage Loan Program to private investors in the secondary market. The Company also sells conventional residential mortgage loans (which excludes Advantage Loan Program loans) in the secondary market primarily to Federal National Mortgage Association ("Fannie Mae") on an ongoing basis. In connection with these loans sold, the Company makes customary representations and warranties about various characteristics of each loan. The Company may be required pursuant to the terms of the applicable mortgage loan purchase and sale agreements to repurchase any previously sold loan or indemnify (make whole) the investor for which the representation or warranty of the Company proves to be inaccurate, incomplete or misleading. In the event of a repurchase, the Company is typically required to pay the unpaid principal balance, the proportionate premium received when selling the loans and certain expenses. Historically, any repurchases due to a breach of any such representations and warranties have been de minimis.

        In connection with above mentioned investigations stemming from the Advantage Loan Program, the Bank recorded a total mortgage repurchase liability of $7,823 at December 31, 2019 primarily related to probable losses on the sold Advantage Loan Program loan portfolio, which the Company has determined became probable in the latter part of the fourth quarter of 2019, taking into account the results of the Internal Review. The repurchase liability was included in accrued expenses and other liabilities in the consolidated balance sheets. At December 31, 2019, the unpaid principal balance of residential mortgage loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $759,568.

        The repurchase liability reflects management's estimate of losses based on a combination of factors. The Company's estimation process requires management to make subjective and complex judgements about matters that are inherently uncertain, such as future repurchase demand expectations, economic factors, and findings from the Internal Review. The actual repurchase losses could vary significantly from the recorded repurchase liability, depending on the outcome of various factors, including those previously discussed.

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

Note 19—Commitments and Contingencies (Continued)

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

        The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At December 31, 2019, outstanding commitments to make loans consisted of fixed rate loans of $43,318 with interest rates ranging from 2.875% to 4.625% and maturities ranging from ten to 30 years and variable rate loans of $33,609 with varying interest rates (ranging from 3.375% to 6.75% at December 31, 2019) and maturities ranging from one to 30 years.

  Unused Lines of Credit

        The Bank also issues unused lines of credit to meet customer financing needs. At December 31, 2019, the unused lines of credit include residential second mortgages of $24,472, construction loans of $191,357, commercial lines of credit of $4,300 and consumer loans of $424. These unused lines of credit consisted of fixed rate loans of $461 with interest rates ranging from 5.25% to 18.0% and maturities ranging from three months to 8 years and variable rate loans of $220,092 with varying interest rates (ranging from 4.75% to 8.5%) and maturities ranging from one month to 15 years.

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

        The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2019 and 2018:

	2019	2018
Commitments to make loans	$76,927	$241,809
Unused lines of credit	220,553	160,803
Standby letters of credit	24	70

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 20—Regulatory Capital Requirements

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

        Under the Basel III capital rules, which were phased in effect by the federal banking agencies over a multi-year period and became fully implemented as of January 1, 2019, the Company and the Bank must hold a capital conservation buffer ("CCB") over the adequately capitalized risk-based capital ratios. At present, in order to avoid the imposition of restrictions on capital distributions and discretionary bonus payments, the Company in required to maintain a CCB of at least 2.50%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio of 7.0%, respectively (in each case accounting for the required CCB). Management believes that at December 31, 2019, the Company and the Bank meet all regulatory capital requirements to which they are subject.

        At December 31, 2019 and 2018, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded applicable capital adequacy requirements as presented below. The Company and the Bank's actual and minimum required capital amounts and ratios, with

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 20—Regulatory Capital Requirements (Continued)

such regulatory minimums not including the CCB as discussed above, at December 31, 2019 and 2018 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total adjusted capital to risk-weighted assets
Consolidated	$419,327	21.49%	$156,081	8.00%	N/A	N/A
Bank	346,985	17.82	155,809	8.00	$194,761	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,418	17.04	117,061	6.00	N/A	N/A
Bank	325,255	16.70	116,857	6.00	155,809	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,418	17.04	87,796	4.50	N/A	N/A
Bank	325,255	16.70	87,643	4.50	126,595	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	332,418	10.11	131,471	4.00	N/A	N/A
Bank	325,255	9.90	131,469	4.00	164,337	5.00

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total adjusted capital to risk-weighted assets
Consolidated	$421,495	21.98%	$153,426	8.00%	N/A	N/A
Bank	324,905	16.94	153,403	8.00	$191,754	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	334,616	17.45	115,069	6.00	N/A	N/A
Bank	303,055	15.80	115,052	6.00	153,403	8.00
Common Equity Tier 1 (CET1)
Consolidated	334,616	17.45	86,302	4.50	N/A	N/A
Bank	303,055	15.80	86,289	4.50	124,640	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	334,616	10.42	128,431	4.00	N/A	N/A
Bank	303,055	9.44	128,430	4.00	160,538	5.00

Dividend Restrictions

        As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company's principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank's net income for that year to date plus the Bank's retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 20—Regulatory Capital Requirements (Continued)

        The Qualified Thrift Lender ("QTL") test requires that a minimum of 65% of assets be maintained in "qualified thrift investments," including mortgage loans, housing- and real estate-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is "well capitalized" as defined by regulatory guidelines.

        At December 31, 2019, the Bank has the ability to pay aggregate dividends of approximately $111,614 to the Company without prior regulatory approval.

Note 21—Condensed Financial Information of Sterling Bancorp (Parent Only)

        Financial statements of Sterling Bancorp ("Parent company") are shown below. The Parent company has no significant operating activities.

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Cash held at Bank	$79,714	$97,315
Investment in subsidiaries	325,451	303,496
Other assets	3,625	272

Total assets	$408,790	$401,083

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Subordinated notes, net	$65,179	$65,029
Other liabilities	10,997	997

Total liabilities	76,176	66,026
Total shareholders' equity	332,614	335,057

Total liabilities and shareholders' equity	$408,790	$401,083

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 21—Condensed Financial Information of Sterling Bancorp (Parent Only) (Continued)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
Expenses:
Interest expense	$4,700	$4,689	$4,070
Other	10,803	961	305

Total expenses	15,503	5,650	4,375

Loss before income tax and equity in subsidiaries income	(15,503)	(5,650)	(4,375)
Income tax benefit	4,496	1,186	1,513

Loss before equity in subsidiaries income	(11,007)	(4,464)	(2,862)
Equity in subsidiaries income	40,255	67,932	40,839

Net income	$29,248	$63,468	$37,977

Other comprehensive income
Equity in other comprehensive income (loss) of subsidiaries	205	113	(104)

Total comprehensive income	$29,453	$63,581	$37,873

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 21—Condensed Financial Information of Sterling Bancorp (Parent Only) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$29,248	$63,468	$37,977
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiaries income	(40,255)	(67,932)	(40,839)
Other	150	140	131
Changes in operating assets and liabilities:
Change in other assets	(3,353)	175	275
Change in other liabilities	10,000	—	260

Net cash used in operating activities	(4,210)	(4,149)	(2,196)

Cash flows from investing activities
Capital contributed to subsidiary (Bank)	—	—	(22,000)
Dividends received from subsidiaries	19,002	6,119	12,635

Net cash provided by (used in) investing activities	19,002	6,119	(9,365)

Cash flows from financing activities
Proceeds from issuance of subordinated notes	—	—	15,611
Payment of debt issuance costs	—	—	(191)
Proceeds from issuance of shares of common stock, net of offering costs	—	—	85,490
Repurchase of shares of common stock	(30,349)	—	—
Dividends paid to shareholders	(2,044)	(2,119)	(9,635)

Net cash provided by (used in) financing activities	(32,393)	(2,119)	91,275

Net increase (decrease) in cash	(17,601)	(149)	79,714
Cash held at Bank, beginning of year	97,315	97,464	17,750

Cash held at Bank, end of year	$79,714	$97,315	$97,464

Supplemental cash flows information:
Cash paid for:
Interest	$4,550	$4,550	$4,025

Dividends

        The Parent received cash dividends from its subsidiaries of $19,002, $6,119 and $12,635 during the year ended December 31, 2019, and 2018 and 2017, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 22—Subsequent Events

Stock-based Compensation

        On March 2, 2020, the board of directors approved the issuance of 141,374 restricted stock awards and options to purchase 67,361 shares of common stock with an exercise price of $7.10 to certain key employees. Both the restricted stock awards and the options vest ratably on the first three anniversaries after the date of a grant. The options have a maximum term of ten years.

        Effective June 3, 2020, the Company and the Bank appointed Thomas M. O'Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. In connection with Mr. O'Brien entering into an Employment Agreement with the Company on May 31, 2020, on June 5, 2020 the Company granted Mr. O'Brien options to purchase 300,000 shares of common stock with an exercise price of $4.00 per share. The options vest 1/3 on January 1, 2021, 1/3 on the first anniversary of the date of grant, and 1/3 on January 1, 2022 subject to his remaining employed on the vesting date; provided that the unvested portion of the Option would vest immediately in full upon Mr. O'Brien's termination of employment due to "death" or "disability" and would vest immediately in full upon a "change of control" (each, as defined in Mr. O'Brien's Employment Agreement). In the event of termination of employment other than termination for "cause" (as defined in Mr. O'Brien's Employment Agreement), if the Option is exercisable at the time of such termination of employment, it will remain exercisable for three years following termination, provided that Mr. O'Brien remains in compliance with certain terms contained in his Employment Agreement. The Company is required to cause such equity awards to be registered with the SEC as soon as practicable following the Company's eligibility to do so. The options have a maximum term of ten years.

Risks and Uncertainties—COVID-19

        The novel coronavirus ("COVID-19") pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief for business and individuals impacted by the pandemic. The Company's primary market areas of California, the greater Seattle market, and New York became part of several epicenters of the COVID-19 pandemic. Banking and financial services have been designated essential businesses and the Bank's operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of the Bank's customers and employees, and to comply with applicable government directives.

        The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets, resulted in an unprecedented slow-down in economic activity and a related increase in unemployment, and have increased economic and market uncertainty and volatility. In particular, COVID-19 has disrupted our normal course of providing services to our clients and adversely impacted our clients and could impair their ability to fulfill their obligations to the Bank. During the first half of 2020, the Bank has experienced an increase in delinquent and nonaccrual loans, primarily in residential real estate loans, construction loans and commercial real estate loans related to hotels and lodging. A much higher provision for loan losses has been recorded during the first half of 2020 primarily reflecting the impact of COVID-19 pandemic.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Note 22—Subsequent Events (Continued)

        The COVID-19 pandemic and the related adverse local and national economic consequences could have a material adverse effect on the Company's business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital. As of the date of this filing, significant uncertainties exist concerning the magnitude of the impact and duration of the COVID-19 pandemic.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Background

        On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the program (the "Internal Review"). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of the Special Committee, has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. During the course of the Internal Review, the Special Committee and management discovered that certain employees had engaged in misconduct in connection with the origination of a significant number of residential mortgage loans under the Advantage Loan Program, and management identified certain material weaknesses in the Company's internal control over financial reporting, as further described below.

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

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2019 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

        A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        In connection with management's assessment of the Company's internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of December 31, 2019. These material weaknesses did not result in the identification of any adjustments to the consolidated financial statements included in this Form 10-K or the consolidated financial statements included in our prior filings with the SEC. While these material weaknesses did not result in material errors in our financial statements, they could result in misstatements of our accounts that could result in a material misstatement of our consolidated financial statements and disclosures that may not be prevented or detected.

Control Environment

        We have identified deficiencies in the control environment component of the COSO Framework that constitute material weaknesses, either individually or in the aggregate. Contributing factors include:

  •
  Our organizational structure and reporting lines did not adequately provide for an effective internal control environment that advanced the identification and evaluation of risk. This included lack of adequate independence between operational and control functions within our lending operations. As a result, we did not maintain effective controls to ensure that management provided the Audit Committee and the board of directors complete information regarding the various lending programs in a manner so as to enable the Audit Committee to properly exercise its responsibilities and hold individuals accountable.

  •
  The Company's internal controls were not commensurate with the size and scale of the organization, which more appropriately required a robust internal audit function reporting to the Audit Committee.

Risk Assessment

        We have identified deficiencies in the risk assessment component of the COSO Framework that aggregate to a material weakness. Specifically, the deficiencies related to the principles within the component related to identifying and assessing all of the risks in the Advantage Loan Program that may impact or create fraud risks or impact the materiality of such risks.

Remediation Plan and Status

        Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment.

  To date, we have taken the following remedial actions:

  •
  Suspended the Advantage Loan Program in December 2019, and subsequently permanently discontinued the program in March 2020.

  •
  Conducted an internal review of our lending operations, which resulted in the termination or resignation of a significant number of officers and employees, including the top loan producers within the Advantage Loan Program.

  •
  Appointed experienced professionals in key leadership positions, including the newly established role of Chief Risk Officer in February 2020 and a new Chief Executive Officer in June 2020.

  •
  Recently adopted clawback policies in compliance with Section 304 of the Sarbanes-Oxley Act that cover all officers and employees who earn incentive compensation in the form of bonuses or commissions.

        Our management regards successful completion of our remaining remedial actions as an important priority. Some of the more significant remaining remedial activities include:

  •
  Reevaluating and revising our current Federal Deposit Insurance Corporation Improvement Act (FDICIA) compliance program to encompass requirements under the Sarbanes-Oxley Act, specifically including improvements to program governance, risk assessment processes, and corrective actions, and to include testing methodologies established by the Institute of Internal Auditors.

  •
  Redesigning and implementing necessary changes to the existing system of internal controls in the context of the revised and more comprehensive risk assessment.

  •
  Continuing to assess current organizational structure, along with staffing levels and competencies to ensure the optimal complement of personnel with appropriate qualifications and skill sets.

  •
  Reassessing the Company's Code of Conduct to ensure employees' obligations regarding the reporting of any type of potentially suspicious activity is appropriately addressed.

  •
  Developing enhanced procedural manuals and training programs for loan personnel regarding the Bank's loan origination process policies and procedures.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

DIRECTOR INFORMATION

        The Articles of Incorporation and Bylaws of the Company provide for the division of the board of directors into three classes of nearly equal size with staggered three-year terms of office. The Company believes that the board of directors as a whole should encompass a range of talent, skill, diversity, and expertise that enables the board of directors to provide sound guidance with respect to the Company's operations and interests. The following information has been furnished to the Company by the respective directors. Each of them has been engaged in the occupations stated below during the periods indicated, or if no period is indicated, for more than five years.

Term Expiring in 2020

        Sandra Seligman, Director.    Ms. Seligman has served as a member of our board of directors since its inception in 1984. Ms. Seligman is a philanthropist, actively dedicating her professional time and expertise to the charitable communities of Greater Detroit, Miami, and New York City. Through the Seligman Family Foundation, Ms. Seligman contributes to the Mount Sinai Medical Center in Florida, the University of San Francisco Medical Center in California, the Beaumont Health System, and Wayne State University Medical School in Michigan. Ms. Seligman is also a director of the Wolfsonian-Florida International University, the Museum of Contemporary Art of Detroit, the Detroit Institute of Arts, and the Jewish Women's Foundation of the Jewish Federation of Detroit. She has a BS from Michigan State University. Ms. Seligman's brother, Scott Seligman, is the Company's founder and the primary family representative of the various family trusts that together constitute our controlling shareholders, and her son, Seth Meltzer, is also a director.

        Our board of directors believes that Ms. Seligman should serve as a director because of her long term commitment to and experience with the Company. Additionally, Ms. Seligman's significant involvement with community and charitable groups brings unique insights to the board of directors.

        Peter Sinatra, Director.    Mr. Sinatra has served as a member of our board of directors since 2004 and as CEO of QCM,  LLC, doing business as Quantum Capital Management, a wholly-owned subsidiary of Quantum and an indirect wholly-owned subsidiary of the Bank ("Quantum Capital Management"), since 2010. He was Chairman of the Compensation Committee from 2008 until 2017. Mr. Sinatra is also a Senior Managing Partner with The Seligman Group Family Office where he is a member of the Investment Committee, managing traditional and privately held investments in the community banking, commercial real estate, aerospace, film, and asset management industries. Prior to joining Seligman, Mr. Sinatra held leadership positions with Bank of America, N.A. in Divisional Sales Management and with Fidelity Investments in Product Management & Development. Mr. Sinatra began his career at Arthur Andersen & Co. as a consultant in the financial services industry. Mr. Sinatra has served on numerous boards, including Sentient Flight Group from 2007 to 2009. He is a member of the CFA Institute, the San Francisco Security Analysts Society, and the Investment Management Consultants Association (IMCA). Mr. Sinatra received his BA in Mathematics from College of the Holy Cross.

        Our board of directors believes that Mr. Sinatra should serve as a director because of his considerable experience in the financial, institutional asset and wealth management industries.

        Rachel Tronstein Stewart, Director.    Ms. Tronstein Stewart has served as a member of our board of directors since 2018. Ms. Tronstein Stewart is currently the President of Gardner-White Furniture, a Michigan furniture retailer founded in 1912. Prior to joining Gardner-White Furniture in 2012, Ms. Tronstein Stewart worked in clean energy technologies, most recently at the U.S. Department of Energy. She helped to develop the department's SunShot Initiative, a project to make solar energy cost-competitive with traditional sources of electricity by 2020. Previously, Ms. Tronstein Stewart focused on the clean energy portfolio at former President Clinton's Clinton Global Initiative. Ms. Tronstein Stewart earned an MSc from the London School of Economics and a BA from the University of Michigan. She was also appointed the Board Chair of New Detroit, a coalition of leaders working towards racial equity in Metropolitan Detroit.

        Our board of directors believes that Ms. Tronstein Stewart should serve as a director because of her significant managerial and business experience.

Term Expiring in 2021

        Barry Allen, Director.    Mr. Allen, CPA, has served as a member of our board of directors since 1998. He has been a member of the board of directors, and chairman of the audit committee since 1998. Mr. Allen was the Regional Managing Partner, Owner, Member of the Management Committee, and Director of Baker Tilly Virchow Krause, LLP from 2004 to 2016. Mr. Allen began his career at PriceWaterhouseCoopers, LLP as a junior accountant. In 1972 he founded Barry Allen & Associates, P.C. and developed it into a prestigious boutique CPA and Tax Firm, providing services to small and medium sized companies. In 1982, he partnered with another firm and formed Nemes Allen & Company, PLLC, where he was Managing Partner until 2003. Mr. Allen served middle market companies and high net worth individuals. Mr. Allen has previously served on the board of directors and acted as Treasurer of Forgotten Harvest, a food rescue organization. Additionally, he served on the board of directors of Pathway Family Centers, an adolescent addiction and recovery center. He has a BBA from the University of Detroit, and is a certified public accountant. He also was a Certified Insolvency and Reorganization Accountant, and had a State of Michigan Insurance License in the past. He currently serves on the board of the Riviera Dunes Marina Condominium Association as Treasurer, and on the board of Legend Valve, Inc., a non-publicly traded company.

        Our board of directors believes that Mr. Allen should serve as a director because of his extensive experience in the business and financial world, as well as his particular expertise in accounting and management issues.

        Peggy Daitch, Director.    Ms. Daitch has served as a member of our board of directors since December 2019. Ms. Daitch brings over 40 years of experience as a highly respected and recognized advertising and marketing executive, innovative thinker and community leader. After leaving General Motors' largest advertising agency (DMB&B) as a Vice President, she spent the majority of her career with Condé Nast (1987-2008) where she was a Vice President and the leader of Detroit's Condé Nast office representing, at its peak, 29 of America's most celebrated magazine titles and websites including Vogue, Vanity Fair, The New Yorker, Golf Digest, Architectural Digest, Wired, Bon Appetit, epicurious.com and wired.com. She has also represented titles from Hearst Corporation, National Geographic and other leading media companies. After retiring from advertising in 2016, Ms. Daitch pivoted to a new role at Strategic Philanthropy, Ltd. stewarding the 20- year philanthropic advisory firm's growth in Michigan where she is an ongoing consultant. Immediately prior to this position, Ms. Daitch served as a Partner of Aperture Media Group from 2010 to 2016. Ms. Daitch was the first woman to be president of the Adcraft Club of Detroit, the world's largest advertising club. She has been honored with The Advertising Woman of the Year Award and has been inducted into The Adcraft Hall of Fame. She serves on the Board of Governors of Cranbrook Academy of Art and Museum where she is a member of the Executive Committee. She is a past president of Hebrew Free Loan of Metropolitan Detroit and has held board positions with the Jewish Federation of Metropolitan Detroit, Franklin Hills Country Club, the Detroit Institute of Arts Founders Junior Council, the Michigan Arts Foundation, CATCH, Jewish Ensemble Theater and others. Ms. Daitch is a graduate of the University of Michigan.

        Our board of directors believes that Ms. Daitch should serve as a director because of her experience as an executive and her highly respected reputation as an innovative thinker and leader.

        Lyle Wolberg, Director.    Mr. Wolberg joined our board of directors in August 2017. He is one of the founding partners of Telemus Capital Partners, a financial advisory firm he co-founded in 2005. Mr. Wolberg was a former Financial Advisor at Merrill Lynch from 1994 to 1997 and Senior Vice President-Investments at UBS Financial Services from 1999 to 2005. Mr. Wolberg has more than 20 years of industry experience across all facets of financial wealth planning and investment management. He is a certified financial planner. He serves on the Executive Board of Temple Shir Shalom, is a trustee for the Children's Hospital of Michigan Foundation, and is Past President and Co-Founder of the Berkley Educational Foundation. Mr. Wolberg has a B.B.A. in finance from the University of Michigan.

        Our board of directors believes that Mr. Wolberg should serve as a director because of his extensive experience in the financial and wealth management industries.

Term Expiring in 2022

        Thomas M. O'Brien, Chairman, President and Chief Executive Officer.    Mr. O'Brien has served as our Chairman, President and Chief Executive Officer since June 2020. In connection with hiring Mr. O'Brien, the board of directors of the Company appointed Mr. O'Brien to fill the board vacancy created by the resignation of Thomas Lopp. Mr. O'Brien was similarly appointed to the board of directors of Sterling Bank. These appointments were effective June 3, 2020 pursuant to the interim non-objection of the OCC, and confirmed pursuant to the final non-objection of the OCC on September 21, 2020. Prior to his appointment, Mr. O'Brien provided consulting services to the Bank beginning in March 2020. Mr. O'Brien is an accomplished leader in the financial services industry with over 44 years of industry experience. Most recently he served as Vice Chairman of New York City-based Emigrant Bancorp, Inc. and Emigrant Bank from October 2018 to March 2020. Mr. O'Brien served as president, chief executive officer and on the boards of Sun Bancorp, Inc. and Sun National Bank from April 2014 to February 2018. Mr. O'Brien previously served on the boards of BankUnited, Inc. and BankUnited, NA from May 2012 to April 2014. Prior to that, Mr. O'Brien served as president, chief executive officer and a director of State Bank of Long Island and State Bancorp, Inc. from November 2006 to January 2012. From 2000 to 2006, Mr. O'Brien was president and chief executive officer of Atlantic Bank of New York and, following the acquisition of Atlantic Bank of New York by New York Commercial Bank, continued to serve as president and chief executive officer during the post-closing transition. From 1996 to 2000, Mr. O'Brien was vice chairman and a board member of North Fork Bank and North Fork Bancorporation, Inc. From 1977 to 1996, Mr. O'Brien was chairman, president and chief executive officer of North Side Savings Bank. Mr. O'Brien served as a director of the Federal Home Loan Bank of New York from 2008 to 2012 and served as chairman of the New York Bankers Association in 2007. Mr. O'Brien is currently trustee and chairman of the audit committee of Prudential Insurance Company of America $175 Billion Annuity Fund Complex, and vice-chairman of the board and chairman of the finance committee of Archcare and Catholic Healthcare Foundation for the Archdiocese of New York. Mr. O'Brien received a B.A. in Political Science from Niagara University in 1972 and an M.B.A. from Iona College in 1982.

        Our board of directors believes that Mr. O'Brien should serve as a director because of his extensive management experience in the banking industry.

        Seth Meltzer, Director.    Mr. Meltzer has served as a member of our board of directors since 2000. Mr. Meltzer is President, CEO and a director of the Seligman Group, a family owned real estate and investment company. Mr. Meltzer has also worked for various subsidiaries of the Seligman Group. Prior to joining the Seligman group, Mr. Meltzer interned at Sterling Bank and Trust, F.S.B. In 1998, Mr. Meltzer began work for Seligman & Associates, Inc. as its Vice President until his promotion to

President. Mr. Meltzer led the Bank's initial development of online banking from 1998-2001. He has since ran the Seligman Group's management affiliate (Seligman Western Enterprises, Ltd.) from 2005 to date. He has a BS in Finance from the University of Arizona. Mr. Meltzer's mother, Sandra Seligman, is also a director, and his uncle, Scott Seligman, is the Company's founder and the primary family representative of the various family trusts that together constitute our controlling shareholders.

        Our board of directors believes that Mr. Meltzer should serve as a director because of his investment expertise and deep historical knowledge of the Company. He helped guide the Bank through the 2008 financial crisis and was instrumental in curing Sterling's troubled asset and OREO portfolio. He currently chairs the Bank's ALCO Committee.

        Benjamin J. Wineman, Director.    Mr. Wineman has served as a director of our board of directors since 2013. Mr. Wineman has 20 years of extensive commercial real estate and financial experience. Currently, Mr. Wineman is a Principal at Mid-America Real Estate Corporation, where he has worked since July 2001. Mid-America is based in Chicago, Illinois, and is one of the companies within Mid-America Real Estate Group, a midwestern full-service retail real estate organization with offices in Chicago, Detroit, Milwaukee, and Minneapolis. Mr. Wineman co-leads Mid-America's Retail Investment Sales Group, focusing specifically on the disposition of shopping centers and retail properties throughout the greater Midwest region for institutional, REIT, and private owners. Prior to employment with Mid-America, Mr. Wineman worked at LaSalle Investment Management (JLL) as a Financial Analyst in the Private Equity Acquisitions Group, where he was responsible for the valuation, due diligence, and closing of commercial real estate transactions on behalf of its institutional pension fund clients from 1998 to 2001. Within the International Council of Shopping Centers (ICSC), he is a member of the Illinois State Committee and the Government Relations National Economic Policy Sub-Committee. Within the community, Mr. Wineman is a member of the Executive Committees of the Harold E. Eisenberg Foundation, and the board President of the Ravinia Festival Associates Board, and a member of the executive committee of the Ravinia Festival Board of Trustees. Mr. Wineman graduated from DePauw University in 1998 with a Bachelor of Arts Degree.

        Our board of directors believes that Mr. Wineman should serve as a director because of his extensive commercial real estate and financial experience.

BOARD OF DIRECTORS AND COMMITTEES

Board Meetings

        All directors are expected to attend all meetings of the board of directors and of the board committees on which they serve. The board of directors met twelve (12) times during 2019. In 2019, all directors attended more than 75% of the aggregate number of all meetings of the board of directors and the committees on which he or she served. The Company's independent directors routinely meet in executive session without management present.

Board and Committee Membership

        Current board of directors and committee memberships are shown in the table below.

Name	Age	Position(s) With the Company	Nominating	Compensation	Audit and Risk Management
Mr. O'Brien(1)	69	Chairman, President and Chief Executive Officer
Mr. Allen	74	Director		Member	Chairperson
Ms. Daitch	73	Director
Mr. Meltzer	44	Director	Member
Ms. Seligman	73	Director	Member
Mr. Sinatra(2)	52	Director
Ms. Tronstein Stewart	39	Director	Chairperson	Member	Member
Mr. Wineman	44	Director		Member	Member
Mr. Wolberg	50	Director	Member	Chairperson	Member

(1)
Mr. O'Brien was appointed as Chairman, President and Chief Executive Officer of the Company effective June 3, 2020.

(2)
Mr. Sinatra serves as CEO of Quantum Capital Management pursuant to an employment agreement described under "Item 11. Executive Compensation—Employment Agreements."

        On September 22, 2020, the board of directors increased the size of the board from 9 to 11 members and appointed Messrs. Denny Kim and Steven Gallotta as directors to fill the newly-created vacancies, effective upon receipt of regulatory non-objection from the OCC. Messrs. Kim and Gallotta have also been nominated for re-election at the 2020 annual meeting of shareholders of the Company, which is scheduled to be held on November 18, 2020, to serve as directors of the Company until the 2023 annual meeting of shareholders or until their earlier resignation, retirement or other termination of service. The board of directors has determined that Messrs. Kim and Gallotta are independent directors under applicable Company and Nasdaq standards. In addition, on September 18, 2020, Ms. Rachel Tronstein Stewart notified the Company that, due to personal reasons, she has decided not to stand for re-election as a director of the Company when her term expires. Accordingly, Ms. Tronstein Stewart's term as a director of the Company will expire at the 2020 annual meeting of shareholders. Ms. Tronstein Stewart's decision to not stand for re-election as a director of the Company was not due to any disagreement on any matter relating to our operations, policies or practices.

Audit and Risk Management Committee

        The Audit and Risk Management Committee (the "Audit Committee") assists the board of directors in fulfilling its responsibilities for general oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, the independent auditors' qualifications and independence, and the performance of our internal audit and risk management function and independent auditors. Among other things, the Audit Committee:

  •
  appoints, evaluates and determines the compensation of our independent auditors;

  •
  reviews and approves the scope of the annual audit, audit fees and financial statements;

  •
  reviews disclosure controls and procedures, internal controls, internal audit function and corporate policies with respect to financial information;

  •
  oversees investigations into complaints concerning financial matters, if any;

  •
  reviews related party transactions as required; and

  •
  annually review the Audit Committee charter and periodically review the committee's performance.

        The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from and receive appropriate funding to engage outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

        The Audit Committee is composed solely of members who satisfy the applicable independence and other requirements of the SEC and the Nasdaq Capital Market for Audit Committees. Mr. Allen serves as the Company's "audit committee financial expert" as such term is defined in applicable SEC regulations. The Audit Committee has adopted a written charter that among other things, specifies the scope of its rights and responsibilities.

        The board of directors has adopted a charter for the Audit Committee, a copy of which is available on the Company's website at investors.sterlingbank.com. The Audit Committee held nine (9) meetings in 2019.

Nominating Committee

        The Nominating Committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the Nominating Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our board of directors concerning governance matters. Among other things, the Nominating Committee:

  •
  identifies qualified individuals to be directors consistent with the criteria approved by the board of directors and recommending director nominees to the full board of directors and considers candidate recommendations of shareholders;

  •
  develops and oversees policies and procedures and review shareholder communications to the board;

  •
  reviews and makes recommendations to the board of directors on its policies and practices related to corporate governance; and

  •
  annually reviews the Nominating Committee's charter.

        When evaluating nominees for director, the Nominating Committee considers the skills a nominee could offer the Company, as well as business experience, how the nominee fits into the Company's core values, professional and personal integrity, policy-making experience, and strategic planning skills, amongst other traits.

        The board of directors has adopted a charter for the Nominating Committee, a copy of which is available on the Company's website at investors.sterlingbank.com. The Nominating Committee held two (2) meetings in 2019. Since our initial public offering, we have qualified as a "controlled company" under the corporate governance rules for Nasdaq-listed companies. Effective as of August 19, 2020, we are no longer a controlled company under such rules, but we are still eligible to take full advantage of the controlled company exceptions under such rules for one year following the loss of controlled company status. We are not required to have a majority of our board of directors be independent. Currently, Sandra Seligman and Seth Meltzer, who are not independent directors, serve on our Nominating Committee. Although we do not intend to rely upon the "controlled company" exception to the board of directors and committee independence requirements under the rules of Nasdaq, except for our Nominating Committee, we could elect to do so in the future.

Compensation Committee

        Compensation Committee.    The Compensation Committee is responsible for discharging the board of directors' responsibilities relating to compensation of the executives and directors. Among other things, the Compensation Committee:

  •
  evaluates compensation strategies and policies;

  •
  reviews and approves objectives relevant to executive officer compensation;

  •
  evaluates performance and determines the compensation of the Chief Executive Officer and other executive officers in accordance with those objectives;

  •
  oversees the incentive compensation and equity-based plans and policies;

  •
  oversees management succession planning;

  •
  recommends to the board of directors compensation for directors;

  •
  prepares the Compensation Committee report required by SEC rules to be included in our annual report and proxy statement; and

  •
  annually reviews the Compensation Committee charter.

        The Compensation Committee has adopted a written charter that, among other things, specifies the scope of its rights and responsibilities. The charter is available on the Company's website at investors.sterlingbank.com. The Compensation Committee held two (2) meetings in 2019. We have determined that all members of our Compensation Committee are considered "independent" under applicable SEC and Nasdaq listing rules.

Communication with Directors; Attendance at Annual Meetings; Code of Ethics

        The board of directors invites shareholders to send written communications to the board of directors or any director by mail, c/o Secretary, Sterling Bancorp, Inc., One Towne Square, Suite 1900, Southfield, Michigan 48076. All communications will be compiled by the Company's Secretary and submitted to the board of directors or the individual director(s) on a regular basis unless such communications are considered, in the reasonable judgment of the Secretary, to be improper for submission to the intended recipient(s). Examples of shareholder communications that would be considered improper for submission include, without limitation, customer complaints, solicitations, communications that do not relate directly or indirectly to the Company's business, or communications that relate to improper or irrelevant topics.

        All directors are expected to attend annual meetings of shareholders in person or via teleconference, except in cases of extraordinary circumstances. The Company anticipates that all directors will attend this year's Annual Meeting.

        Our board of directors adopted a code of business conduct and ethics (our "Code of Conduct") that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Conduct is available on the Company's website at investors.sterlingbank.com.

Board Leadership Structure

        The board of directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the board of directors believes it is in the best interests of the Company to make that determination based on the then-current position and direction of the Company and membership of the board of directors. The board of directors believes having the

Chief Executive Officer also fill the role of Chairman is more efficient and effective at this time than alternate structures.

Family Relationships

        Sandra Seligman is a Director of the Company and the Bank and is the sister of the Company's controlling shareholder, Scott J. Seligman. Her son, Seth Meltzer, is also a Director. In 2018 and 2019, Sandra Seligman did not receive compensation for her service to the board of directors or any other compensation from the Company.

        Seth Meltzer is a Director of the Company and the Bank and is the son of Sandra Seligman. Mr. Meltzer's uncle, Scott Seligman, is the Company's controlling shareholder. In 2018 and 2019, Mr. Meltzer did not receive compensation for his service to the board of directors or any other compensation from the Company.

Board's Role in Risk Oversight

        Our board of directors adopts and oversees the implementation of our company-wide risk management framework, which establishes our overall risk appetite and risk management strategy. Risk management refers generally to the activities by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. These include compliance, regulatory, liquidity, interest rate, credit, operational, cyber/technological, legal, strategic, financial and reputational risk exposures. Our board of directors and management team are striving to create a risk-conscious culture that is focused on improving compliance issues.

        In response to the OCC Agreement, our board of directors established a Compliance Committee, consisting of four independent members of our board of directors, which, among other responsibilities, oversees our policies, procedures, programs and training; reviews and evaluates reports of examination and other findings and communication from our regulators; reviews and evaluates the adequacy of our internal and external compliance audits and the responses to those audits. In addition, the board of directors formed the Special Committee to direct the conduct of the Internal Review. We have also hired a Chief Risk Officer in February 2020 to create, implement, improve, and administer the risk management programs for the Bank. The Chief Risk Officer is responsible for the Company's risk governance, further developing and maintaining a risk aware culture, and implementing risk decision-making into day-to-day operations. The Chief Risk Officer reports directly to the board of directors.

Legal Proceedings

        The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and continues to be subject to the OCC Agreement, relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank's credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. The OCC Agreement was entered into in June of 2019, and the following individuals, acting as directors at that time, signed the OCC Agreement in such capacity: Mr. Allen, Mr. Meltzer, Ms. Seligman, Mr. Sinatra, Ms. Tronstein Stewart, Mr. Wineman, Mr. Wolberg and Mr. Judd.

EXECUTIVE OFFICERS

        The executive officers of the Company serve at the pleasure of the board of directors. In addition to Messrs. O'Brien and Sinatra, set forth below are the current executive officers of the Company and a brief explanation of their principal employment during at least the last five years.

        Stephen Huber, Chief Financial Officer, age 54.    Mr. Huber has served as our Chief Financial Officer and Treasurer since November 2019. Prior to this role, Mr. Huber served as Chief Financial Officer of the Bank since 2017 and has been with the Company since 1995. He has also served as the Company's Vice President since 2015 and Administrative Officer of Accounting and Servicing from 2015 to 2017. Prior to such time he served as the Company's corporate controller from 2006 to 2015 and its mortgage divisional controller from 1995 to 2006. Before joining the Company, Mr. Huber served in special loan analyst and mortgage accounting positions at Source One Mortgage Services Corporation and Independence One Mortgage/Michigan National Bank (later acquired by Norwest Mortgage), respectively.

        Christine Meredith, Senior Vice President and Chief Risk Officer, age 46.    Ms. Meredith has served as the Bank's Senior Vice President and Chief Risk Officer since February 3, 2020. Prior to joining the Bank, Ms. Meredith served in various risk management and regulatory compliance roles, including SVP & Director, Enterprise Risk Management with Columbia Bank from December 2010 to January 2020. Before joining Columbia Bank, Ms. Meredith held various roles working with the Federal Deposit Insurance Corporation from 2009 to 2010, Washington Mutual from 2003 to 2009, and Union Bank of California in 2003. Ms. Meredith received her bachelor's degree from Georgetown University.

        Colleen Kimmel, Vice President and General Counsel, age 40.    Ms. Kimmel has served as the Company's Vice President and General Counsel since 2016 and joined the Bank as corporate counsel in 2012. Prior to joining the Bank, Ms. Kimmel worked as corporate counsel at First Place Bank from May 2011 to December 2012 and as in-house counsel in the real estate division at Sprint Nextel from August 2010 to 2011. Ms. Kimmel received her bachelors' degree from Michigan State University and juris doctorate from Michigan State University College of Law.

Executive Officer Transitions

        The Company experienced significant executive officer transitions in 2019 and the early part of 2020. On October 17, 2019, the Company announced the retirement of its then-Chairman and Chief Executive Officer, Gary Judd, with such retirement to be effective November 30, 2019. On October 15, 2019, the board of directors appointed Thomas Lopp, the Company's then-President, Chief Financial Officer and Chief Operating Officer, to assume the role of Chief Executive Officer and Chairman effective upon Mr. Judd's retirement. The board of directors also appointed Stephen Huber as Chief Financial Officer, also effective November 30, 2019. On May 7, 2020, Mr. Lopp resigned from each of his positions with the Company and the board of directors appointed Mr. Huber as interim Chief Executive Officer. On May 29, 2020, Michael Montemayor, was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Effective June 3, 2020, the Company and the Bank appointed Thomas M. O'Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O'Brien. Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Officer with a starting date of February 3, 2020.

Delinquent Section 16(a) Reports

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("insiders") to file reports with the SEC regarding their pecuniary interest in the Company's equity securities and any changes thereto, and to furnish copies of these reports to the Company. Based solely on our review of the insiders' forms filed with the SEC and representations made by the directors and executive officers, no insider failed to file on a timely basis a Section 16(a) report during 2019, except each of Mr. Judd, the Company's former Chief Executive Officer, Mr. Lopp, the Company's former president, Chief Financial Officer and former Chief Executive Officer, and Mr. Montemayor, the Company's former Chief Lending Officer, filed late Form 4's on March 25, 2019 to report the grant of common shares of beneficial ownership on March 1, 2019 and the grant of option to purchase shares of stock on March 1, 2019.

Item 11.    Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis

        This Compensation Discussion & Analysis ("CD&A") sets forth the Company's executive compensation philosophy, practices and decisions for the fiscal year 2019 for its named executive officers ("NEOs") listed below and included in the Summary Compensation Table.

Name	Title Held with the Company During 2019
Gary Judd(1)	Chief Executive Officer ("CEO")
Thomas Lopp(2)	President, Chief Operating Officer, Chief Financial Officer ("CFO"), and Chief Executive Officer
Michael Montemayor(3)	President of Retail and Commercial Banking, Chief Lending Officer
Stephen Huber(4)	Chief Financial Officer
Peter Sinatra	President of Quantum Capital Management, an indirect wholly-owned subsidiary of the Bank

(1)
Mr. Judd retired as CEO effective November 30, 2019.

(2)
Mr. Lopp was appointed CEO effective November 30, 2019 and ceased to be Chief Operating Officer and CFO upon becoming CEO. He resigned from each of his positions at the Company effective May 7, 2020.

(3)
Mr. Montemayor was terminated by the Company on May 29, 2020.

(4)
Mr. Huber was appointed CFO effective November 30, 2019. Prior to his appointment as CFO of the Company, Mr. Huber was CFO of the Bank.

        In addition to the CD&A, the compensation and benefits provided to our NEOs in 2019 are set forth below in the Summary Compensation Table and other tables that follow this CD&A, as well as in the footnotes and narrative material that accompany those tables.

Executive Summary

        2019 was a year of significant challenges for the Company. In June 2019, the Bank entered into a formal agreement ("Agreement") with its primary regulator, the Office of the Comptroller of the Currency ("OCC") relating primarily to certain aspects of the Bank's Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") compliance program and credit administration. The Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML. The Bank's board of directors and executive management have been implementing the items required by the Agreement and will strive to achieve full compliance in a timely manner. In addition, on December 9, 2019, the Bank voluntarily and temporarily suspended its Advantage Loan Program in connection with the Internal Review and subsequently the program was permanently discontinued. The Advantage Loan Program was a material component of the Bank's total loan originations and management anticipates a reduced level of near-term loan originations, slower overall loan growth, and less loan sales. Also, the Bank is under formal investigation by the OCC related to the Bank's BSA/AML compliance and credit administration and has received grand jury subpoenas from the DOJ requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank's residential lending practices and related issues. The Bank is fully cooperating with the ongoing investigations. Income declined in 2019 due to decreases in loan production and increased costs related to compliance issues and responding to the regulatory inquiries and investigations. Nevertheless, we achieved some degree of financial success.

        Accomplishments and Challenges for 2019 and 2020

Accomplishments

  •
  Maintained strong net interest margin of 3.78% during 2019.

  •
  Exceeded all applicable regulatory capital requirements

  •
  The Company's total adjusted capital to risk-weighted capital at 2019 year end was 21.66%.

  •
  The Company's Tier 1 capital to adjusted tangible assets at 2019 year end was 10.24%.

  •
  Increased total deposits to $2.5 billion at 2019 year end.

Challenges

  •
  Manage costs and requirements of regulatory agreements and investigations

  •
  Manage impact of COVID-19 pandemic

  •
  Replace highly profitable Advantage Loan Program with a similarly profitable product

  •
  Replace and retain senior management, top loan producers and other key employees

        In making its decisions in 2019 as to compensation for executive officers, the Compensation Committee took into account the significant time and effort required by such officers to respond to the governmental inquires and investigations while simultaneously continuing to grow and diversify our business. The Company's goal to resolve outstanding compliance issues and establish strong credit metrics for new lending initiatives, to diversify our overall loan production and develop new residential loan products was and is a considerable undertaking for executive management and has been acknowledged by the Compensation Committee in its compensation decisions.

Executive Compensation Philosophy

        The goals of the executive compensation program are to enable the Company to attract, develop and retain an executive team capable of maximizing the Company's performance for the benefit of its shareholders and to promote increases in long term shareholder value by aligning the financial interests of the Company and its shareholders with the NEOs and other members of executive management. It strives to provide employees with incentives that appropriately balance risk and reward, be compatible with effective controls and risk management and be supported by strong corporate governance, including active and effective oversight by the board of directors and the Compensation Committee.

        Pay Mix.    Our compensation program for executive officers in 2019 consisted of three primary components: (i) base salary; (ii) cash-based annual bonuses; and (iii) equity-based long-term incentive awards. We also offer retirement and other benefits. This is designed to reward executive officers consistent with the goals in the immediately preceding paragraph. During 2019, the Company was a party to employment agreements with Mr. Judd and Mr. Sinatra.

Executive Compensation Process

        Role of Compensation Committee—The Compensation Committee is ultimately responsible for all compensation decisions for the NEOs after considering input from management, its independent compensation consultant and reviewing peer group compensation. The Compensation Committee, among other things, oversees the Company's incentive compensation and equity-based plans and policies and fulfills other responsibilities delegated to the Committee by the Board of Directors.

        The Compensation Committee also has the authority to select, retain and obtain the advice of a compensation consultant, as necessary, to assist with the execution of its duties and responsibilities set forth in the Compensation Committee Charter.

        Role of Management—For 2019, the CEO reviewed the relevant financial and other results for the year and prepared a memorandum with his suggestions for base salary, bonus and equity compensation for the executive officers and presented it to the Compensation Committee for its review. The CEO and the CFO gave their suggestions to the Compensation Committee regarding what metrics would be relevant to incentive compensation. The CEO attended the Compensation Committee meetings and participated in deliberations of the Compensation Committee but did not participate during, or attend, deliberations concerning his compensation.

        Role of Independent Compensation Consultant—The Compensation Committee retained Meridian Compensation Partners, LLC ("Meridian") to assist it in analyzing executive compensation for 2019. Meridian is an independent compensation consultant that provides, among other things, executive compensation program design as well as research and competitive market intelligence on executive pay. Prior to engaging Meridian, the Compensation Committee considered the independence of Meridian and concluded that the work of Meridian did not raise any conflicts of interests.

Peer Group

        In 2018, Meridian collaborated with the Company to develop a peer group of 20 banks. The peer group was chosen based on their similar size in terms of assets, their similar operating models and business lines and their operations in similar geographic markets. This peer group represents banks from key geographic markets in which the Bank competes including San Francisco, Los Angeles, New York, Seattle and Michigan. With respect to such peer group, the Bank is positioned near peer group 25th percentile in terms of assets. The list of the banks in our peer group is set forth below.

Axos Financial, Inc.	Opus Bank(1)
Bank of Marin Bancorp	Oritani Financial Corp(2)
Bridge Bancorp, Inc.	Pacific Mercantile Bancorp
First Foundation Inc	Pacific Premier Bancorp, Inc.
Hanmi Financial Corporation	Preferred Bank
Heritage Commerce Corp.	RBB Bancorp
Heritage Financial Corporation	Sierra Bancorp
HomeStreet, Inc.	TriCo Bancshares
Luther Burbank Corporation	Unity Bancorp Inc
Mercantile Bank Corporation	Westamerica Bancorporation

(1)
On June 1, 2020, Pacific Premier Bank acquired Opus Bank.

(2)
On December 1, 2019, Valley National Bancorp acquired Oritani Financial Corp.

Key elements of compensation

        Base Salary—The Company seeks to pay a competitive base salary at levels that reflect each executive's position, individual performance, experience and expertise. Such base salaries are reviewed annually by the Compensation Committee in comparison to the peer group and adjusted as appropriate, with no guarantee of annual increases. Base salaries had historically been lower at the Company as compared to those in its peer group. In order to attract and retain qualified executive management, the Compensation Committee, in consultation with Meridian, endeavored to increase salaries in order to remain competitive. Since the Company's peer group consisted primarily of companies located in San Francisco, Los Angeles and New York, which generally have higher costs of living than Michigan, the Compensation Committee determined to target base salaries to be near the 25th percentile of its peer group.

Name	2018 Base Salary Rate	2019 Base Salary Rate	% Increase
Gary Judd	$500,000	$500,000	0%
Thomas Lopp	$255,000	$350,000	37%
Michael Montemayor	$240,000	$280,000	17%
Stephen Huber	$154,500	$175,000	13%
Peter Sinatra	$500,000	$500,000	0%

        Mr. Judd's employment agreement provided for annual base salary increases as determined by the board of directors in its reasonable discretion and his base salary remained unchanged at $500,000 for 2019. See "Item 11. Executive Compensation—Employment Agreements, Gary Judd" below. The yearly salary increases for Messrs. Lopp, Montemayor and Huber, effective March 2019 were based on the Company's performance in 2018 which was in the top level of its peer group. For 2018, return on equity was 24.9% for the Bank and 20.9% for the Company. In addition, credit quality and expense controls remained strong. These base salaries were slightly below the 25th percentile of 2017 peer compensation levels.

        Mr. Lopp's base salary was initially increased to $300,000 at March 1, 2019 and was increased again effective November 30, 2019 to reflect his promotion to CEO. Mr. Lopp's salary increase to $350,000 was below the 25th percentile of peer group CEOs. Mr. Huber's base salary increased to $159,135 at March 1, 2019 and was increased again effective November 30, 2019 to reflect his promotion to CFO of the Company. These interim increases, as well as the salary increase for Mr. Montemayor, were the result of yearly review and adjustment of base salaries by the Compensation Committee as well as interim actions taken by the Compensation Committee to reflect the change in roles of Mr. Lopp and Mr. Huber. Mr. Sinatra's base salary is as set forth in his employment agreement and remained unchanged at $500,000 for 2019. See "Item 11. Executive Compensation—Employment Agreements, Peter Sinatra" below.

Annual Cash Incentive Compensation

        The Company has historically had an annual bonus program in which bonus payouts were determined on a discretionary basis. This discretionary assessment of performance included a review of financial and non-financial performance but was not directly linked to performance measures. In 2019, the Compensation Committee and the board of directors wanted to formalize the Company's annual bonus program to include objective measurements. Meridian conducted a market-based review of annual program design for the Company's benchmarking peer group. Meridian also collaborated with executive management to develop a proposal for the 2019 bonus program. The Company identified four key areas of focus and gave each measure a weight as well as performance goals for each measure. The Compensation Committee approved the targets and measures in consultation with Meridian. The four measures are earnings per share ("EPS"), return on assets ("ROA"), efficiency ratio and charge offs. The table below summarizes the bonus program for 2019, the weighting of each performance measure and the performance goals associated with each measure. The Compensation Committee was targeting bonus payments to be near the 25th percentile of its peer group for those employees in similar positions.

Performance Goal
Measure	Weight	Threshold	Target	Maximum
EPS	35%	$1.06 94% of target	$1.13	$1.20 106% of target
ROA	25%	1.70% 92% of target	1.85%	2.00% 108% of target
Efficiency Ratio	25%	41% 105% of target	39%	37% 95% of target
Charge Offs	15%	$1,500,000 150% of target	$1,000,000	$500,000 50% of target
Payout Opportunity (% of Target)		50%	100%	150%

        Using these targets and measures, Mr. Judd was granted a bonus of $350,000, Mr. Lopp was granted a bonus of $150,000, and Mr. Montemayor was granted a bonus of $140,000. Mr. Huber was granted a discretionary bonus of $45,000, all of which were paid in February 2019 for 2018 service. Mr. Sinatra was granted a bonus of $250,000 in December 2018 as set forth in his employment agreement. The Compensation Committee determined to apply these same metrics for the 2019 year. In February 2020, Mr. Lopp received a bonus of $105,917, Mr. Montemayor received a bonus of $86,100 and Mr. Huber received a bonus of $50,000. These bonus amounts were lower than the previous year as the targets and measures they were based upon were lower than in the prior year. This was due, in part, to decreased residential loan production as well as heightened costs of regulatory compliance. Mr. Judd retired at the end of November 2019 so did not receive a bonus in 2020. Mr. Sinatra received a bonus of $250,000, paid in December 2019 consistent with the expectations set forth in his employment agreement.

Equity grants

        Long term incentive grants for executive officers serve to promote the interests of the Company by providing such executives with additional incentives to remain with the Company, to increase their effort to make the Company more successful and to reward such executives by providing an opportunity to acquire shares of common stock on favorable terms and to attract and retain the best available personnel. Such equity awards serve to align the interests of the executive officers with that of shareholders. Under the 2017 Omnibus Equity Incentive Plan, the Company can award a variety of equity awards, including stock options and restricted stock. The Company believes these grants supports its business objectives and as to restricted stock awards are an effective retention vehicle with limited downside risk. The Compensation Committee discussed equity awards for executive management at the beginning of the fiscal year and in making its decisions reviewed the Company's performance in the prior year, the targets and measures discussed above, as well as peer group information. The goal was to grant awards that would position each executive at the 25th percentile of those holding similar positions in its peer group. In 2019, the Compensation Committee decided that stock options should be granted to only the most senior officers in the Company because they should have more of a risk as they are the ones with the ability to affect the performance of the Company which may influence share price. The Compensation Committee decided that for 2019, long term incentive grants for executive management should generally consist of a 50% restricted stock awards/ 50% stock options mix. The table below sets forth the option and restricted stock awards for the NEOs for 2019. These awards are 50% vested three years from date of grant and 100% vested four years from date of grant. The closing stock price on March 1, 2019 was $10.12 per share.

2019 Long Term Incentive Grants

Name	2019 LTI Targeted LTI Level	Options	RSAs	Grant Date	Number of Options	Grant Value of options	Number of RSAs	Grant Value of RSAs
Judd	$150,000	50%	50%	3-1-19	23,364	$75,000	7,411	$75,000
Lopp	$125,000	50%	50%	3-1-19	19,470	$62,500	6,176	$62,500
Montemayor	$105,000	50%	50%	3-1-19	16,355	$52,500	5,188	$52,500
Huber	$50,000	25%	75%	3-1-19	3,894	$12,500	3,706	$37,500
Sinatra	$40,000	25%	75%	3-1-19	3,115	$10,000	2,964	$30,000

        Upon Mr. Judd's retirement, he forfeited all of his outstanding options and restricted stock. Mr. Judd did not receive any payments on account of his retirement. Upon Mr. Lopp's resignation, he forfeited all of his outstanding options and restricted stock. Mr. Lopp did not receive any payments on account of his resignation. Upon Mr. Montemayor's termination, he forfeited all of his outstanding options and restricted stock. Mr. Montemayor did not receive any payments on account of his termination.

        Payments Upon Termination of Service or Change of Control.    The Bank has entered into individual "executive incentive retirement plan" agreements with each of Mr. Lopp, Mr. Montemayor and Mr. Huber which are described in more detail in "Item 11. Executive Compensation—Executive Incentive Retirement Agreements" and "Item 11. Executive Compensation—Potential Payments Upon Termination or Change in Control" below. Under the terms of these agreements, each of these executives was credited with an additional amount to his book-entry "incentive award account" under his agreement in 2019 based on a monthly crediting formula. These amounts would be generally payable upon a separation from service or certain "change of control" events, if payable in accordance with their terms and in accordance with applicable law, and provide for death benefits in the event of death in active service to the Bank. For fiscal 2019, Mr. Lopp's benefit under his agreement increased by $35,679, Mr. Montemayor's benefit under his agreement increased by $45,842 and Mr. Huber's benefit under his agreement increased by $22,863. Neither Mr. Judd nor Mr. Sinatra was a party to an "executive incentive retirement agreement".

        Perquisites.    Mr. Lopp and Mr. Montemayor each received a car allowance of $6,000 for 2019. Mr. Sinatra received a car allowance of $25,296 for 2019. Mr. Sinatra also received $10,821 in 2019 as reimbursement for dues related to a club membership.

        Other Compensation.    In addition to the compensation components listed above, the NEOs are eligible to participate in the Company's broad-based employee plans such as medical, dental, vision, disability and the 401(k) plan with a Company matching contribution, which is described in more detail in "Item 11. Executive Compensation—Defined Contribution Retirement Plan" below. Each NEO was eligible to participate in the Company's employee term life insurance policy during the 2019 fiscal year at no cost to the employee with such death benefit equal to one times current annual base salary, up to a maximum death benefit of $200,000. NEOs may also purchase additional life insurance for themselves and their spouse and dependents (up to a maximum death benefit of $500,000 for themselves) on the same terms and conditions as other employees.

Clawback Policy

        Effective as of September 9, 2020, the board of directors has adopted policies (together, the "Clawback Policy") which provides for the recoupment of certain cash and equity incentive compensation from executive officers in the event of an accounting restatement and/or detrimental conduct. See "Item 11. Executive Compensation—Clawback Policy" below.

Risk Assessment

        The charter for the Compensation Committee provides that it is responsible for reviewing the Company's compensation policies and practices for all employees regarding whether any risks arising from the Company's compensation practices, policies and programs are reasonably likely to have a material adverse effect on the Company. Day to day risk management is the responsibility of management. With respect to executive management, the Compensation Committee designed the incentive compensation program for executives to include multiple performance measures with Compensation Committee discretion rather than a purely formulaic approach based on a single performance metric so as to not encourage its executive officers to take unnecessary or excessive risks that threaten the value of the Company. Such plans do not encourage behavior focused on short-term results to the detriment of long-term value creation. Therefore, the Compensation Committee believes that its compensation policies and practices for its executive officers do not encourage unnecessary risk taking that is reasonably likely to have a material adverse effect on the Company.

        However, in 2019 and prior years, the Company's commission plans and programs did not properly account for potential risk as such risk was identified in the Internal Review. The Advantage Loan Program was voluntarily suspended on December 9, 2019 and permanently discontinued on March 6, 2020. The commission program that previously rewarded loan officers solely for production volume is under review with an outside consultant. The Compensation Committee believes that the commission program contributed to the misconduct of the loan officers discussed elsewhere in this annual report. The Company and the Compensation Committee are committed to implementing policies and practices that will not create risks that are reasonably likely to have a material adverse effect on the Company. To that end, among other things, the Company hired Christine Meredith as Chief Risk Officer effective as of February 3, 2020. Ms. Meredith brings nearly 20 years of prior experience in various risk management and regulatory compliance roles with banking organizations. As Chief Risk Officer, Ms. Meredith is responsible for overseeing the Bank's enterprise risk management system. Ms. Meredith will provide input and counsel to the Compensation Committee with respect to the Company's various compensation programs. In addition, the Company has engaged an outside consultant to review its compensation programs. The Compensation Committee is confident that the changes implemented will mitigate the potential for unnecessary risk-taking going forward.

Shareholder Advisory Vote

        The Company has not previously sought a shareholder advisory vote on executive compensation issues because of the Company's status as an "emerging growth company" under the rules of the Securities and Exchange Commission.

Subsequent Events

        Thomas M. O'Brien was hired by the board of directors to serve as chairman, president and CEO of the Company effective June 3, 2020 and prior to that provided consulting services to the Bank beginning in March 2020. See "Item 11. Executive Compensation—Subsequent Events, Thomas M. O'Brien" below.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

 COMPENSATION COMMITTEE OF STERLING BANCORP, INC.

Lyle Wolberg, Chairman
Barry Allen
Rachel Tronstein Stewart
Benjamin J. Wineman

Executive Compensation

Summary Compensation Table

        The compensation reported in the Summary Compensation Table below is not necessarily indicative of how we will compensate our NEOs in the future. We will continue to review, evaluate and modify our compensation framework to maintain a competitive total compensation package.

        The following table sets forth information regarding the compensation paid, awarded to, or earned for our fiscal years ended December 31, 2019, 2018 and 2017 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)(3)	Total ($)
Gary Judd,	2019	480,769	350,000	73,888	74,765	—	—	—	979,422
Chief Executive Officer(4)	2018	465,385	500,000	—	—	—	—	—	965,385
	2017	344,615	500,000	—	—	—	—	—	844,615
Stephen Huber,	2019	159,337	45,000	36,949	12,461	—	—	29,122	282,869
Chief Financial Officer(5)
Thomas Lopp,	2019	295,962	150,000	61,575	62,304	—	—	52,696	622,537
President, COO, CFO	2018	244,616	175,000	112,035	54,720	—	—	48,813	635,184
and Chief Executive	2017	203,847	105,000	—	—	—	—	49,036	357,883
Officer(6)
Michael Montemayor,	2019	273,846	140,000	51,724	52,336	—	—	62,088	579,994
Chief Lending Officer(7)	2018	230,769	165,000	79,443	36,822	—	—	60,747	572,781
	2017	195,000	100,000	—	—	—	—	58,410	353,410
Peter Sinatra,	2019	500,000	250,000	29,551	9,968	—	—	47,267	836,786
CEO of Quantum Capital	2018	500,000	500,000	37,345	18,240	—	—	48,136	1,103,721
Management	2017	365,385	—	—	—	—	—	34,502	399,887

(1)
Represents the grant date fair value calculated based on the closing price of the Company's common stock on the grant date, reduced by the dividends per share expected to be paid during the period the shares are not vested. For more information concerning the assumptions used for these calculations, see Note 12 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

(2)
Represents the grant-date fair value of option awards calculated in accordance with the FASB Accounting Standards Codification Topic 718. The Company uses the Black-Scholes-Merton option pricing model to determine the grant-date fair value of the stock options on the date of grant. For more information concerning the assumptions used for these calculations, see Note 12 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

(3)
The NEOs are eligible to participate in certain group life, health and disability insurance plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms and operation.

(a)
For 2017, consists of an automobile allowance of $6,000 for each of Messrs. Lopp and Montemayor and of $15,964 for Mr. Sinatra, a cash award of $4,386 for 20 years of service for Mr. Lopp, a cash award of $5,848 for 25 years of service for Mr. Montemayor, a reimbursement of dues related to club membership for Mr. Sinatra of $8,338, for Messrs. Lopp and Montemayor, an additional amount credited under the Executive Incentive Retirement Plan Agreements equal to $30,496 and $41,762, respectively, employer contributions under the Bank's defined contribution retirement plan (as discussed in "Item 11. Executive Compensation—Defined Contribution Retirement Plan" below) equal to $0, $8,154, $4,800 and $10,200 for Messrs. Judd, Lopp, Montemayor and Sinatra respectively.

  (b)
  For 2018, consists of an automobile allowance of $6,000 for each of Messrs. Lopp and Montemayor and of $25,296 for Mr. Sinatra, a reimbursement of dues related to club membership for Mr. Sinatra of $11,840 and, for Messrs. Lopp and Montemayor, an additional amount credited under the Executive Incentive Retirement Plan Agreements equal to $33,028 and $45,516, respectively, employer contributions under the Bank's defined contribution retirement plan (as discussed in "Item 11. Executive Compensation—Defined Contribution Retirement Plan" below) equal to $0, $9,785, $9,231 and $11,000 for Messrs. Judd, Lopp, Montemayor and Sinatra respectively.

  (c)
  For 2019, consists of an automobile allowance of $6,000 for each of Messrs. Lopp and Montemayor and of $25,296 for Mr. Sinatra, a reimbursement of dues related to club membership for Mr. Sinatra of $10,821 and, for Messrs. Huber, Lopp and Montemayor, an additional amount credited under the Executive Incentive Retirement Plan Agreements equal to $22,863, $35,769 and $45,842, respectively, employer contributions under the Bank's defined contribution retirement plan (as discussed in "Item 11. Executive Compensation—Defined Contribution Retirement Plan" below) equal to $0, $6,259, $10,927, $10,246 and $11,150 for Messrs. Judd, Huber, Lopp, Montemayor and Sinatra respectively.

(4)
Mr. Judd retired as Chief Executive Officer on November 30, 2019.

(5)
Mr. Huber assumed the position of Chief Financial Officer of the Company on November 30, 2019.

(6)
Mr. Lopp assumed the position as the Company's Chief Executive Officer on November 30, 2019. Mr. Lopp resigned from all positions with the Company and the Bank on May 7, 2020.

(7)
Mr. Montemayor was terminated from the Company and Bank on May 29, 2020.

        The bonus amount set forth above with respect to Mr. Judd was determined in the discretion of the board of directors as discussed more fully in the Compensation Disclosure and Analysis above. As discussed more fully in the Compensation Disclosure and Analysis above, with respect to Messrs. Lopp and Montemayor, bonuses are discussed by the Compensation Committee at the beginning of each fiscal year based on various performance metrics that are driven by the Company's annual performance goals. Following determination of Company performance for the applicable year, Mr. Judd made a recommendation to the Compensation Committee with respect to the appropriate bonus amounts for Messrs. Lopp and Montemayor in light of such results. The final bonus amount is then determined by the Compensation Committee. Mr. Huber's bonus was determined by the Compensation Committee on a discretionary basis. As discussed more fully in the Compensation Disclosure and Analysis above, Mr. Sinatra was granted a bonus consistent with the expectations set forth in his employment agreement.

        Each of Messrs. Judd, Lopp, Montemayor, Huber and Sinatra participated in the Company's equity award program. In 2019, Mr. Judd received 7,411 restricted stock awards and 23,364 stock options; Mr. Lopp received 6,176 restricted stock awards and 19,470 stock options; Mr. Montemayor received 5,188 restricted stock awards and 16,355 stock options; Mr. Huber received 3,706 restricted stock awards and 3,894 stock options and Mr. Sinatra received 2,964 restricted stock awards and 3,115 stock options.

 GRANTS OF PLAN-BASED AWARDS IN 2019

        The following table provides information about plan-based awards granted to the named executive officers in 2019:

								All Other Stock Awards: Number of Shares of Stock or Units (#)			Grant Date Fair Value of Stock and Option Awards ($)
									All Other Option Awards: Number of Shares Underlying Options (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
										Exercise or base price of option awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gary Judd	03/01/2019	—	—	—	—	—	—	7,411	23,364	$10.12	148,653
Stephen Huber	03/01/2019	—	—	—	—	—	—	3,706	3,894	$10.12	49,410
Thomas Lopp	03/01/2019	—	—	—	—	—	—	6,176	19,470	$10.12	123,879
Michael Montemayor	03/01/2019	—	—	—	—	—	—	5,188	16,355	$10.12	104,060
Peter Sinatra	03/01/2019	—	—	—	—	—	—	2,964	3,115	$10.12	39,519

        The Company granted restricted stock and stock options as described above under the stock option plan discussed in 2017 Omnibus Equity Incentive Plan below. The stock option awards granted in 2019 vest in installments of 50% in each of the third and fourth year after the date of grant and have a maximum term of ten years.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Gary Judd

        The Company and the Bank jointly entered into an employment agreement with Gary Judd, our former Chairman of the Board and Chief Executive Officer, in July 2008, as subsequently amended on July 16, 2014. Under the terms of the agreement, Mr. Judd was initially entitled to an annual base salary of $225,000, which may be adjusted annually in the discretion of the board of directors. Mr. Judd was also entitled to an annual bonus in the discretion of the board of directors based upon the achievement of objectives set by the board of directors. Mr. Judd entered into an indemnification agreement with Sterling Bancorp dated July 24, 2008, under which Sterling Bancorp agreed to indemnify and hold harmless Mr. Judd against expenses, liabilities and losses reasonably incurred or suffered by Mr. Judd in connection with his service as an employee, officer or director as provided in such agreement.

        The employment agreement provided that it could be terminated by either party, with or without cause, and due to death, disability and mutual agreement. If Mr. Judd were terminated for any reason, he would have been entitled to any base salary earned but not yet paid, any bonus awarded but not yet paid, reimbursement of business expenses incurred but not yet paid and any other benefits accrued and earned through the date of termination in accordance with applicable plans and programs of the Bank. If he were terminated without cause, in addition, he would have been entitled to a continuation of his base salary, at the rate in effect on the date of his termination for a period of one year (the "Severance Period") and continued participation in benefit programs and plans and other benefits made available to employees of the Bank until the expiration of the Severance Period. In the event Mr. Judd was unable to participate in any employee benefit plan based on its terms, he would have received the economic equivalent of the benefits provided under the plan through the end of the Severance Period. The employment agreement also contains confidentiality and one-year non-solicitation provisions. No severance payments were due to Mr. Judd upon his retirement.

Peter Sinatra

        Peter Sinatra entered into an employment agreement with the Bank and its affiliated entities effective April 1, 2017 ("Sinatra Employment Agreement") to serve as the Chief Executive Officer for Quantum Capital Management. Mr. Sinatra's initial base salary under the agreement was $500,000, which may be adjusted annually in the discretion of the board of directors. The Sinatra Employment Agreement provides that Mr. Sinatra may be paid an annual bonus of $250,000, which may be increased annually at the discretion of the board of directors, based on the attainment of objectives determined by the board of directors. Mr. Sinatra is eligible to participate in standard benefit plans provided to other executive employees, including the Quantum Equity Interest Plan. Mr. Sinatra is reimbursed for reasonable out-of-pocket expenses incurred in the performance of his services and is reimbursed for club membership and the lease expense of an automobile.

        The Sinatra Employment Agreement provides that it may be terminated by the Bank choosing not to renew Mr. Sinatra's term of employment, for "cause" (as defined in the agreement), and due to death, disability and mutual agreement. Mr. Sinatra's employment continues under the agreement until either party gives notice of its intent to terminate the employment, subject to annual review by the board of directors of the Bank for approval to extend the agreement. If Quantum fails to cause Mr. Sinatra to be elected to a position with the Bank, the result of which is that Mr. Sinatra is no longer the CEO of Quantum, Mr. Sinatra has the right to terminate his services by providing 30 days' notice, which the Bank has 30 days to cure. If Mr. Sinatra's employment is terminated by the employer or for death, disability or mutual agreement, the Sinatra Employment Agreement provides for him to receive any base salary earned but not yet paid, any bonus awarded but not yet paid, reimbursement of business expenses incurred but not yet paid and any other benefits accrued and earned through the date of termination in accordance with applicable plans and programs of the Bank. If his employment is terminated by the employer without cause, in addition, the Sinatra Employment Agreement provides that he would receive to a continuation of his base salary, at the rate in effect on the date of his termination for a period of one year (the "Severance Period") and continued participation in benefit programs and plans and other benefits made available to employees of the Bank until the expiration of the Severance Period. If his employment is terminated on account of an involuntary termination on account of a change in control (as defined in the agreement) within 90 days following the date of such change in control, the Sinatra Employment Agreement provides that Mr. Sinatra would receive a lump sum severance payment equal to his annual base salary then in effect, subject to signing a release. The Sinatra Employment Agreement also contains confidentiality and a one year non-solicitation provision and regulatory restrictions. Mr. Sinatra has also received an Equity Interest Unit Award dated March 31, 2017 granting 20% Equity Interest Units under the Quantum Fund, LLC Equity Interest Plan, the provisions of which are described below. The initial value of the award as of the grant date was $0, and the value and payment of Equity Interest Units depend on the extent to which the units increase in value. If Mr. Sinatra's employment is terminated for "cause" (as defined in the Quantum Fund, LLC Equity Interest Plan), he will forfeit all his benefits under the plan.

        The Quantum Fund, LLC Equity Interest Plan ("Quantum Plan") provides for the grant of "Equity Interest Units" (which are non-equity units awarded under the plan that reflect value similar to that of a membership unit in Quantum) and "Equity Appreciation Units" (which provide for the right to receive payment equal to the amount by which the value of an Equity Interest on a "distributable event" (as defined in the plan) exceeds the fair market value of a membership unit of Quantum on the grant date). A "distributable event" is defined as the earliest of the date on which a participant becomes fully vested in the Equity Interest Units, the date of a participant's death, termination of employment for a reason other than a "termination for cause", the participant's "disability" or a "change in control" (as each is defined in the plan). The Quantum Plan provides that Mr. Sinatra was granted the award on March 31, 2017 and, due to service prior to the date of grant, would become fully vested on December 31, 2019. On a "distributable event", the Quantum Plan provides that a participant would receive an amount equal to the appreciation on vested Equity Interest Units, if any, paid in a single lump sum payment within 90 days after a distributable event that is not a change in control or no later than 30 days following a change in control. If an employee is terminated for cause, a participant will forfeit all Equity Interest Units. Quantum additionally may, at its discretion, accelerate the vesting of Equity Interest Unit awards under the plan. The maximum number of Equity Interest Units that may be granted under the plan is an amount equal to 40% of the outstanding membership units in Quantum. Quantum did not make any payments to Mr. Sinatra upon his award becoming vested on December 31, 2019 because no payments were due under the formula in the Quantum Plan.

  Subsequent Events

Thomas M. O'Brien

        The Company entered into an employment agreement with Thomas M. O'Brien dated as of June 1, 2020 ("O'Brien Employment Agreement"). The O'Brien Employment Agreement provides that Mr. O'Brien's initial base salary will be $3,000,000 per year. The board of directors is required under the O'Brien Employment Agreement to take all actions necessary to appoint Mr. O'Brien as a director of the Company and the Bank and to the executive committee, if any, of each of the boards of the Company and the Bank, and to nominate him for election by the Company's shareholders as a member of the board of directors. The board of directors has taken these actions. Mr. O'Brien had been providing consulting services to the board of directors of the Bank under a consulting agreement from March 2020 through the date he became an employee of the Company, pursuant to which he was paid an aggregate of $600,000 through May 31, 2020 and would have been entitled to receive an additional $60,000 per month thereafter through February 2021. Mr. O'Brien's consulting services ended on the date that his employment with the Company and the Bank commenced and no further payments for consulting services were made.

        As an inducement to Mr. O'Brien accepting employment with the Company, the O'Brien Employment Agreement provides that upon the later of (i) the first day on which Mr. O'Brien commences employment and (ii) the fourth trading day following June 1, 2020, he would be granted a stock option to purchase 300,000 shares of the Company's common stock ("Common Stock"; and such option, the "Option") with an exercise price per share equal to the average of the high and the low sales prices of the Common Stock underlying the Option on the date of grant. The Options have a term of ten years unless terminated earlier under the terms of the option agreement. The Option will vest at the rate of one-third (1/3) on January 1, 2021, one-third (1/3) on the first anniversary of the date of grant, and one-third (1/3) on January 1, 2022, subject to his remaining employed on the vesting date; provided that, the unvested portion of the Option would vest immediately in full upon Mr. O'Brien's termination of employment due to "death" or "disability" and would vest immediately in full upon a "change of control" (each, as defined in the O'Brien Employment Agreement). In the event of termination of employment other than termination for "cause" (as defined in the Employment Agreement), if the Option is exercisable at the time of such termination of employment, it will remain exercisable for three years following termination, provided that Mr. O'Brien remains in compliance with certain terms contained in the Employment Agreement. The Company is required to cause any equity awards to be received under the O'Brien Employment Agreement to be registered with the SEC as soon as practicable following the Company's eligibility to do so. In accordance with these provisions, on June 5, 2020, Mr. O'Brien was awarded Options to purchase 300,000 shares at an exercise price per share of $4.00. The award was granted pursuant to an Option Award and is not subject to the Company's 2017 Omnibus Equity Incentive Plan.

        Upon the commencement of his employment, Mr. O'Brien was entitled to participate in any employee benefits, fringe benefits, perquisites and business expense reimbursements that the Company or the Bank offers to full-time employees or other members of executive management other than through or related to bank owned life insurance arrangements. Mr. O'Brien also receives a temporary housing allowance and relocation assistance (which includes the payment of a rental allowance on the rental of an apartment and reimbursement of moving expenses) and a weekly travel allowance (for travel expenses to Mr. O'Brien's residence). Under the O'Brien Employment Agreement, Mr. O'Brien is also eligible to receive annual equity awards at the discretion of the Company's Compensation Committee.

        The O'Brien Employment Agreement also contains customary non-solicitation, non-competition and non-disclosure provisions.

        Mr. O'Brien also entered into a stock purchase agreement with the Company (the "Stock Purchase Agreement"), pursuant to which Mr. O'Brien agreed to purchase 300,000 shares of Common Stock directly from the Company with his own funds within 12 months from the date of commencement of his employment. All purchases must be made based on then current trading prices of the Company's common stock at the time of purchase. The shares to be purchased will not initially be registered under the Securities Act of 1933, as amended. However, Mr. O'Brien will receive customary "piggy-back" registration rights that provide for Mr. O'Brien to add the shares he purchases to future registrations of securities by the Company.

        See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Executive Summary—The Strategy for 2020 and Beyond" for additional information regarding the hiring of Mr. O'Brien.

Christine Meredith

        Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Officer effective February 3, 2020. Ms. Meredith joined the Bank with nearly two decades of prior experience in various risk management and regulatory compliance roles with banking organizations. As Chief Risk Officer, Ms. Meredith is responsible for overseeing the Bank's enterprise risk management system.

  Equity Awards of Terminated Executive Officers

        Under the terms of the 2017 Omnibus Equity Incentive Plan, as described below, Messrs. Judd, Lopp and Montemayor had received the grants of restricted stock awards and stock options on each of March 21, 2018 and March 1, 2019 described in "Item 11. Executive Compensation—Outstanding Equity Awards at 2019 Fiscal Year-End." Subject to the terms of the plan and their agreements, such restricted stock awards granted to Messrs. Judd, Lopp and Montemayor that were unvested as of the termination of their employment have been forfeited and such stock options of Messrs. Judd, Lopp and Montemayor which were unexercised are no longer outstanding.

2017 Omnibus Equity Incentive Plan

        We adopted the Sterling Bancorp, Inc. Omnibus Equity Incentive Plan (the "Omnibus Plan") in 2017. The Omnibus Plan provides for grants of stock options, restricted stock, stock appreciation rights and performance awards. Our eligible directors, officers and consultants are eligible for grants under the Omnibus Plan. The purpose of the Omnibus Plan is to promote the Company's and our shareholder's interests by providing these individuals with additional incentives to remain with the Company and its subsidiaries, to increase their efforts to make the Company more successful, to reward such persons by providing an opportunity to acquire shares of common stock on favorable terms, and to attract and retain the best available personnel to participate in the ongoing business operations of the Company. 4,237,100 shares of our common stock were authorized for issuance under the Omnibus Plan, subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class without the Company's receipt of consideration, of which 3,901,743 shares remains available for issuance and use as of July 31, 2020. Our Compensation Committee administers the Omnibus Plan. The terms and conditions of each award made under the Omnibus Plan, including vesting requirements, are set forth consistent with the Omnibus Plan in a written agreement with the grantee. In connection with a change of control, as defined in the Omnibus Plan, the Compensation Committee may accelerate vesting of stock options made under the Omnibus Plan and restricted stock awards will become fully vested.

Defined Contribution Retirement Plan

        The Bank maintains a defined contribution retirement plan that allows for annual employee pre-tax deferrals or Roth 401(k) contributions up to the lesser of 100% of eligible compensation or the maximum employee deferral permitted under the Internal Revenue Code (in 2019, this was $19,000 and an additional "catch-up" amount of $6,000 for employees over age 50). The Bank makes quarterly matching contributions in an amount equal to 100% of the lesser of the first 3% of the amount the employee contributed or deferred or 3% of the employee's base salary during such quarter. This matching contribution is made quarterly and the employee must be employed by the Bank on the date it is made in order to receive it. In addition, the employer will also make a contribution of up to 1% of the amount contributed based on a tiered scale of the Bank's "return on assets" for the prior year. The matching contributions will be made only up to the amount of the employee's deferrals or contributions for the plan. The Bank also has the discretion to make additional contributions. The Bank's contributions become vested after the employee has 3 years of service. The Bank's contribution to the plan was $758,000 and $773,000 for the year ended December 31, 2019 and 2018, respectively.

Executive Incentive Retirement Agreements

        The Bank has entered into an individual "executive retirement incentive plan" agreements with each of Mr. Lopp, Mr. Montemayor and Mr. Huber. These agreements provide for payments, if payable in accordance with their terms and in accordance with applicable law, upon a separation from service or a "change of control" (as defined in such agreements) if the individual has met specified vesting requirements. Each of Mr. Lopp, Mr. Montemayor and Mr. Huber have met the vesting requirements based on their years of service with the Bank. Each of these agreements provide for death benefits in the event of death in active service to the Bank. Under the terms of these agreements, each of the executives received an additional amount to his book-entry "incentive award account" under the agreement in 2019 based on a monthly crediting formula. The employee may make an election to receive the payout as a lump sum or as an installment.

        Additional information on potential payouts on termination of employment or change of control as of December 31, 2019 are set forth under "Item 11. Executive Compensation—Potential Payments Upon Termination or Change in Control."

  Clawback Policy

        The Company recently approved Clawback Policies which generally provide that the board of directors may require current and former officers subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934 and other employees eligible to receive incentive compensation (the "Covered Persons") to reimburse or forfeit excess incentive compensation, including equity awards, received by the Covered Person during the three fiscal years preceding the restatement of the Company's financial statements in the event that the Company issues such a restatement due to material noncompliance with securities laws, regardless of whether such Covered Person engaged in misconduct or was responsible for or contributed to the circumstances requiring the restatement. In addition, if the board of directors determines a Covered Person engaged in acts or omissions which involved intentional misconduct, intentional violations of the Company's written policies or applicable legal or regulatory requirements or fraud, and which contributed to the circumstances requiring the restatement, the board of directors may require the Covered Person to forfeit all of the Covered Person's incentive compensation received during the three fiscal years preceding the restatement and to reimburse the Company for costs incurred in connection with the restatement. Furthermore, the Clawback Policies also provide that in the event a Covered Person engages in certain detrimental conduct that, in the discretion of the board of directors, is likely to cause or has caused material financial, operational or reputational harm to the Company, the board of directors may require reimbursement or forfeiture of all of the Covered Person's incentive compensation received from and after the date on which such conduct occurred. The board of directors has discretion to determine the method for recouping any incentive compensation under the Clawback Policies.

Outstanding Equity Awards at 2019 Fiscal Year-End

        The following table provides information on the holdings of equity awards by our named executive officers as of December 31, 2019. Mr. Judd's 2019 equity awards were forfeited in connection with his retirement in 2019.

									Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
	Option awards					Stock awards		Equity incentive plan awards: number of unearned shares, units of other rights that have not vested (#)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(5)
Thomas Lopp(1)(2)(3)(4)	—	12,000	—	13.73	3/21/2028	8,250	66,825	—	—
	—	19,470	—	10.12	3/1/2029	6,176	50,026	—	—
Michael Montemayor(1)(2)(3)(4)	—	8,075	—	13.73	3/21/2028	5,850	47,385	—	—
	—	16,355	—	10.12	3/1/2029	5,188	42,023	—	—
Stephen Huber(1)(2)(3)(4)	—	2,300	—	13.73	3/21/2028	1,675	13,568	—	—
	—	3,894	—	10.12	3/1/2029	3,706	30,019	—	—
Peter Sinatra(1)(2)(3)(4)	—	4,000	—	13.73	3/21/2028	2,750	22,275	—	—
	—	3,115	—	10.12	3/1/2029	2,964	24,008	—	—

(1)
On March 21, 2018, Messrs. Lopp, Montemayor, Huber and Sinatra received a grant of 8,250, 5,850, 1,675 and 2,750 restricted stock awards, respectively, which would vest in installments of 50% in each of the third and fourth anniversary of the grant date. The awards that were granted to Messrs. Lopp and Montemayor which were unvested as of the termination of their employment have been forfeited.

(2)
On March 21, 2018, Messrs. Lopp, Montemayor, Huber and Sinatra received a grant of 12,000, 8,075, 2,300 and 4,000 stock options, respectively, which would vest in installments of 50% on each of the third and fourth anniversary dates of the grant. The stock options of Messrs. Lopp and Montemayor which were unexercised are no longer outstanding.

(3)
On March 1, 2019, Messrs. Lopp, Montemayor, Huber and Sinatra received a grant of 6,176, 5,188, 3,706 and 2,964 restricted stock awards, respectively, which would vest in installments of 50% in each of the third and fourth anniversary of the grant date. The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. The awards that were granted to Messrs. Lopp and Montemayor which were unvested as of the termination of their employment have been forfeited.

(4)
On March 1, 2019, Messrs. Lopp, Montemayor, Huber and Sinatra received a grant of 19,470, 16,355, 3,894 and 3,115 stock options, respectively, which would vest in installments of 50% on each of the third and fourth anniversary dates of the grant. The stock options of Messrs. Lopp and Montemayor, which were unexercised are no longer outstanding.

(5)
Based on the closing price of the Company's common stock on the Nasdaq on December 31, 2019, which was $8.10.

 OPTION EXERCISES AND EQUITY UNITS VESTED IN 2019

        No options were exercised by named executive officers in 2019 and no equity units held by named executive officers were vested in 2019.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        Potential payments upon a termination or change in control as of December 31, 2019 for the named executive officers are set forth in the Change in Control and Severance Payments Table below.

        Gary Judd's employment agreement as described above had provided for certain severance payments, but he terminated his employment prior to December 31, 2019 without any severance payments being due under that agreement.

        The amounts of these payments as of December 31, 2019 for Messrs. Huber, Lopp, Montemayor and Sinatra are set forth in the Severance Payments Table. As of December 31, 2019, the executive incentive retirement plans between the Bank and each of Messrs. Huber, Lopp and Montemayor provided for payments in connection with a termination of employment or change of control if payable in accordance with their terms and in accordance with applicable law. As of December 31, 2019, payment of amounts under the executive incentive retirement plan agreements, if payable in accordance with their terms and in accordance with applicable law, would have been $346,390 for Mr. Lopp, $482,639 for Mr. Montemayor and $192,513 for Mr. Huber. Payments, if payable in accordance with their terms and in accordance with applicable law, would be made in a lump sum as elected by the executive in the distribution election form under the agreement.

        In addition, restricted stock awards become fully vested in the event of a change of control and the Compensation Committee has the discretion to accelerate unvested stock options in the event of a change of control. As of December 31, 2019, the acceleration of the restricted stock awards of Mr. Lopp, Mr. Montemayor, Mr. Huber and Mr. Sinatra would have resulted in payments with an aggregate value of $116,851, $89,408, $43,587 and $46,283, respectively, based on the closing price of our common stock as of December 31, 2019 of $8.10. No value would be realized with respect to the options held by Messrs. Lopp, Montemayor, Huber and Sinatra as the exercise price of their unvested options exceeded the closing price of our common stock as of such date.

        Mr. Sinatra may be entitled to payments under his Employment Agreement as described in "Item 11. Executive Compensation—Employment Agreements, Peter Sinatra." The Sinatra Employment Agreement provides that if his employment is terminated without cause, he will be entitled to a continuation of his base salary, at the rate in effect on the date of his termination for a period of one year (the "Severance Period") and continued participation in benefit programs and plans and other benefits made available to employees of the Bank until the expiration of the Severance Period. The Sinatra Employment Agreement provides that if his employment is terminated on account of an involuntary termination on account of a change in control (as defined in the agreement) within 90 days following the date of a change in control (as defined in the agreement), Mr. Sinatra would be entitled to a lump sum severance payment equal to his annual base salary then in effect, subject to signing a release. The Sinatra Employment Agreement contains confidentiality and a one year non-solicitation provision. For one year after his termination of employment, within the states that the Bank conducts business, Mr. Sinatra may not (i) employ or associate in business with an individual who is (or was within the 12-month period prior to Mr. Sinatra's termination of employment) an employee or officer of the Bank, (ii) solicit an individual or entity who is (or was within the 12-month period prior to Mr. Sinatra's termination of employment) a customer or vendor of the Bank to terminate its relationship with the Bank, (iii) induce a present or future employee, officer, agent, affiliate or customer of the Bank to terminate the relationship, or (iv) to disparage the Bank. As described in "Item 11. Executive Compensation—Employment Agreements, Peter Sinatra," no payments were due to Mr. Sinatra under the Quantum Plan on his vesting on December 31, 2019.

CHANGE IN CONTROL AND SEVERANCE PAYMENTS AS OF DECEMBER 31, 2019

	Stephen Huber	Thomas Lopp	Michael Montemayor	Peter Sinatra
Termination without Cause—No Change of Control
Salary Continuation	—	—	—	$500,000
Benefits Continuation	—	—	—	23,445
Executive Incentive Retirement Agreement Payments	$192,513	$346,390	$482,639	—
Total	$192,513	$346,390	$482,639	$523,445
Disability(1)
Salary Continuation	—	—	—	—
Benefits Continuation	—	—	—	—
Executive Incentive Retirement Agreement Payments	$192,513	$346,390	$482,639	—
Restricted Stock Award Vesting(2)	$43,586	$116,851	$89,408	$46,283
Stock Option Vesting(3)	—	—	—	—
Total	$236,099	$463,241	$572,047	$46,283
Death(4)
Salary Continuation	—	—	—	—
Benefits Continuation	—	—	—	—
Death Benefit under Executive Incentive Retirement Agreement(5)	$599,153	$757,271	$1,389,809	—
Restricted Stock Award Vesting(6)	$43,586	$116,851	$89,408	$46,283
Stock Option Vesting(7)	—	—	—	—
Total	$642,739	$874,122	$1,479,217	$46,283
Change of Control—No Termination of Employment
Salary Continuation	—	—	—	—
Benefits Continuation	—	—	—	—
Executive Incentive Retirement Agreement Payments	$192,513	$346,390	$482,639	—
Restricted Stock Award Vesting(8)	$43,586	$116,851	$89,408	$46,283
Stock Option Vesting(9)	—	—	—	—
Total	$236,099	$463,241	$572,047	$46,283
Change of Control—Termination of Employment without Cause
Salary Continuation	—	—	—	$500,000
Benefits Continuation	—	—	—	—
Executive Incentive Retirement Agreement Payments	$192,513	$346,390	$482,639	—
Restricted Stock Award Vesting(10)	$43,586	$116,851	$89,408	$46,283
Stock Option Vesting(11)	—	—	—	—
Total	$236,099	$463,241	$572,047	$546,283

(1)
The Company maintains a disability plan which is generally available to all employees and any payments or benefits under this plan are not disclosed in this table.

(2)
Restricted stock fully vests in the event of a termination of employment by reason of disability.

(3)
Options fully vest in the event an optionee becomes disabled while employed. As of December 31, 2019, the exercise price of each option exceeded the closing price of our common stock as of December 31, 2019 of $8.10.

(4)
The Company maintains a life insurance plan which is generally available to all employees and any payments under this plan are not disclosed in this table.

(5)
Under the executive's Executive Income Retirement Plan agreement, a payment will be made to his beneficiary if he dies while in active service with the Bank. This amount would be paid in lieu of the payments to the executive. If the executive dies after payments have commenced but prior to the time the executive receives all distributions, the Bank will distribute the remaining amounts to his beneficiary in a lump sum.

(6)
Restricted stock fully vests in the event of a termination of employment by reason of death.

(7)
Options fully vest in the event an optionee dies while employed.

(8)
Restricted stock fully vests on the date of a change of control.

(9)
The Committee has the discretion to provide that options are 100% vested on the date of a change of control.

(10)
Restricted stock fully vests on the date of a change of control.

(11)
The Committee has the discretion to provide that options are 100% vested on the date of a change of control.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Chief Executive Officer Pay Ratio

        The Company's chief executive officer to median employee pay ratio was calculated in accordance with SEC requirements. However, due to the flexibility afforded by Item 402(u) of Regulation S-K in calculating the pay ratio, the ratio presented herein is a reasonable estimate and may not be comparable to the pay ratio presented by other companies.

        The Company identified the median employee by examining 2019 total compensation for all employees of the Company excluding the Chief Executive Officer.

        The employee population used to identify the Company's median employee included all employees of the Company, whether employed on a full-time, part-time, or seasonal basis, as of December 31, 2019. The compensation measure described above was consistently applied to this entire employee population. The Company did not make any assumptions, adjustments, or estimates with respect to the employee population or the compensation measure, but did annualize the compensation for any employees that were not employed by the Company for all of 2019.

        After identifying the median employee based on the compensation measure described above, the Company calculated annual total compensation for the median employee using the same methodology used for our named executive officers as set forth in the "Summary Compensation Table" herein. The median employee was identified as of November 30, 2019 and the chief executive officer to median employee pay ratio was calculated with respect to the annualized compensation for Mr. Judd who was the chief executive officer at that date.

        As illustrated in the table below, in 2019, the Company's Chief Executive Officer's annual total compensation was 18 times that of the Company's median employee.

	Chief Executive Officer	Median Employee
2019 Annual Total Compensation	$1,035,514	$56,855
Total Annual Compensation Pay Ratio	18	1

Director Compensation

2019 Director Compensation Table

        The table below sets forth the compensation of each non-employee director in 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Barry Allen	40,250	24,895	—	—	—	—	65,145
Peggy Daitch(2)	—	—	—	—	—	—	—
Jon Fox(3)	9,000	—	—	—	—	—	9,000
Seth Meltzer	—	—	—	—	—	—	—
Tom Minielly(4)	11,250	—	—	—	—	—	11,250
Sandra Seligman	—	—	—	—	—	—	—
Peter Sinatra(5)	—	—	—	—	—	—	—
Rachel Tronstein Stewart	26,125	24,895	—	—	—	—	51,020
Benjamin Wineman	32,250	24,895	—	—	—	—	57,145
Lyle Wolberg	38,875	24,895	—	—	—	—	63,770
Total	157,750	99,580	—	—	—	—	257,330

(1)
Represents the grant date fair value of restricted stock awards calculated based on the closing price of the Company's common stock on the grant date, reduced by the dividends per share expected to be paid during the period the shares are not vested.

(2)
Ms. Daitch joined the Company's board of directors on December 17, 2019.

(3)
Mr. Fox retired from the Company's board of directors on June 18, 2019.

(4)
Mr. Minielly joined the Company's board of directors on June 18, 2019 and resigned on December 17, 2019.

(5)
Mr. Sinatra serves as CEO of Quantum pursuant to an employment agreement described under "Item 11. Executive Compensation—Employment Agreements."

Director Fees

        Board members of the Company receive fees for board of directors and committee meetings attended. Board members receive a retainer of $15,000, as well as $1,000 for each board of directors meeting attended, $500 for each board committee meeting attended, and $500 for each committee meeting chaired. Additionally, the committee chairs receive premiums as follows: Audit Committee, $10,000; Compensation Committee, $7,500; Nominating Committee, $2,500; and Credit & Loan Committee, $5,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2019 concerning our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights(1)	Weighted-average exercise price of outstanding options, warrants or rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	242,573	$12.29	3,978,652
Equity compensation plans not approved by shareholders	—	—	—
Total	242,573	$12.29	3,978,652

(1)
Consists of 142,477 option awards and 100,096 restricted stock awards issued under the 2017 Omnibus Equity Incentive Plan.

(2)
Excludes restricted stock awards, which have no exercise price.

BENEFICIAL OWNERSHIP OF COMMON STOCK

        The following table sets forth information as of September 30, 2020 regarding the beneficial ownership of our common stock by:

  •
  each shareholder known by us to beneficially own more than 5% of our outstanding common stock;

  •
  each of our directors and named executive officers; and

  •
  all of our directors and executive officers as a group.

        We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person's name.

        Except as otherwise specified below, the address for each listed shareholder is: c/o Sterling Bancorp, Inc., One Towne Square, Suite 1900, Southfield, Michigan 48076.

	Common Stock Owned
Name and Address of Beneficial Owner	Number of Shares	Percent(1)
5% Shareholders:
T. Rowe Price Associates, Inc.(2)	5,020,308	10%
100 E. Pratt Street, Baltimore, MD 21202
Scott J. Seligman 1993 Long Term Irrevocable Dynasty Trust(3)(5)	5,743,579	11%
c/o The First National Bank in Sioux Falls
100 South Phillips Avenue, Sioux Falls, SD 57104
K.I.S.S. Dynasty Trust No. 9(3)(5)	12,107,732	24%
c/o The First National Bank in Sioux Falls
100 South Phillips Avenue, Sioux Falls, SD 57104
K.I.S.S. Dynasty Trust No. 5(4)(5)(6)	7,507,318	15%
c/o The First National Bank in Sioux Falls
100 South Phillips Avenue, Sioux Falls, SD 57104
Erwin A. Rubenstein(5)(6)	20,209,268	40%
255 East Brown Street, Suite 320, Birmingham, MI 48009
Michael Shawn(6)	8,981,041	18%
7300 Biscayne Boulevard, Suite 200, Miami FL 33138
Scott J. Seligman(7)	3,925,071	8%
Directors:
Barry Allen	16,300	*
Peggy Daitch	864	*
Seth Meltzer(8)	1,490,180	3%
Thomas M. O'Brien	—	—
Sandra Seligman(9)	—	—
Peter Sinatra	29,415	*
Benjamin Wineman	17,100	*
Lyle Wolberg(10)	7,571	*
Rachel Tronstein Stewart	4,479	*
Named Executive Officers (Non-Directors):
Stephen Huber	12,247	*
Gary Judd	194,011	*
Thomas Lopp(11)	42,553	*
Michael Montemayor(12)	35,714	*
All directors and executive officers as a group (15 persons total)(9)	1,866,730	4%

*
Less than 1%.

(1)
Based on 49,977,209 shares of the Company's common stock outstanding as of September 30, 2020.

(2)
Based on a Schedule 13G/A filed on February 10, 2020, T. Rowe Price Associates, Inc. has sole voting power over 1,066,099 shares of common stock and sole dispositive power over 5,020,308 shares of common stock.

(3)
Mr. Seligman disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest, if any, therein. See also note 7 below.

(4)
Ms. Seligman disclaims beneficial ownership of the shares held by the trust except to the extent of her pecuniary interest, if any, therein.

(5)
Based on a Schedule 13G filed on July 27, 2020 by Erwin Rubenstein, the Scott J. Seligman 1993 Long Term Irrevocable Dynasty Trust, the K.I.S.S. Dynasty Trust No. 5 and the K.I.S.S. Dynasty Trust No. 9, (i) Mr. Rubinstein, as co-trustee of the trusts, had sole voting and dispositive power over 29,190,309 shares of common stock of the Company, consisting of (a) 2,357,957 shares of common stock held by the Scott J. Seligman 1993 Irrevocable Dynasty Trust, (b) 5,743,579 shares of common stock held by the Scott J. Seligman 1993 Long Term Irrevocable Dynasty Trust, (c) 12,107,732 shares of common stock held by the K.I.S.S. Dynasty Trust No. 9, (d) 7,507,318 shares of common stock held by K.I.S.S. Dynasty Trust No. 5, and (e) 1,473,723 shares held by the Sandra Seligman 1993 Long Term Irrevocable Trust; (ii) the Scott J. Seligman 1993 Long Term Irrevocable Dynasty Trust had shared voting and dispositive power over 5,743,579 shares of common stock, (iii) the K.I.S.S. Dynasty Trust No. 9 had shared voting and dispositive power over 12,107,732 shares of common stock and (iv) the K.I.S.S. Dynasty Trust No. 5 had shared voting and dispositive power over 7,507,318 shares of common stock. Mr. Rubenstein disclaims beneficial ownership of the shares owned by the trusts. See footnote (6) with respect to shares held by the K.I.S.S. Dynasty Trust No. 5 and the Sandra Seligman 1993 Long Term Irrevocable Trust.

(6)
Based on a Schedule 13D filed by Michael Shawn on September 4, 2020, effective August, 19, 2020, Mr. Shawn was appointed as trustee of the K.I.S.S. Dynasty Trust No. 5 and the Sandra Seligman 1993 Long Term Irrevocable Trust, which hold 7,507,318 and 1,473,723 shares of common stock, respectively, and Mr. Shawn, in his capacity as trustee, now has sole voting and dispositive power over an aggregate of 8,981,041 shares of common stock of the Company.

(7)
Based on the most recent Form 4 filed by the Scott J. Seligman Revocable Living Trust, consists of shares held by the trust, over which Scott. J. Seligman, former vice president of the Company and founder of the Bank, holds sole voting and dispositive power. If it is determined that Mr. Seligman beneficially owns the shares held in the trusts for which he was settlor, or if he acts as a group with the trustee of those trusts, then Mr. Seligman's beneficial ownership could be as much as 21,776,382 shares or 44% of the Company's common stock.

(8)
Consists of (i) 1,483,180 shares of common stock of the Company that are held by The Seth Seligman Meltzer Revocable Living Trust, (ii) 5,000 shares of common stock held directly by Mr. Meltzer, (iii) 1,000 shares of common stock indirectly held by Mr. Meltzer's wife, and (iv) 1,000 shares of common stock indirectly held by Mr. Meltzer's sons.

(9)
Excludes 7,507,318 shares of common stock held by the K.I.S.S. Dynasty Trust No. 5 and 1,473,723 shares held by the Sandra Seligman 1993 Long Term Irrevocable Trust, for which in each case Ms. Seligman is the grantor, but has no voting or dispositive power over the shares held in such trust.

(10)
Consists of 6,571 shares of common stock of the Company that are held directly, and 1,000 shares of common stock of the Company that are held by the Lyle M. Wolberg Revocable Living Trust.

(11)
Based on the most recent Form 4 filed by Mr. Lopp.

(12)
Based on the most recent Form 4 filed by Mr. Montemayor.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        In addition to the compensation arrangements with directors and executive officers described herein, the following is a description of transactions in 2019 and 2018, to which we have been a party in which the amount involved exceeded $120,000, and in which any of our directors, executive officers or beneficial holders of more than five percent of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.

Policies and Procedures Regarding Related Party Transactions

        Transactions by the Company or its bank subsidiary, Sterling Bank & Trust, F.S.B. (the "Bank") with related parties are subject to certain regulatory requirements and restrictions, including Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve's Regulation O (which governs certain loans by the Bank to its executive officers, directors and principal shareholders). Both the Company and the Bank have Affiliate Transactions Policies. The Affiliate Transaction Policy limits covered transactions with any single affiliate to less than 10%, and with all affiliates, to less than 20%, of unimpaired capital and surplus. All covered transactions with affiliates must be made on terms and conditions that are consistent with safe and sound banking practices, and require appropriate security. Neither the Company nor the Bank may purchase low-quality assets from an affiliate. Transactions between the Company or Bank and affiliates must be made on terms and under circumstances that are substantially the same, or at least as favorable to the Company or the Bank, respectively, as those prevailing at the time for comparable transactions with unaffiliated companies. All service agreements are reviewed annually.

        The Bank's Regulation O Policy requires any extension of credit to insiders be on the same terms as, and following the same underwriting procedures, as those in place for non-insider customers. The board of directors must approve any loan to an insider which does not qualify as an exception and that causes the aggregate of loans outstanding to that individual and any related interests of that individual to exceed $25,000, or 5%, of the Bank's capital. The aggregate of all loans to insiders shall not exceed 5% of the Bank's equity capital. As for executive officers of the Bank, general purpose loans may not exceed $100,000 in the aggregate or 2.5% of capital, whichever is less, and all such loans must be reported to the board of directors. All loans to directors and officers, including renewals, require the prior approval of the board of directors with the exception of mortgage loans on an officer or director's primary residence when made in accordance with underwriting standards acceptable to the secondary market. All insiders are identified on an annual basis, and are required to submit an annual report of borrowings from the Bank.

        We have adopted a written related person transactions policy pursuant to which our executive officers, directors and principal shareholders, including their immediate family members, will not be permitted to enter into a related person transaction with us without the consent of our Audit Committee, another independent committee of our board or the full board of directors. Any request for us to enter into a transaction with an executive officer, director, principal shareholder or any of such persons' immediate family members, in which the amount involved exceeds $120,000, will be required to be presented to our Audit Committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our Audit Committee any such related person transaction. In approving or rejecting the proposed transaction, our Audit Committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the related person's interest in the transaction and, if applicable, the impact on a director's independence. Under the policy, if we should discover related person transactions that have not been approved, our Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Indemnification of Officers and Directors

        Our Bylaws will generally require us to indemnify our officers and directors to the fullest extent permitted by law, and to advance expenses incurred by our directors and officers prior to the final disposition of any action or proceeding arising by reason of the fact that any such person is or was our agent. In addition, our Bylaws permit us to provide such other indemnification and advancement of expenses to our other employees and agents as permitted by law and authorized by the Board from time to time. We will also have the power to secure insurance on behalf of any director, officer, employee or other agent for any liability arising out of his or her status as such, regardless of whether we would have the power to indemnify such person against such liability pursuant to our Bylaws. The Company entered into an indemnification agreement with Gary Judd dated July 24, 2008. See "Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Employment Agreements—Gary Judd" above.

Related-Party Transactions

Lease Agreements

        The Bank has a sublease agreement with Seligman & Associates, where Mr. Meltzer serves as President, ("S&A") for office space, plus related expenses, in Southfield, MI at an annual amount of $21,271. The Bank also reimburses S&A for usage of the S&A Bloomberg terminal and other miscellaneous expenses.

        The Bank leases 7,560 square feet of warehouse space from S&A at 1630 Thorncroft in Troy, MI at an annual base rent of $40,296. In addition to the lease amount, the Bank reimburses S&A for a proportionate share of certain expenses, such as property tax, utilities, snow removal and lawn care. The Bank directly reimburses S&A for long-distance telephone carrier access.

        The Bank leases office space from Transamerica Pyramid Properties, LLC in San Francisco under the lease agreement dated August 26, 2016. In turn, the Bank subleases 75% of that space to Pioneer Realty, a subsidiary of S&A, at an annual base rent amount of $267,626.

        The Bank also subleases storage space at 545 Sansome Street in San Francisco to Pioneer Realty, an affiliate of S&A, for an annual base rent amount of $3,000.

Charitable Donations

        From time to time, the Company makes charitable donations to the Seligman Family Foundation, including $900 thousand in each of 2019, 2018, and 2017. Ms. Seligman and Mr. Meltzer are members of the Board of Trustees of the Seligman Family Foundation.

Data Processing

        The Bank provides monthly data processing and programming services to entities controlled by the Company's controlling shareholders. Aggregate fees for such services amounted to $105 thousand during 2019, $105 thousand during 2018, and $98 thousand during 2017.

Aviation Services

        The Company paid fees totaling $12 thousand during in 2018 and $76 thousand during 2017 to an aviation company controlled by the Company's controlling shareholders for transportation.

Purchase of Quantum and Compensation-Related Expenses

        The Company purchased Quantum in April 2017 for aggregate consideration of $2.92 million in cash, which at the time was owned 80% by the Company's controlling shareholder and 20% by a member of the boards of directors of the Company and the Bank, Mr. Sinatra, who has continued as the Chief Executive Officer of Quantum Capital Management. Accordingly, the Company's controlling shareholder received $2.34 million in consideration, and Mr. Sinatra received $584 thousand in consideration in connection with this transaction.

Other Family Relationships

        See "Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors and Committees—Family Relationships."

Director Independence

        Since our initial public offering, we have qualified as a "controlled company" under the corporate governance rules for Nasdaq-listed companies because more than 50% of our outstanding voting power was held by the Seligman family trustee; however, effective as of August 19, 2020, we are no longer a controlled company under such rules, but we are still eligible to take full advantage of the controlled company exceptions under such rules for one year following the loss of controlled company status. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Beneficial Ownership of Common Stock." We are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. Currently, Sandra Seligman and Seth Meltzer, who are not independent directors, serve on our Nominating Committee. Although we do not intend to rely upon the "controlled company" exception to the board of directors and committee independence requirements under the rules of Nasdaq, except for our Nominating Committee, we could elect to rely upon some or all such exceptions in the future. In this regard, in light of our status as a controlled company, our board of directors could elect not to have a majority of our board of directors be independent or not to have a compensation committee. The "controlled company" exception does not modify the independence requirements for the audit committee, and we comply with the audit committee requirements of the Exchange Act and the rules of Nasdaq. The rules of the Nasdaq Capital Market, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our board of directors has evaluated the independence of its members based upon the rules of the Nasdaq Capital Market and the SEC. Applying these standards, our board of directors has affirmatively determined that, with the exception of Mr. O'Brien, Mr. Sinatra, Mr. Meltzer and Ms. Seligman, each of our current directors is an independent director, as defined under the applicable rules.

Indebtedness of and Transactions with Management

        Certain of the directors and officers of the Company may, in the future, have transactions with the Bank, or are or will be directors or officers of corporations, or members of partnerships or limited liability companies, which may have in the future, transactions with the Bank. We expect that all such transactions (i) will be made in the ordinary course of business, (ii) will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and (iii) will not involve more than normal risk of collectability or present other unfavorable features. The Audit Committee has responsibility for reviewing and approving transactions with related persons, in accordance with the rules of Nasdaq. The Audit Committee, as a general policy, approves transactions to related parties at essentially the same terms and conditions that apply to similar transactions with non-related parties.

Item 14.    Principal Accountant Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANT FEES AND SERVICES

        The following table summarizes fees for professional services rendered by Crowe Horwath LLP, the Company's independent auditors for the years ended December 31, 2019 and 2018:

	2019	2018
Audit fees(1)	$375,000	$353,000
Audit-related fees	—	—
Tax fees(2)	$19,040	$44,000
All Other Fees(3)	$565	$6,000
Total fees	$394,605	$403,000

(1)
Consists of fees billed for professional services performed by Crowe LLP for its audit of the Company's annual financial statements and services that are normally provided in connection with regulatory filings or engagements. Additional billings for 2019 audit are probable.

(2)
Tax fees: Tax fees are for the filing of federal and state tax returns.

(3)
All other fees include advisory services.

        The Audit Committee is required to review and pre-approve both audit and non-audit services to be provided by the independent auditor (other than with respect to de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). During 2019, all services provided by Crowe Horwath were pre-approved by the Audit Committee. To the extent required by Nasdaq rules or any other applicable legal or regulatory requirements, approval of non-audit services must be disclosed to investors in periodic reports required by Section 13(a) of the Exchange Act. There was no change of the Company's independent public accountants during 2019 or 2018.

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

  3.
  Exhibits

    The Exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)
Exhibits

				Incorporated by reference
Exhibit number		Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.2		Second Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		S-1/A		3.2	10/31/17

3.4		Amended and Restated Bylaws of Sterling Bancorp, Inc.		S-1/A		3.4	10/31/17

4.1		Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/17

4.2		Description of Securities	X

10.1	*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan.		S-1/A		10.3	11/07/17

10.2		Form of Subordinated Note Purchase Agreement by and among Sterling Bancorp, Inc. and the several purchasers of the Subordinated Notes and Form of Note.		S-1		10.4	10/19/17

10.3	*	Form of Restricted Stock Award Agreement		8-K		10.1	03/27/2018

10.4	*	Form of Notice of Grant of Stock		8-K		10.2	03/27/2018

10.5	*	Agreement dated June 18, 2019 by and between Sterling Bank and Trust, F.S.B. and the Office of the Comptroller of the Currency		10-Q		10.1	08/09/2019

10.6	*	Employment Agreement dated as of July 2, 2008, by and between Sterling Bancorp, Inc., Sterling Bank & Trust F.S.B. and Gary Judd		S-1		10.1	10/19/17

Incorporated by reference
Exhibit number		Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.7	*	Amendment to Employment Agreement by and between Sterling Bancorp, Inc., Sterling Bank & Trust F.S.B. and Gary Judd dated July 16, 2014		S-1		10.2	10/19/17

10.8	*	Indemnification Agreement executed July 24, 2008 between Sterling Bancorp, Inc. and Gary Judd	X

10.9	*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Thomas Lopp	X

10.10	*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Michael Montemayor	X

10.11	*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Steve Huber	X

10.12	*	Employment Agreement dated as of April 1, 2017 between Sterling Bank & Trust F.S.B. and its affiliated entities and Peter Sinatra	X

10.13	*	Quantum Fund LLC Equity Interest Plan	X

10.14	*	Employment Agreement entered into as of June 1,2020 by and between Sterling Bancorp, Inc. and Thomas M. O'Brien		8-K		10.1	06/01/2020

10.15	*	Stock Purchase Agreement effective as of June 1, 2020 between Sterling Bancorp, Inc. and Thomas M. O'Brien		8-K		10.3	06/01/2020

10.16	*	Nonqualified Stock Option Agreement dated as of June 5, 2020 between Sterling Bancorp, Inc. and Thomas M. O'Brien	X

21		Subsidiaries of Sterling Bancorp, Inc.		S-1		21	10/19/17

23.1		Consent of Crowe LLP.	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
31.1	Section 302 Certification—Chief Executive Officer.	X

31.2	Section 302 Certification—Chief Financial Officer.	X

32.1	Section 906 Certification—Chief Executive Officer.	X

32.2	Section 906 Certification—Chief Financial Officer.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*
Indicates a management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP, INC. (Registrant)
By:	/s/ THOMAS M. O'BRIEN Thomas M. O'Brien Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: October 6, 2020

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Chairman and Chief Executive Officer (Principal Executive Officer)	October 6, 2020
/s/ STEPHEN HUBER Stephen Huber	Chief Financial Officer (Principal Financial and Accounting Officer)	October 6, 2020
/s/ BARRY ALLEN Barry Allen	Director	October 6, 2020
/s/ PEGGY DAITCH Peggy Daitch	Director	October 6, 2020
/s/ SETH MELTZER Seth Meltzer	Director	October 6, 2020
/s/ SANDRA SELIGMAN Sandra Seligman	Director	October 6, 2020
/s/ PETER SINATRA Peter Sinatra	Director	October 6, 2020

Signatures	Title	Date

/s/ RACHEL TRONSTEIN STEWART Rachel Tronstein Stewart	Director	October 6, 2020
/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	October 6, 2020
/s/ LYLE WOLBERG Lyle Wolberg	Director	October 6, 2020