Form 10-Q
period 2020-03-31
Sterling Bancorp, Inc.
filed 2020-10-13
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of September 30, 2020, there were 49,977,209 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$389,984	$77,819
Interest-bearing time deposits with other banks	1,025	1,025
Investment securities	159,168	152,544
Mortgage loans held for sale	3,776	1,337
Loans, net of allowance for loan losses of $42,613 and $21,730	2,799,645	2,891,530
Accrued interest receivable	13,221	13,718
Mortgage servicing rights, net	7,976	9,765
Leasehold improvements and equipment, net	9,081	9,198
Operating lease right-of-use assets	17,802	18,715
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	32,070	31,917
Deferred tax asset, net	18,113	12,095
Other assets	2,564	2,271
Total assets	$3,477,375	$3,244,884

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$68,650	$77,563
Interest-bearing deposits	2,576,643	2,417,877
Total deposits	2,645,293	2,495,440
Federal Home Loan Bank borrowings	329,000	229,000
Subordinated notes, net	65,218	65,179
Operating lease liabilities	18,959	19,868
Accrued expenses and other liabilities	90,230	102,783
Total liabilities	3,148,700	2,912,270

Shareholders' equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding
50,067,738 shares at March 31, 2020 and 49,944,473 shares at December 31, 2019, respectively	80,807	80,889
Additional paid-in capital	13,319	13,210
Retained earnings	233,790	238,319
Accumulated other comprehensive income	759	196
Total shareholders' equity	328,675	332,614
Total liabilities and shareholders' equity	$3,477,375	$3,244,884

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest income
Interest and fees on loans	$39,525	$41,722
Interest and dividends on investment securities and restricted stock	1,034	1,227
Other interest	434	236
Total interest income	40,993	43,185

Interest expense
Interest on deposits	10,364	10,656
Interest on Federal Home Loan Bank borrowings	810	1,055
Interest on subordinated notes	1,177	1,174
Total interest expense	12,351	12,885

Net interest income	28,642	30,300
Provision (recovery) for loan losses	20,853	(1,014)
Net interest income after provision (recovery) for loan losses	7,789	31,314

Non-interest income
Service charges and fees	117	104
Investment management and advisory fees	313	340
Gain on sale of investment securities	233	—
Gain on sale of mortgage loans held for sale	269	38
Gain on sale of portfolio loans	—	2,442
Unrealized gains on equity securities	80	49
Net servicing income (loss)	(911)	325
Income on cash surrender value of bank-owned life insurance	328	310
Other	100	220
Total non-interest income	529	3,828

Non-interest expense
Salaries and employee benefits	6,753	7,267
Occupancy and equipment	2,118	2,237
Professional fees	3,312	962
Advertising and marketing	273	439
FDIC assessments	19	255
Data processing	335	308
Other	1,425	1,654
Total non-interest expense	14,235	13,122

Income (loss) before income taxes	(5,917)	22,020
Income tax expense (benefit)	(1,887)	6,337
Net income (loss)	$(4,030)	$15,683

Income (loss) per share, basic and diluted	$(0.08)	$0.30

Weighted average common shares outstanding:
Basic	49,837,662	52,554,446
Diluted	49,837,662	52,562,820

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(4,030)	$15,683
Other comprehensive income, net of tax:
Unrealized gains on investment securities, arising during the period, net of tax effect of $284 and $41, respectively	731	106
Reclassification adjustment for gains included in net income of $233 and $-, respectively, included in gain on sale of investment securities, net of tax effect of $65 and $-, respectively	(168)	—
Total other comprehensive income	563	106
Comprehensive income (loss)	$(3,467)	$15,789

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2019	53,012,283	$111,238	$12,713	$211,115	$(9)	$335,057
Net income	—	—	—	15,683	—	15,683
Repurchases of shares of common stock (Note 10)	(1,212,574)	(11,544)	—	—	—	(11,544)
Stock-based compensation	71,144	—	126	—	—	126
Other comprehensive income	—	—	—	—	106	106
Dividends distributed ($0.01 per share)	—	—	—	(526)	—	(526)
Balance at March 31, 2019	51,870,853	$99,694	$12,839	$226,272	$97	$338,902

Balance at January 1, 2020	49,944,473	$80,889	$13,210	$238,319	$196	$332,614
Net loss	—	—	—	(4,030)	—	(4,030)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	134,177	—	109	—	—	109
Other comprehensive income	—	—	—	—	563	563
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at March 31, 2020	50,067,738	$80,807	$13,319	$233,790	$759	$328,675

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(4,030)	$15,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	20,853	(1,014)
Deferred income taxes	(6,237)	143
Gain on sale of investment securities	(233)	—
Unrealized gains on equity securities	(80)	(49)
Accretion on investment securities, net	(128)	(441)
Depreciation and amortization on leasehold improvements and equipment	398	391
Amortization of intangible asset	—	113
Origination, net of principal payments, mortgage loans held for sale	(16,855)	(3,166)
Proceeds from sale of mortgage loans held for sale	14,578	4,152
Gain on sale of mortgage loans held for sale	(269)	(38)
Gain on sale of portfolio loans	—	(2,442)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(153)	(152)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	1,896	721
Stock-based compensation	109	126
Other	39	36
Change in operating assets and liabilities:
Accrued interest receivable	497	(217)
Other assets	662	1,432
Accrued expenses and other liabilities	(13,504)	5,336
Net cash provided by (used in) operating activities	(2,457)	20,614

Cash Flows From Investing Activities
Maturities and principal receipts of investment securities	47,272	45,124
Sales of investment securities	23,044	—
Purchases of investment securities	(75,717)	(46,640)
Net decrease (increase) in loans	71,032	(74,766)
Proceeds from the sale of portfolio loans	—	49,891
Purchase of leasehold improvements and equipment	(281)	(582)
Net cash provided by (used in) investing activities	65,350	(26,973)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	149,853	(16,118)
Proceeds from advances from Federal Home Loan Bank	100,000	1,021,000
Repayments of advances from Federal Home Loan Bank	—	(981,000)
Net change in line of credit with Federal Home Loan Bank	—	51
Repurchase of shares of common stock	(82)	(11,544)
Dividends paid to shareholders	(499)	(526)
Net cash provided by financing activities	249,272	11,863
Net change in cash and due from banks	312,165	5,504
Cash and due from banks at beginning of period	77,819	52,526
Cash and due from banks at end of period	$389,984	$58,030

Supplemental cash flows information
Cash paid:
Interest	$9,993	$12,278
Income taxes	102	—
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	—	48,260
Transfers of residential real estate loans from mortgage loans held for sale	—	103
Right-of-use assets obtained in exchange for new operating lease liabilities	42	513

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial lines of credit, and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 30 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York, Southfield, Michigan and the greater Seattle market.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2020, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any future annual or interim period. The consolidated balance sheet at December 31, 2019 included herein was derived from the audited financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 2—New Accounting Standards

Recently Issued Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances and recoveries, among other things. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This update deferred the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies (as defined by the U.S. Securities and Exchange Commission (the “SEC”)). The Company, as a smaller reporting company as of the relevant measuring period, qualifies for this extension.

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

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

During 2020, economies throughout the world have been severely disrupted because of the outbreak of the novel coronavirus (“COVID-19”). The Company’s primary market areas of California, the greater Seattle market, and New York became part of several epicenters of the COVID-19 pandemic. Banking and financial services have been designated essential businesses and the Bank’s operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of the Bank’s customers and employees, and to comply with applicable government directives. As of March 31, 2020, the impact of the outbreak of COVID-19 was continuing to unfold. As a result, many of management’s estimates and assumptions required increased judgement and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, management’s estimates may change materially in future periods.

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At March 31, 2020 and December 31, 2019, residential real estate loans accounted for 83% and 85%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At March 31, 2020 and December 31, 2019, approximately 88% and 89%, respectively, of the loan portfolio was originated in California.

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced that it permanently discontinued this program on March 6, 2020. This Program was a material component of the Bank’s total loan originations. Loans under the Advantage Loan Program totaled $1,791,863, or 76% of residential loan portfolio, as of March 31, 2020, and $1,942,657, or 78% of residential loan portfolio, as of December 31, 2019.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses:

	March 31, 2020
	Amortized	Gross	Unrealized	Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$95,949	$917	$—	$96,866
Mortgage-backed securities	15,157	4	—	15,161
Collateralized mortgage obligations	41,458	226	(67)	41,617
Collateralized debt obligations	215	—	(26)	189
Total	$152,779	$1,147	$(93)	$153,833

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$122,634	$170	$(1)	$122,803
Mortgage-backed securities	23,028	76	—	23,104
Collateralized mortgage obligations	1,138	45	—	1,183
Collateralized debt obligations	216	—	(17)	199
Total	$147,016	$291	$(18)	$147,289

All of the Company’s mortgage-backed securities and the majority of the Company's collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020, the proceeds from sales of debt securities available for sale were $23,044. The Company recorded gross realized gains of $235 and gross realized losses of $(2).

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at March 31, 2020 are shown by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasury securities
Due less than one year	$76,095	$76,654
Due after one year through five years	19,854	20,212
Mortgage-backed securities	15,157	15,161
Collateralized mortgage obligations	41,458	41,617
Collateralized debt obligations	215	189
Total	$152,779	$153,833

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The table summarizes debt securities available for sale, at fair value, with unrealized losses at March 31, 2020 and December 31, 2019 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$1,016	$(67)	$—	$—	$1,016	$(67)
Collateralized debt obligations	—	—	189	(26)	189	(26)
Total	$1,016	$(67)	$189	$(26)	$1,205	$(93)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,011	$(1)	$—	$—	$5,011	$(1)
Collateralized debt obligations	—	—	199	(17)	199	(17)
Total	$5,011	$(1)	$199	$(17)	$5,210	$(18)

As of March 31, 2020, the debt securities portfolio consisted of 14 debt securities, with three debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary. Non-agency collateralized mortgage obligations with a carrying value of $1,016 had an unrealized loss of $67 due to a temporary dislocation of the market for non-Agency mortgages and the corresponding effect on non-Agency securitizations as a result of the COVID-19 pandemic. These investments have historically been in a gain position, and is expected to recover within the coming months. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $189 and $199 at March 31, 2020 and December 31, 2019, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative.” The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $26 and $17 of the unrealized losses reported at March 31, 2020 and December 31, 2019, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At March 31, 2020 and December 31, 2019, equity securities totaled $5,335 and $5,255, respectively. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At March 31, 2020 and December 31, 2019, equity securities with readily determinable fair values were $5,089 and $5,009, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net gains recorded during the period on equity securities	$80	$49
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—
Unrealized gains recorded during the period on equity securities held at the reporting date	$80	$49

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at both March 31, 2020 and December 31, 2019.

Note 5—Loans

Major categories of loans were as follows:

	March 31,	December 31,
	2020	2019
Residential real estate	$2,345,328	$2,476,866
Commercial real estate	279,508	240,081
Construction	198,115	178,376
Commercial lines of credit	19,271	17,903
Other consumer	36	34
Total loans	2,842,258	2,913,260
Less: allowance for loan losses	(42,613)	(21,730)
Loans, net	$2,799,645	$2,891,530

Loans with carrying values of $1,157,536 and $933,747 were pledged as collateral on FHLB borrowings at March 31, 2020 and December 31, 2019, respectively.

The table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision for loan losses	6,808	5,999	7,616	40	—	390	20,853
Charge offs	—	—	—	—	—	—	—
Recoveries	10	19	1	—	—	—	30
Total ending balance	$19,154	$11,261	$11,439	$368	$1	$390	$42,613

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Three Months Ended March 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(343)	(253)	(558)	(58)	—	198	(1,014)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	5	31	2	—	—	—	38
Total ending balance	$13,488	$2,351	$2,717	$824	$1	$1,317	$20,698

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019:

March 31, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$42	$—	$—	$5	$—	$—	$47
Collectively evaluated for impairment	19,112	11,261	11,439	363	1	390	42,566
Total ending allowance balance	$19,154	$11,261	$11,439	$368	$1	$390	$42,613
Loans:
Loans individually evaluated for impairment	$211	$1,079	$26,846	$1,373	$—	$—	$29,509
Loans collectively evaluated for impairment	2,345,117	278,429	171,269	17,898	36	—	2,812,749
Total ending loans balance	$2,345,328	$279,508	$198,115	$19,271	$36	$—	$2,842,258

December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines yof Credit	Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$—	$5	$—	$—	$48
Collectively evaluated for impairment	12,293	5,243	3,822	323	1	—	21,682
Total ending allowance balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Loans:
Loans individually evaluated for impairment	$215	$1,100	$17,112	$1,377	$—	$—	$19,804
Loans collectively evaluated for impairment	2,476,651	238,981	161,264	16,526	34	—	2,893,456
Total ending loans balance	$2,476,866	$240,081	$178,376	$17,903	$34	$—	$2,913,260

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At March 31, 2020			At December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$121	$95	$—	$125	$98	$—
Commercial real estate, retail	1,292	1,079	—	1,308	1,100	—
Construction	26,889	26,846	—	17,156	17,112	—
Commercial lines of credit, private banking	1,245	1,242	—	1,245	1,245	—
Subtotal	29,547	29,262	—	19,834	19,555	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	116	116	42	116	117	43
Commercial lines of credit, private banking	131	131	5	132	132	5
Subtotal	247	247	47	248	249	48
Total	$29,794	$29,509	$47	$20,082	$19,804	$48

In the above tables, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans which was not significant.

	Three Months Ended March 31,
	2020			2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$96	$—	$—	$107	$—	$—
Commercial real estate:
Retail	1,089	15	10	1,165	15	10
Multifamily	—	—	—	1,080	12	8
Offices	—	—	—	1,516	25	17
Construction	26,653	466	269	9,325	146	97
Commercial lines of credit:
Private banking	1,243	21	14	—	—	—
C&I lending	—	—	—	100	2	1
Subtotal	29,081	502	293	13,293	200	133
With an allowance for loan losses recorded:
Residential real estate, first mortgage	117	1	1	120	1	1
Commercial lines of credit, private banking	131	2	1	139	2	1
Subtotal	248	3	2	259	3	2
Total	$29,329	$505	$295	$13,552	$203	$135

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
Residential first mortgage	$15,768	$48	$14,482	$50
Residential second mortgage	505	—	210	—
Commercial real estate:
Retail	35	—	40	—
Total	$16,308	$48	$14,732	$50

The following tables present the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans:

March 31, 2020	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$29,528	$12,668	$15,816	$58,012	$2,262,732	$2,320,744
Residential second mortgage	477	127	505	1,109	23,475	24,584
Commercial real estate:
Retail	—	—	35	35	17,995	18,030
Multifamily	979	—	—	979	92,293	93,272
Offices	—	—	—	—	27,822	27,822
Hotels/Single room occupancy hotels	13,538	—	—	13,538	59,949	73,487
Industrial	—	—	—	—	14,089	14,089
Other	—	—	—	—	52,808	52,808
Construction	20,214	—	—	20,214	177,901	198,115
Commercial lines of credit:
Private banking	—	—	—	—	10,874	10,874
C&I lending	—	—	—	—	8,397	8,397
Other consumer	—	—	—	—	36	36
Total	$64,736	$12,795	$16,356	$93,887	$2,748,371	$2,842,258

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

December 31, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
Residential first mortgage	$36,112	$5,112	$14,532	$55,756	$2,396,800	$2,452,556
Residential second mortgage	97	295	210	602	23,708	24,310
Commercial real estate:
Retail	—	—	40	40	6,089	6,129
Multifamily	—	—	—	—	64,873	64,873
Offices	—	—	—	—	28,048	28,048
Hotel/ Single room occupancy hotels	5,605	—	—	5,605	76,165	81,770
Industrial	—	—	—	—	14,150	14,150
Other	—	—	—	—	45,111	45,111
Construction	15,008	—	—	15,008	163,368	178,376
Commercial lines of credit:
Private banking	—	—	—	—	11,914	11,914
C&I lending	1,249	—	—	1,249	4,740	5,989
Other consumer	—	—	—	—	34	34
Total	$58,071	$5,407	$14,782	$78,260	$2,835,000	$2,913,260

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

As a response to COVID-19, the Company has offered forbearance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to customers facing COVID-19 related financial difficulties. The Company is not adjusting the aging of loans for customers granted a payment deferral in response to COVID-19. These loans remain in the aging category that was applicable at the time of payment deferral. Interest continues to accrue on these loans.

Troubled Debt Restructurings

At March 31, 2020 and December 31, 2019, the balance of outstanding loans identified as troubled debt restructurings was $24,563 and $13,708, respectively. The allocated portion of the allowance for loan losses with respect to these loans was $47 and $48 at March 31, 2020 and December 31, 2019, respectively. There were no loans identified as troubled debt restructurings that subsequently defaulted.

During the three months ended March 31, 2020, the Bank modified the terms of two construction loans and one private banking loan with an extension of the maturity dates at the contract's existing rate of interest, which is lower than the current market rate for new debt with similar risk. The total outstanding recorded investments were $10,863 both before and after modification. During the three months ended March 31, 2019, the Bank modified the terms of a construction loan by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $1,046 both before and after modification. The effect of the modification on the allowance for loan losses was not significant.

The terms of certain other loans have been modified during the three months ended March 31, 2020 and 2019 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Certain provisions of the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, a modification deemed to be COVID-19 related would not be considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19 related modification should not be considered a troubled debt restructuring if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, the Company had implemented a COVID-19 forbearance program that generally provides for principal and interest forbearance for 120 days to residential and commercial borrowers and these loans were not considered troubled debt restructurings. As of March 31, 2020, the Company had received approximately 150 forbearance requests under this program with an aggregate loan balance of $70,288, the vast majority of which were in the process of review as of that date. As of September 30, 2020, the Company approved 245 forbearance requests on loans totaling $114,989. Of these, 116 loans, totaling $69,828 have completed the agreed-upon deferment period and have returned to normal debt service. There are 62 loans that remain in payment deferral totaling $75,161.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Foreclosure Proceedings

At March 31, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $8,132 and $1,643, respectively.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At March 31, 2020 and December 31, 2019, the risk rating of loans by class of loans was as follows:

March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,304,928	$—	$15,459	$357	$2,320,744
Residential second mortgage	24,079	—	505	—	24,584
Commercial real estate:
Retail	16,118	833	1,079	—	18,030
Multifamily	84,601	7,118	1,553	—	93,272
Offices	24,343	—	3,479	—	27,822
Hotels/ Single room occupancy hotels	28,205	15,355	29,927	—	73,487
Industrial	5,888	—	8,201	—	14,089
Other	45,468	916	6,424	—	52,808
Construction	163,679	14,539	19,897	—	198,115
Commercial lines of credit:
Private banking	9,632	1,242	—	—	10,874
C&I lending	7,015	1,382	—	—	8,397
Other consumer loans	36	—	—	—	36
Total	$2,713,992	$41,385	$86,524	$357	$2,842,258

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Residential real estate:

Residential first mortgage	$2,438,024	$—	$14,077	$455	$2,452,556
Residential second mortgage	24,100	—	210	—	24,310
Commercial real estate:
Retail	4,195	834	1,100	—	6,129
Multifamily	56,164	7,150	1,559	—	64,873
Offices	24,484	645	2,919	—	28,048
Hotels/ Single room occupancy hotels	60,074	18,189	3,507	—	81,770
Industrial	5,894	8,256	—	—	14,150
Other	37,693	920	6,498	—	45,111
Construction	156,339	7,008	15,029	—	178,376
Commercial lines of credit:
Private banking	10,669	1,245	—	—	11,914
C&I lending	4,013	—	1,976	—	5,989
Other consumer	34	—	—	—	34
Total	$2,821,683	$44,247	$46,875	$455	$2,913,260

During the three months ended March 31, 2019, the Bank sold pools of residential real estate mortgages for $49,891 to third-party investors. The transactions resulted in full de-recognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $2,442. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages. For more information on repurchase exposures, see Note 16— Commitments and Contingencies.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Residential real estate mortgage loan portfolios serviced for:
FNMA	$136,184	$130,425
FHLB	87,753	86,778
Private investors	610,094	656,035
Total	$834,031	$873,238

Custodial escrow balances maintained with these serviced loans were $7,122 and $7,688 at March 31, 2020 and December 31, 2019, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended March 31,
	2020	2019
Mortgage servicing rights:
Beginning of period	$10,845	$10,733
Additions	107	843
Amortization	(650)	(684)
End of period	10,302	10,892

Valuation allowance at beginning of period	1,080	100
Additions (recoveries)	1,246	37
Valuation allowance at end of period	2,326	137

Mortgage servicing rights, net	$7,976	$10,755

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $(911) and $325 for the three months ended March 31, 2020 and 2019, respectively.

The fair value of mortgage servicing rights was $8,119 and $10,271 at March 31, 2020 and December 31, 2019, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at March 31, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 7.3% to 47.8%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 47.1%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

At March 31, 2020 and December 31, 2019, the carrying amount of certain individual groupings exceeded their fair values. See Note 13—Fair Values of Financial Instruments.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,377,610 and $1,154,076 at March 31, 2020 and December 31, 2019, respectively. Time deposits included brokered deposits of $167,751 and $25,000 at March 31, 2020 and December 31, 2019, respectively.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Time deposits that meet or exceed the FDIC insurance limit of $250 were $335,218 and $283,457 at March 31, 2020 and December 31, 2019, respectively.

Note 8—FHLB Borrowings

FHLB borrowings at March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	Interest Rates	December 31, 2019	Interest Rates
Long-term fixed rate advances	$329,000	0.43%-1.96%	$229,000	1.07%-1.96%

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2020 to February 2030. Interest on these advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At March 31, 2020, advances totaling $307,000 were callable by the FHLB as follows: $100,000 in August 2020; $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At March 31, 2020, the Bank had additional borrowing capacity of $430,153 from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the three months ended March 31, 2020 and 2019 was $5 and $4,133, respectively. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.53% and 1.99% at March 31, 2020 and December 31, 2019, respectively. The agreement has a one-year term and terminates in October 2020.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans totaling $1,157,536 and $933,747 at March 31, 2020 and December 31, 2019, respectively.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $70,000 at both March 31, 2020 and December 31, 2019. There were no borrowings under these credit lines during the three months ended March 31, 2020 or the year ended December 31, 2019.

Note 9—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	March 31, 2020	December 31, 2019
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	458	474
Unamortized debt issuance costs	(240)	(295)
Total	$65,218	$65,179

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,177 and $1,174 for the three months ended March 31, 2020 and 2019, respectively. The Notes mature in April 2026.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 14—Regulatory Capital Requirements.

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

During the three months ended March 31, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82, including commissions and fees (average repurchase price of $7.57 per share). Such repurchases of common stock were funded through cash generated from operations. As of March 31, 2020, the Company had $19,568 of common stock purchases remaining that may be made under the program.

In March 2020, in connection with the issues giving rise to the internal review of the Advantage Loan Program (the “Internal Review”), the Company suspended the stock repurchase program for at least the near term.

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

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant, while stock options awards granted beginning in 2020 will vest ratably over three years (33% per year) after the date of grant. All stock option awards have a maximum term of ten years.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

On March 2, 2020, the board of directors approved the issuance of options to purchase 67,361 shares of common stock with an exercise price of $7.10 to certain key employees, which are accounted for as equity awards. These options to purchase shares of common stock had a weighted average grant-date fair value of $1.78 per option. The grant-date fair value of each stock option award was estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

Exercise price of options	$7.10
Risk-free interest rate	0.94%
Expected term (in years)	6.00
Expected stock price volatility	26.45%
Dividend yield	.56%

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2020	142,477	$12.29	8.60	$—
Granted	67,361	7.10
Exercised	—	—
Forfeited/expired	(8,673)	11.78
Outstanding at March 31, 2020	201,165	$10.57	8.88	$—

The Company recorded stock-based compensation expense associated with stock options of $26 and $32 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $422 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.51 years. No options are exercisable at March 31, 2020.

Restricted Stock Awards

On March 2, 2020, the board of directors approved the issuance of 141,374 restricted stock awards to certain key employees. The restricted stock awards vest ratably over three years (33% per year) after the date of grant. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2020	100,096	$11.02
Granted	141,374	6.98
Vested	—	—
Forfeited	(7,197)	11.35
Nonvested at March 31, 2020	234,273	$8.57

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $83 and $94 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $1,557 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.78 years.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 12—Income (Loss) Per Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially dilutive common shares using the treasury stock method. The following table presents the computation of income (loss) per share, basic and diluted:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(4,030)	$15,683

Denominator:
Weighted average common shares outstanding, basic	49,837,662	52,554,446
Weighted average effect of potentially dilutive common shares:
Stock options	—	—
Restricted stock	—	8,374
Weighted average common shares outstanding, diluted	49,837,662	52,562,820

Income (loss) per share:
Basic	$(0.08)	$0.30
Diluted	$(0.08)	$0.30

For the three months ended March 31, 2020, the effect of 234,273 nonvested restricted shares of common stock and 201,165 options to purchase shares of common stock were excluded in computing diluted income per common share, as the inclusion would be antidilutive. For the three months ended March 31, 2019, the effect of 104,244 nonvested restricted shares of common stock and 177,514 options to purchase shares of common stock were excluded in computing diluted income per common share, as the inclusion would be antidilutive.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2020 and December 31, 2019:

		Fair Value Measurements at March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$96,866	$96,866	$—	$—
Mortgage-backed securities	15,161	—	15,161	—
Collateralized mortgage obligations	41,617	—	41,617	—
Collateralized debt obligations	189	—	—	189
Equity securities	5,089	5,089	—	—

		Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$122,803	$122,803	$—	$—
Mortgage-backed securities	23,104	—	23,104	—
Collateralized mortgage obligations	1,183	—	1,183	—
Collateralized debt obligations	199	—	—	199
Equity securities	5,009	5,009	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2020 and 2019:

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	March 31, 2020	March 31, 2019
Balance of recurring Level 3 assets at beginning of period	$199	$297
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(9)	(6)
Principal maturities/settlements	(1)	(1)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$189	$290

Unrealized losses on Level 3 investments for collateralized debt obligations was $26 and $17 at March 31, 2020 and December 31, 2019, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $2 and $4 for the three months ended March 31, 2020 and 2019, respectively.

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

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at March 31, 2020 and December 31, 2019, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at March 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$7,466	$—	$—	$7,466

	Fair Value Measurements at December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage servicing rights	$7,949	$—	$—	$7,949

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (1)
Mortgage servicing rights	$7,466	Discounted cash flow	Discount rate	9.5% - 12.0% (11.7%)
			Prepayment speed	7.8% - 47.8% (22.5%)
			Default rate	0.1% - 0.3% (0.2%)

(1) The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average) (1)
Mortgage servicing rights	$7,949	Discounted cash flow	Discount rate	9.5% - 12.0% (11.9%)
			Prepayment speed	7.2% - 47.1% (21.3%)
			Default rate	0.1% - 0.3% (0.2%)

(1) The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2020 and December 31, 2019, are as follows:

	Fair Value Measurements at March 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$391,009	$391,009	$391,009	$—	$—
Interest-bearing time deposits with other banks	1,025	1,031	—	1,031	—
Mortgage loans held for sale	3,776	3,890	—	3,890	—
Loans, net	2,799,645	2,840,329	—	—	2,840,329

Financial Liabilities
Time deposits	1,377,610	1,383,282	—	1,383,282	—
Federal Home Loan Bank borrowings	329,000	344,961	—	344,961	—
Subordinated notes, net	65,218	59,150	—	59,150	—

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

Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. At present, in order to avoid the imposition of restrictions on capital distributions and discretionary bonus payments, the Company in required to maintain a capital conservation buffer of at least 2.50%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio of 7.0%, respectively (in each case accounting for the required capital conservation buffer). Management believes that at March 31, 2020, the Company and the Bank meet all regulatory capital requirements to which they are subject.

The holding company contributed $50,000 of capital into the Bank during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the applicable capital adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimums not including the capital conservation buffer, at March 31, 2020 and December 31, 2019 are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$413,905	21.15%	$156,553	8.00%	N/A	N/A
Bank	396,945	20.37	155,911	8.00	$194,889	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	327,917	16.76	117,415	6.00	N/A	N/A
Bank	372,307	19.10	116,933	6.00	155,809	8.00
Common Equity Tier 1 (CET1)
Consolidated	327,917	16.76	88,061	4.50	N/A	N/A
Bank	372,307	19.10	87,700	4.50	126,595	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	327,917	9.95	131,795	4.00	N/A	N/A
Bank	372,307	11.31	131,681	4.00	164,337	5.00

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total adjusted capital to risk-weighted assets
Consolidated	$419,327	21.49%	$156,081	8.00%	N/A	N/A
Bank	346,985	17.82	155,809	8.00	$194,761	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,418	17.04	117,061	6.00	N/A	N/A
Bank	325,255	16.70	116,857	6.00	155,809	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,418	17.04	87,796	4.50	N/A	N/A
Bank	325,255	16.70	87,643	4.50	126,595	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	332,418	10.11	131,471	4.00	N/A	N/A
Bank	325,255	9.90	131,469	4.00	164,337	5.00

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

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in “qualified thrift investments”, including mortgage loans, housing- and real estate-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is “well capitalized” as defined by regulatory guidelines.

At March 31, 2020, the Bank has the ability to pay aggregate dividends of approximately $79,036 to the Company without prior regulatory approval.

Note 15—Related Party Transactions

From time to time, the Company makes charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $225 to the foundation during both the three months ended March 31, 2020 and 2019.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Bank provides monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $27 during both the three months ended March 31, 2020 and 2019.

The Company leases certain storage and office space from entities owned by the Company’s controlling shareholders. Amounts paid under such leases totaled $60 and $59 during the three months ended March 31, 2020 and 2019, respectively. The Company also subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $69 and $68 during the three months ended March 31, 2020 and 2019, respectively.

Note 16—Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At March 31, 2020, outstanding commitments to make loans consisted of fixed rate loans of $49,123 with interest rates ranging from 2.375% to 4.50% and maturities ranging from 15 years to 30 years and variable rate loans of $38,640 with varying interest rates (ranging from 3.375% to 6.75% at March 31, 2020) and maturities ranging from 15 to 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At March 31, 2020, the unused lines of credit include residential second mortgages of $20,283, construction loans of $212,448, commercial lines of credit of $11,716 and consumer loans of $401. These unused lines of credit consisted of fixed rate loans of $438 with interest rates ranging from 5.25% to 18.0% and maturities ranging from three months to 7 years and variable rate loans of $244,410 with varying interest rates (ranging from 3.25% to 8.5%) and maturities ranging from one month to 15 years.

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

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Commitments to make loans	$87,762	$76,927
Unused lines of credit	244,848	220,553
Standby letters of credit	24	24

Legal Proceedings

The Bank is currently under formal investigation by the OCC and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the “OCC Agreement”), relating primarily to certain aspects of its Bank Secrecy Act/Anti-Money Laundering compliance program as well as the Bank’s credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. Specifically, the OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. Further, any failure to comply with the requirements of the OCC Agreement could result in further enforcement actions, the imposition of material restrictions on the activities of the Bank, or the assessment of fines or penalties. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third party vendor, and engage a third party to conduct a model validation for its BSA/AML monitoring software.

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in the Company’s results of operations for the first quarter of 2020.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Bank also has received grand jury subpoenas from the United States Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank expects to incur significant costs in its efforts to comply with the DOJ investigation in 2020.

In addition, the Company, certain of its current and former officers and directors, and other parties have been named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the United States District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC, and during earnings calls. The Company filed a motion to dismiss the amended complaint with the court on September 22, 2020. The Company intends to vigorously defend this and any related actions.

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the program (the “Internal Review”). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the “Special Committee”), has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Results from the Special Committee’s Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company has permanently discontinued the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed herein, and it is possible additional work will be required in connection with the Internal Review.

As of December 31, 2019, the Company established a liability of $25,000 for contingent losses based on additional information obtained during the course of the Internal Review and significant judgments by management. The Company has maintained the same level of liability for contingent losses at March 31, 2020. The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s financial condition or results of operations.

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

Mortgage Loan Repurchase Liability

During the period 2015 through 2019, the Company sold portfolio loans originated under the Advantage Loan Program to private investors in the secondary market. The Company also sells conventional residential mortgage loans (which excludes Advantage Loan Program loans) in the secondary market primarily to Federal National Mortgage Association (“Fannie Mae”) on an ongoing basis. In connection with these loans sold, the Company makes customary representations and warranties about various characteristics of each loan. The Company may be required pursuant to the terms of the applicable mortgage loan purchase and sale agreements to repurchase any previously sold loan or indemnify (make whole) the investor for which the representation or warranty of the Company proves to be inaccurate, incomplete or misleading. In the event of a repurchase, the Company is typically required to pay the unpaid principal balance, the proportionate premium received when selling the loans and certain expenses. Historically, any repurchases due to a breach of any such representations and warranties have been de minimis.

STERLING BANCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Bank recorded a total mortgage repurchase liability of $7,823 at December 31, 2019 primarily related to probable losses on the sold Advantage Loan Program loan portfolio taking into account the results of the Internal Review. The Bank has maintained the same level of mortgage repurchase liability at March 31, 2020. The repurchase liability is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential mortgage loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $713,427 and $759,568 at March 31, 2020 and December 31, 2019, respectively.

The repurchase liability reflects management’s estimate of losses based on a combination of factors. The Company’s estimation process requires management to make subjective and complex judgements about matters that are inherently uncertain, such as future repurchase demand expectations, economic factors, and findings from the Internal Review. The actual repurchase losses could vary significantly from the recorded repurchase liability, depending on the outcome of various factors, including those previously discussed.

Note 17—Subsequent Events

Repurchases of Mortgage Loans

In May 2020, the Company negotiated the repurchases of two pools of Advantage Loan Program loans sold to the secondary market with a total outstanding unpaid principal balance of $38,704. The Company recognized a loss of $136 in other non-interest expense in connection with this repurchase. These loans were previously sold to such third-party investors with servicing retained and were considered to be performing at the acquisition date.

In addition, to avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of our sold Advantage Loan Program loan portfolio.

In July 2020, three third-party investors accepted the above mentioned offer, from which the Company repurchased three pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $19,251. The Company recognized a loss of $135 in other non-interest expense and charged a loss of $433 against mortgage repurchase liability in connection with this repurchase. These loans were previously sold to such third-party investors with servicing retained and were considered to be performing at the acquisition date.

Executive Transition

The Company experienced significant executive transitions in late 2019 continuing through the first half of 2020. On May 7, 2020, Thomas Lopp resigned from each of his positions with the Company, including Chairman, President and Chief Executive Officer, and the board of directors appointed Stephen Huber as interim Chief Executive Officer in addition to his existing role as Chief Financial Officer. On May 29, 2020, Michael Montemayor was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Effective June 3, 2020, the Company and the Bank appointed Thomas M. O’Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O’Brien.

Stock-based Compensation

Effective June 3, 2020, the Company and the Bank appointed Thomas M. O’Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. In connection with Mr. O’Brien entering into an Employment Agreement with the Company on May 31, 2020, on June 5, 2020 the Company granted Mr. O’Brien options to purchase 300,000 shares of common stock with an exercise price of $4.00 per share. The options vest 1/3 on January 1, 2021, 1/3 on the first anniversary of the date of grant, and 1/3 on January 1, 2022 subject to his remaining employed on the vesting date; provided that the unvested portion of the Option would vest immediately in full upon Mr. O’Brien’s termination of employment due to “death” or “disability” and would vest immediately in full upon a “change of control” (each, as defined in Mr. O’Brien’s Employment Agreement). In the event of termination of employment other than termination for “cause” (as defined in Mr. O’Brien’s Employment Agreement), if the Option is exercisable at the time of such termination of employment, it will remain exercisable for three years following termination, provided that Mr. O’Brien remains in compliance with certain terms contained in his Employment Agreement. The Company is required to cause such equity awards to be registered with the SEC as soon as practicable following the Company’s eligibility to do so. The options have a maximum term of ten years. The unrecognized compensation cost associated with Mr. O'Brien's stock options was $354 at the time of grant. The cost is expected to be recognized over a weighted-average period of 1.05 years.

Subsequent to March 31, 2020, a total of 93,029 nonvested restricted stock awards and 123,238 options to purchase shares of common stock have been forfeited due to the termination or resignation of employees and loan officers, whether in connection with the Internal Review or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on October 6, 2020.

Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Sterling,” “we,” “our,” “us” or “the Company” refer to Sterling Bancorp, Inc., a Michigan corporation, and its subsidiaries, including Sterling Bank & Trust, F.S.B., which we sometimes refer to as “Sterling Bank,” “the Bank” or “our Bank.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals, and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	The result of the internal review in connection with our Advantage Loan Program and related matters;

•	The impact of the permanent discontinuation of our Advantage Loan Program;

•	Terminations, resignations and departures of top loan producers and other key employees;

•	The results of investigations of us by the OCC, the DOJ, or other governmental agency;

•	The costs of litigation, including settlements and judgments;

•	Compliance with the OCC Agreement;

•	New legislation, regulation, or governmental policy affecting the financial services industry;

•	Adverse effects which may arise in connection with the material weaknesses in our internal control over financial reporting or our failure to promptly remediate them;

•	The outbreak of the COVID-19 pandemic, or an outbreak of other highly infectious or contagious diseases;

•	Market volatility;

•	Potential future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold into the secondary market;

•	Our ability to comply with The Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, including our ability to timely file our future periodic reports with the SEC;

•	Our concentration in residential mortgage loans;

•	Our geographic concentration of loans and operations in California;

•	Strong competition within our market areas with respect to our products and pricing;

•	Our ability to attract deposits and other sources of liquidity;

•	The value of our mortgage servicing rights;

•	Operational risks resulting from a high volume of financial transactions and increased reliance on technology;

•	Failure to obtain external financing on favorable terms, or at all, in the future;

•	Changes in the state of the general economy and the financial markets;

•	The credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	The overall quality of the composition of our loan and securities portfolios;

•	Legislative and regulatory changes, including the implementation of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of FDIC insurance and other coverages;

•	Inflation, interest rate, market and monetary shifts, including uncertainty relating to the calculation and transition from LIBOR;

•	Changes in the financial performance and/or condition of our borrowers;

•	Adverse changes in securities markets, including such changes to the valuation of our securities portfolio;

•	Changes in accounting policies and practices, as may be adopted by the FASB;

•	Changes in estimates of future loan loss reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	The effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“FRB” or "Federal Reserve");

•	Tax matters, including changes in corporate tax rates and any disagreements with taxing authorities;

•	Changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	Fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	The effect of gentrification or adverse political developments on minority and immigrant individuals, which is one of our historical markets;

•	The inability of key third-party providers, customers, and counterparties to provide accurate and complete information and perform their obligations to us;

•	Our operational, technological, and organizational infrastructure, including whether our enterprise risk management framework effectively mitigates risk and loss and whether we can keep pace with technological change;

•	Our employees’ adherence to our internal policies and procedures;

•	Adverse international conditions and their effect on our customers;

•	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC;

•	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval;

•	Our ability to continue to pay dividends; and

•	Our success at managing the risks involved in the foregoing.

The foregoing factors should not be construed as an exhaustive list and should be read in conjunction with other cautionary statements that are included in the items set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

Company Overview

We are a unitary thrift holding company headquartered in Southfield, Michigan and our primary business is the operation of our wholly owned subsidiary, Sterling Bank. Through Sterling Bank, we offer a range of loan products to the residential and commercial markets, as well as retail banking services.

Historical Business Strategy

During the quarter ended March 31, 2020, we continued to pursue our historical strategy of originating residential mortgage loans both for retention in our portfolio and sale to the secondary market, as well as growing our commercial real estate and construction lending portfolios. During the year ended December 31, 2019, our Advantage Loan Program generated approximately 77% of our residential mortgage loan production. However, as discussed further below, in the fourth quarter of 2019, our board of directors became aware of significant compliance issues in connection with the origination of residential mortgage loans under the Advantage Loan Program, which ultimately led to the voluntary suspension, and then permanent discontinuation, of the Advantage Loan Program.

Formal Agreement, Internal Review and Permanent Discontinuation of Advantage Loan Program

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the program (the “Internal Review”). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the “Special Committee”), has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Results from the Special Committee’s Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company has permanently discontinued the Advantage Loan Program.

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

The Company experienced significant executive transitions in late 2019 continuing through the first half of 2020. On October 17, 2019, the Company announced the retirement of its then-Chairman and Chief Executive Officer, Gary Judd, with such retirement to be effective November 30, 2019. On October 15, 2019, the board of directors appointed Thomas Lopp, the Company’s then-President, Chief Financial Officer and Chief Operating Officer, to assume the role of Chief Executive Officer and Chairman effective upon Mr. Judd’s retirement. The board of directors also appointed Stephen Huber as Chief Financial Officer, also effective November 30, 2019. On May 7, 2020, Mr. Lopp resigned from each of his positions with the Company and the board of directors appointed Mr. Huber as interim Chief Executive Officer. On May 29, 2020, Michael Montemayor was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Office with a starting date of February 3, 2020. Since October 1, 2019, more than 100 officers and employees have been terminated or have resigned, including more than 35 loan officers, whether in connection with the Internal Review or otherwise.

The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the “OCC Agreement”), relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank’s credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of  an independent review of account and transaction activity to be conducted by a third party vendor, and engage a third party to conduct a model validation for its BSA/AML monitoring software.

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our results of operations for the quarter ended March 31, 2020.

The Bank also has received grand jury subpoenas from the DOJ requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation.

In addition, the Company, certain of its current and former officers and directors, and other parties have been named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the United States District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC, and during earnings calls. The Company filed a motion to dismiss the amended complaint with the court on September 22, 2020. The Company intends to vigorously defend this and any related actions.

The Company has incurred significant legal expenses in 2020 in connection with the government investigations and in defending the litigation. For further information regarding these matters, see “Part II, Item 1. Legal Proceedings.”

The Strategy for 2020 and Beyond

Effective June 3, 2020, the Company and the Bank hired Thomas M. O’Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Prior to being hired, Mr. O’Brien provided consulting services to the board of directors of the Bank under a consulting agreement since March 2020. An accomplished leader in the financial services industry with over 44 years of industry experience, Mr. O'Brien will report to the boards of directors of the Company and the Bank. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O'Brien.

The current focus of the Company is to work hard to resolve its outstanding compliance and regulatory issues, government investigations and third party litigation, develop a strong culture of compliance, re-establish strong credit metrics for new lending initiatives, hire new key business development and operations personnel, and establish a new path forward to service our customers’ needs and build investor confidence. This renewal effort will be complicated by the impact of COVID-19 and its impact on the national economy and the markets in which we focus our products and services. While the Company will continue to work on initiatives to diversify its overall loan production and to review new residential loan products, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. Accordingly, the permanent discontinuation of the Advantage Loan Program will likely have an adverse impact on our results of operations as repayments from our residential loan portfolio will need to be invested in lower yielding assets until new loan programs can commence.

Impact of COVID-19

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

The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the outbreak of COVID-19 in the United States, more than 50 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. As of the end of June 2020, the national unemployment rate was 11.1%. Although an improvement from the 14.7% national unemployment rate observed in April 2020, the current rate of unemployment is substantially higher than the 3.6% national unemployment rate observed in January 2020 prior to the outbreak of COVID-19 in the United States. Further, the Federal Pandemic Unemployment Compensation, which under Section 2104 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows for additional payments to covered individuals of up to $600 per week, expired as of July 31, 2020 and it is uncertain whether this benefit will be renewed by Congress.

The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility. To help address these issues, the Federal Open Market Committee (“FOMC”) has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. At its June and July meetings, the FOMC continued its commitment to this approach, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC’s maximum-employment and price-stability goals. In addition, in order to support the flow of credit to households and businesses, the FRB indicated that it will continue to increase its holdings of U.S. Treasury securities and agency residential and commercial mortgage-backed securities to sustain proper functioning of the financial markets.

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

Additionally, in many states in which we do business or in which our borrowers and loan collateral are located, temporary bans on evictions and foreclosures have been enacted through a mix of executive orders, regulations, and judicial orders. Certain such relief orders have since expired, although several states, including New York and New Jersey, have extended their temporary orders and may continue to do so indefinitely. In addition, in New York, Governor Andrew Cuomo signed legislation on June 17, 2020 that expands mortgage forbearance available for those experiencing financial hardship during the crisis caused by the COVID-19 pandemic. The legislation applies to those who have mortgages with state-regulated financial institutions and is intended to be an expansion of the CARES Act’s mortgage forbearance provisions. The legislation provides up to one year of forbearance if the borrower’s hardship persists and provides flexible payment options.

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

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the first quarter of 2020, the most notable financial impacts to our results of operations was a higher provision for loan losses primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers and employees that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. Our COVID-19 Hardship Forbearance Program provides a 120-day deferral of principal and interest payments for residential mortgages. Interest will continue to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest will be added to their outstanding principal balance, while keeping the principal and interest payment at the amount determined in accordance with the terms of their note, thus extending the loan’s maturity date. The terms for commercial loan forbearances are reviewed and determined on a case by case basis. As of March 31, 2020, the Company had received approximately 150 forbearance requests under this program with an aggregate loan balance of $70,288, the vast majority of which were in the process of review as of that date.

During this volatile time, we remain focused on our capital and liquidity. Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes with a Common Equity Tier 1 ratio for the Company of 16.97% and a ratio of Tier 1 Capital to adjusted tangible assets of 10.07%. See “Liquidity and Capital Resources.” We have a liquid balance sheet, with access to funding sources, as necessary. As a mortgage servicer, we are required to advance principal and interest on loans under forbearance for a period of up to four months and tax and insurance payments until the owners of the loans make us whole. Although the servicing advances for loans in forbearance have not been significant, should the demand for loan forbearance continue to increase as a result of the effects of COVID-19, our liquidity position could be negatively impacted.

The duration and severity of the effect of COVID-19 on economic, market and business conditions remain uncertain. We are subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, which may have an adverse effect on our business, financial condition and results of operations.

Overview of Quarterly Performance

As of March 31, 2020, the Company had total consolidated assets of $3.48 billion, total consolidated deposits of $2.65 billion and total consolidated shareholders’ equity of $328.7 million.

We incurred a net loss of $4.0 million for the three months ended March 31, 2020, or $(0.08) per diluted share, compared to a net income of $15.7 million for the three months ended March 31, 2019, or $0.30 per diluted share. Cash and due from banks increased to $390.0 million at March 31, 2020 from $77.8 million at December 31, 2019, reflecting increased cash flows from loan payments and the discontinuation of our Advantage Loan Program combined with the lack of an alternative loan product to effectively reinvest such proceeds during the quarter. The decrease in net income was primarily attributable to a significant increase in the provision for loan losses, as well as an increase in professional fees related to the government investigations and litigation and a decrease in gain on sale of portfolio loans due to the absence of portfolio loan sales during the quarter. The increase in the provision for loan losses reflects our evaluation of the current and expected impacts on our loan portfolios from the COVID-19 pandemic and risk-rating downgrades of certain commercial real estate and construction loans. The decrease in net income was partially offset by an income tax benefit as a result of the decrease in pre-tax income. Our net interest margin declined to 3.57% for the three months ended March 31, 2020 from 3.86% for the same period in 2019, reflecting the prevailing lower interest rate environment in which we were originating new portfolio loans and the reinvestment of substantial loan payments into lower-yielding interest-earning assets.

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

During the three months ended March 31, 2020, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on October 6, 2020.

Financial Condition

The Company’s total assets were $3.48 billion at March 31, 2020 compared to $3.24 billion at December 31, 2019. Total loans, net of allowance for loan losses, decreased slightly to $2.80 billion as compared to $2.89 billion at December 31, 2019. The investment securities portfolio increased $6.6 million, or 4%, to $159.2 million at March 31, 2020 from $152.5 million at December 31, 2019. Deposits increased $149.9 million, or 6%, to $2.65 billion at March 31, 2020. Borrowings, excluding subordinated notes, increased $100.0 million, or 44%, to $329.0 million at March 31, 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31, 2020		At December 31, 2019
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate:
Residential real estate	$2,345,328	82%	$2,476,866	85%
Commercial real estate	279,508	10%	240,081	8%
Construction	198,115	7%	178,376	6%
Total real estate	2,822,951	99%	2,895,323	99%
Commercial lines of credit	19,271	1%	17,903	1%
Other consumer	36	—%	34	—%
Total loans	2,842,258	100%	2,913,260	100%
Allowance for loan losses	(42,613)		(21,730)
Loans, net	$2,799,645		$2,891,530

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at March 31, 2020:

	Fixed	Adjustable	Total
	(In thousands)
Real estate:
Residential real estate	$34,414	$2,310,914	$2,345,328
Commercial real estate	43,267	236,241	279,508
Construction	—	198,115	198,115
Commercial lines of credit	333	18,938	19,271
Other consumer	36	—	36
Total	$78,050	$2,764,208	$2,842,258

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of March 31, 2020:

March 31, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial Lines of Credit	Other Consumer	Total
	(In thousands)
Amounts to adjust in:
6 months or less	$346,201	$18,952	$198,115	$18,938	$—	$582,206
More than 6 months through 12 months	406,309	20,580	—	—	—	426,889
More than 12 months through 24 months	520,665	30,915	—	—	—	551,580
More than 24 months through 36 months	520,770	48,632	—	—	—	569,402
More than 36 months through 60 months	454,625	112,453	—	—	—	567,078
More than 60 months	62,344	4,709	—	—	—	67,053
Fixed to Maturity	34,414	43,267	—	333	36	78,050
Total	$2,345,328	$279,508	$198,115	$19,271	$36	$2,842,258

At March 31, 2020, $448.6 million, or 16.2%, of our adjustable interest rate loans were at their interest rate floor.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2020 and December 31, 2019, we had $48 thousand and $50 thousand, respectively, of accruing loans past due 90 days, consisting primarily of residential real estate loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At March 31, 2020 and December 31, 2019, we had troubled debt restructuring loans of $129 thousand and $138 thousand, respectively, in nonaccrual status.

The following table sets forth information regarding our nonperforming assets at the dates indicated. The table does not include CARES Act loan modifications.

	At March 31, 2020	At December 31, 2019
	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$16,273	$14,692
Commercial real estate	35	40
Construction	—	—
Commercial lines of credit	—	—
Other consumer	—	—
Total nonaccrual loans	16,308	14,732
Loans past due 90 days and still accruing	48	50
Troubled debt restructurings (2)	24,434	13,570
Total nonperforming assets	$40,790	$28,352
Total loans	$2,842,258	$2,913,260
Total assets	$3,477,375	$3,244,884
Total nonaccrual loans to total loans	0.57%	0.51%
Total nonperforming assets to total assets	1.17%	0.87%

(1)	Loans are presented before the allowance for loan losses.

(2)	Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	March 31, 2020			December 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Residential real estate	$30,005	$12,795	$16,321	$36,209	$5,407	$14,742
Commercial real estate	14,517	—	35	5,605	—	40
Construction	20,214	—	—	15,008	—	—
Commercial lines of credit	—	—	—	1,249	—	—

Other consumer	—	—	—	—	—	—
Total delinquent loans	$64,736	$12,795	$16,356	$58,071	$5,407	$14,782

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$21,730	$21,850
Charge offs:
Residential real estate	—	—
Commercial real estate	—	—
Construction	—	—
Commercial lines of credit	—	(176)
Other consumer	—	—
Total charge offs	—	(176)

Recoveries:
Residential real estate	10	5
Commercial real estate	19	31
Construction	1	2
Commercial lines of credit	—	—
Other consumer	—	—
Total recoveries	30	38
Net (charge offs) recoveries	30	(138)
Provision (recovery) for loan losses	20,853	(1,014)
Allowance for loan losses at end of period	$42,613	$20,698
Nonperforming loans and troubled debt restructurings at end of period	$40,790	$14,144
Total loans outstanding at end of period	$2,842,258	$2,944,274
Average loans outstanding during period	$2,870,715	$2,942,261
Allowance for loan losses to nonperforming loans and troubled debt restructurings	105%	146%
Allowance for loan losses to total loans at end of period	1.50%	0.75%
Net charge offs (recoveries) to average loans outstanding during the period	—%	—%

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans classified as Substandard, Doubtful and Special Mention were as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Special Mention	$41,385	$44,247
Substandard	86,524	46,875
Doubtful	357	455
Total	$128,266	$91,577

Total special mention, substandard and doubtful loans were $128.3 million, or 4.51% of total loans, at March 31, 2020, compared to $91.6 million, or 3.14% of total loans, at December 31, 2019. The increase in substandard loans was mainly attributable to eight commercial real estate loans totaling $35.3 million and one construction loan of $4.9 million being downgraded as well as 16 residential loans totaling $6.5 million becoming 90 days or more past due, partially offset by $3.3 million of loans paid in full. Commercial real estate loans secured by hotels/single-room occupancy hotels accounted for $26.4 million of that category’s downgrades as this industry was highly impacted by COVID-19.

At March 31, 2020, our impaired loans increased to $29.5 million from $19.8 million at December 31, 2019, primarily due to two construction loans totaling $9.6 million being added to impaired status. Currently, the Bank estimates no additional allowance for loan losses related to these newly added impaired loans is required due to collateral coverage.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At March 31, 2020		At December 31, 2019
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$19,154	82%	$12,336	85%
Commercial real estate	11,261	10%	5,243	8%
Construction	11,439	7%	3,822	6%
Commercial lines of credit	368	1%	328	1%
Other consumer	1	—%	1	—%
Unallocated	390	N/A	—	N/A
Total	$42,613	100%	$21,730	100%

The allowance for loan losses as a percentage of loans was 1.50% and 0.75% as of March 31, 2020 and December 31, 2019, respectively. The total allowance for loan losses increased to $42.6 million from $21.7 million as we recorded a $20.9 million provision for loan losses which reflected the estimated impact from the COVID-19 outbreak as well as the $36.7 million increase in special mention, substandard and doubtful loans.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities portfolio at the dates indicated. We have increased our debt securities portfolio in order to maintain our on-hand liquidity target levels.

	At March 31,		At December 31,
	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury securities	$95,949	$96,866	$122,634	$122,803
Mortgage-backed securities	15,157	15,161	23,028	23,104
Collateralized mortgage obligations	41,458	41,617	1,138	1,183
Collateralized debt obligations	215	189	216	199
Total	$152,779	$153,833	$147,016	$147,289

At March 31, 2020 and December 31, 2019, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders’ equity.

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

At March 31, 2020, gross unrealized losses on debt securities totaled $93 thousand. We do not consider the debt securities to be other-than-temporarily impaired at March 31, 2020, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At March 31, 2020 and December 31, 2019, equity securities totaled $5.3 million.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.65 billion at March 31, 2020, compared to $2.50 billion at December 31, 2019. The increase was primarily attributable to a $142.8 million increase in our brokered deposits, and an $80.8 million increase in our retail time deposits, partially offset by a $62.3 million decrease in our money market deposits. The additional brokered deposits were obtained to build liquidity at favorable rates.

Borrowings

At March 31, 2020, we had the ability to borrow a total of $809.2 million from the Federal Home Loan Bank, which includes an available line of credit of $50.0 million. We also had available credit lines with additional banks totaling $70.0 million. At March 31, 2020, outstanding FHLB borrowings totaled $329.0 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, at March 31, 2020, we had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our short-term FHLB advances consist primarily of advances of funds for one or two week periods. There were no short-term FHLB advances outstanding at March 31, 2019.

Shareholders’ Equity

Total shareholders’ equity was $328.7 million at March 31, 2020, a decrease of $3.9 million, or 1%, from December 31, 2019. The decrease was primarily a result of net loss of $4.0 million. During the three months ended March 31, 2020, we repurchased 10,912 shares of our common stock at a total cost of $82 thousand pursuant to a share repurchase program authorized by the board of directors in late 2018.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

General. We incurred a net loss of $4.0 million for the three months ended March 31, 2020, compared to a net income of $15.7 million for the three months ended March 31, 2019, a decrease of $19.7 million. The decrease in net income was primarily attributable to an increase in provision for loan losses, as well as an increase in professional fees. The decrease in net income was partially offset by an income tax benefit as a result of the decrease in pre-tax income.

Average Balance Sheet and Related Yields and Rates. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2020 and 2019. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Loans(1)	$2,870,715	$39,525	5.51%	$2,942,261	$41,722	5.67%
Securities, includes restricted stock(2)	174,802	1,034	2.37%	170,117	1,227	2.89%
Other interest-earning assets	167,035	434	1.04%	31,293	236	3.02%
Total interest-earning assets	3,212,552	40,993	5.10%	3,143,671	43,185	5.49%
Noninterest-earning assets
Cash and due from banks	9,505			11,060
Other assets	74,467			73,131
Total assets	$3,296,524			$3,227,862
Interest-bearing liabilities
Money Market, Savings and NOW	$1,257,276	$3,307	1.06%	$1,474,129	$5,378	1.48%
Time deposits	1,173,693	7,057	2.41%	922,996	5,278	2.32%
Total interest-bearing deposits	2,430,969	10,364	1.71%	2,397,125	10,656	1.80%
FHLB borrowings	267,468	810	1.20%	268,566	1,055	1.57%
Subordinated notes, net	65,194	1,177	7.22%	65,043	1,174	7.22%
Total borrowings	332,662	1,987	2.36%	333,609	2,229	2.67%
Total interest-bearing liabilities	2,763,631	12,351	1.79%	2,730,734	12,885	1.91%
Noninterest-bearing liabilities
Demand deposits	75,875			73,564
Other liabilities	115,820			83,343
Shareholders’ equity	341,198			340,221
Total liabilities and shareholders’ equity	$3,296,524			$3,227,862
Net interest income and spread		$28,642	3.31%		$30,300	3.58%
Net interest margin			3.57%			3.86%

(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

(2)	Interest income does not include taxable equivalent adjustments.

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

	Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) due to		Net Increase
	Volume	Rate	(Decrease)
	(In thousands)
Change in interest income:
Loans	$(1,001)	$(1,196)	$(2,197)
Securities, includes restricted stock	28	(221)	(193)
Other interest-earning assets	353	(155)	198
Total change in interest income	(620)	(1,572)	(2,192)
Change in interest expense:
Money Market, Savings and NOW	(702)	(1,369)	(2,071)
Time deposits	1,551	228	1,779
Total interest-bearing deposits	849	(1,141)	(292)
FHLB borrowings	(4)	(241)	(245)
Subordinated notes, net	3	—	3
Total change in interest expense	848	(1,382)	(534)
Change in net interest income	$(1,468)	$(190)	$(1,658)

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

Net interest income was $28.6 million for the three months ended March 31, 2020, a decrease of $1.7 million, or 5%, from the same period in 2019.

Interest income was $41.0 million for the three months ended March 31, 2020, a decrease of $2.2 million, or 5%, from the same period in 2019. The decrease was due primarily to yield decrease. Our average yield on interest-earning assets decreased 39 basis points to 5.10% for the three months ended March 31, 2020 from 5.49% for the same period in 2019.

Our average balance of loans decreased $71.5 million, or 2%, to $2.87 billion in the three months ended March 31, 2020 as repayments exceeded new loan production. Our average yield on loans decreased 16 basis points to 5.51% for the three months ended March 31, 2020 from 5.67% for the three months ended March 31, 2019. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower rates under the lower rate environment and the reinvestment of cash flows from the loans that were paid off primarily into cash and cash equivalents as the Advantage Loan Program was discontinued.

Interest expense was $12.4 million for the three months ended March 31, 2020, a decrease of $0.5 million, or 4%, from the same period in 2019. The decrease was due primarily to rate decrease. Our average rate paid on interest-bearing liabilities decreased 12 basis points to 1.79% for the three months ended March 31, 2020 from 1.91% for the same period in 2019, partially offset by an increase in the average balance of interest-bearing liabilities.

Our average balance of interest-bearing deposits increased $33.8 million, or 1%, to $2.43 billion in the three months ended March 31, 2020. Our average rate paid on interest-bearing deposits decreased 9 basis points to 1.71% in the three months ended March 31, 2020. The rates on interest-bearing deposits were adjusted in response to changes in rates paid by our competitors. In addition, we continue to experience shifting of deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits.

Net Interest Margin and Interest Rate Spread. Net interest margin was 3.57% for the three months ended March 31, 2020, down 29 basis points from 3.86% for the same period in 2019. The interest rate spread was 3.31% for the three months ended March 31, 2020, down 27 basis points from 3.58% for the same period in 2019. Our net interest margin and interest rate spread narrowed during the three months ended March 31, 2020 primarily due to lower yields in our loan portfolios, which was partially offset by lower rates paid on our interest-bearing deposits, a reflection of the low interest rate environment. Our net interest margin and interest rate spread were also negatively impacted by the accumulation of liquidity on our balance sheet which resulted in an increase in the relative proportion of our lower-yielding interest-earning assets (primarily excess deposits held in an interest-bearing account at the Federal Reserve) as part of our strategy to increase liquidity in order to reduce our risk profile.

Provision (recovery) for Loan Losses. We recorded a provision for loan losses of $20.9 million during the three months ended March 31, 2020, compared to a recovery for loan losses of $1.0 million during the three months ended March 31, 2019. The increase in the provision for loan losses was primarily attributable to qualitative components established in our allowance for loan losses methodology in response to the economic impact from the COVID-19 pandemic that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer-term impact to the relative values of residential and commercial properties. During the three months ended March 31, 2020, the provision for loan losses also reflects the required allowance for loan losses on the $36.7 million increase in special mention, substandard and doubtful loans. The provision for loan losses was recorded with the objective of aligning our allowance for loan losses with our current estimates of loss in the loan portfolio. The allowance for loan losses was $42.6 million, or 1.50% of total loans at March 31, 2020, compared to $21.7 million, or 0.75% of total loans, at December 31, 2019.

Non-interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$117	$104	$13	13%
Investment management and advisory fees	313	340	(27)	(8)%
Net gains on sale of investment securities	233	—	233	N/M
Gain on sale of mortgage loans held for sale	269	38	231	608%
Gain on sale of portfolio loans	—	2,442	(2,442)	(100)%
Unrealized gains on equity securities	80	49	31	63%
Net servicing income (loss)	(911)	325	(1,236)	(380)%
Income on cash surrender value of bank-owned life insurance	328	310	18	6%
Other	100	220	(120)	(55)%
Total non-interest income	$529	$3,828	$(3,299)	(86)%

Non-interest income of $0.5 million for the three months ended March 31, 2020 decreased $3.3 million as compared to the same period of 2019. The decrease was primarily attributable to decreased gain on sale of portfolio loans due to the absence of portfolio loan sales during the three months ended March 31, 2020 compared to $49.9 million sold during the same period of 2019, reflecting the discontinuation of the Advantage Loan Program which historically represented the largest component of our sold loans. In addition, net servicing income decreased $1.2 million, reflecting in part a $1.2 million valuation allowance with respect to mortgage servicing rights for the three months ended March 31, 2020. The valuation allowance resulted from the changes in anticipated prepayments with the decline in long-term interest rates.

Non-interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,753	$7,267	$(514)	(7)%
Occupancy and equipment	2,118	2,237	(119)	(5)%
Professional fees	3,312	962	2,350	244%
Advertising and marketing	273	439	(166)	(38)%
FDIC assessments	19	255	(236)	(93)%
Data processing	335	308	27	9%
Other	1,425	1,654	(229)	(14)%
Total non-interest expense	$14,235	$13,122	$1,113	8%

Non-interest expense of $14.2 million for the three months ended March 31, 2020 increased $1.1 million as compared to the same period of 2019. The increase is attributable to an increase in professional fees as we have incurred significant legal expenses in defending pending litigation and in cooperating with the investigations and we expect to continue to do so during the pendency of these matters. Professional fees also included the cost of professionals utilized to assist with the ongoing compliance effort related to the OCC Agreement. Partially offsetting these increases were decreases in salaries and employee benefits and FDIC assessments. FDIC assessments decreased primarily due to a $200 thousand small bank assessment credit received from the FDIC.

Income Tax Expense. We recorded an income tax benefit of $1.9 million for the three months ended March 31, 2020, compared to an income tax expense of $6.3 million for the same period of 2019. Our effective tax rate was 31.9% and 28.8% for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of COVID-19 on our operating results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and FHLB borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest earning deposits and short-term securities.

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and U.S. Treasury and Agency securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020 and December 31, 2019, cash and due from banks totaled $390.0 million and $77.8 million, respectively; interest-bearing time deposits with other banks totaled $1.0 million; U.S. Treasury and Agency securities classified as available-for-sale, which provide additional sources of liquidity, totaled $152.6 million and $145.9 million, respectively.

At March 31, 2020, we had the ability to borrow a total of $809.2 million from the FHLB including an available line of credit with the FHLB of $50.0 million. At March 31, 2020, we also had available credit lines with additional banks for $70.0 million. Outstanding borrowings at March 31, 2020 with the FHLB totaled $329.0 million, and there were no amounts outstanding with the aforementioned additional banks.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB or our bank lines of credit, or obtain additional funds through brokered deposits.

At March 31, 2020, we had $332.6 million in loan commitments outstanding, and $24 thousand in standby letters of credit. At December 31, 2019, we had $297.5 million in loan commitments outstanding, and $24 thousand in standby letters of credit.

To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company announced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loan portfolio. In July 2020, three third-party investors accepted the above mentioned offer, from which the Company repurchased three pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $19,521. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At March 31, 2020, the unpaid principal balance of the sold Advantage Loan Program portfolio totaled $621.9 million.

Time deposits due within one year of March 31, 2020 were $1.06 billion, or 40% of total deposits. Total time deposits at March 31, 2020 were $1.38 billion, or 52%, of total deposits. Time deposits due within one year of December 31, 2019 were $855.3 million, or 34% of total deposits. Total time deposits at December 31, 2019 were $1.15 billion, or 46%, of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended March 31, 2020, we originated $185.4 million of loans and purchased $75.7 million of investment securities. During the three months ended March 31, 2019, we originated $304.9 million of loans and purchased $46.6 million of investment securities.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $149.9 million for the three months ended March 31, 2020 compared to a net decrease in total deposits of $16.1 million for the three months ended March 31, 2019. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

On a parent company only basis, the Company's the primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank's net income for that year to date plus the Bank's retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. At March 31, 2020, the Bank had capacity to pay approximately $79.0 million of dividends to the Company under regulatory guidelines without prior regulatory approval. The Company also has the legal ability to access the debt and equity capital markets for additional funding.

The Company's primary funding needs on a parent-company only basis consist of dividends to shareholders, interest expense on subordinated debt and stock repurchases. At March 31, 2020, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. Interest expense on the subordinated notes was $1,177 and $1,174 for the three months ended March 31, 2020 and 2019, respectively.

In December 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company is not obligated to repurchase shares of its common stock. During the three months ended March 31, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82 thousand, including commissions and fees. Such repurchases of shares of common stock were funded from cash on hand. In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program for at least the near term.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At March 31, 2020 and December 31, 2019, the capital levels of each of the Company and the Bank exceeded all applicable regulatory capital requirements, and the Bank’s capital ratios were above the minimum levels required to be considered “well capitalized” for regulatory purposes.

The following tables present our capital ratios as of the indicated dates for the Company and the Bank.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Company Actual at March 31, 2020	Company Actual at December 31, 2019
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	21.15%	21.49%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	16.76%	17.04%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	16.76%	17.04%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	9.95%	10.11%

	Well Capitalized	Adequately Capitalized	Under Capitalized	Bank Actual at March 31, 2020	Bank Actual at December 31, 2019
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	20.37%	17.82%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	19.10%	16.70%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	19.10%	16.70%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	11.31%	9.90%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. Effective January 1, 2019, the Basel rules require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At March 31, 2020 and December 31, 2019, both the Company and the Bank held capital in excess of the capital conservation buffer requirement.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning March 31, 2020 and December 31, 2019. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are slightly liability sensitive in a rising interest rate environment and slightly asset sensitive in a falling interest rate environment.

	At March 31,		At December 31,
	2020		2019
Change in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
	(Dollars in thousands)
400	$100,335	(11)%	$102,936	(17)%
300	103,667	(9)%	107,831	(13)%
200	106,516	(6)%	113,372	(8)%
100	109,722	(3)%	118,401	(4)%
0	113,326		123,584
–100	110,799	(2)%	122,847	(1)%

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

The following table presents, as of March 31, 2020 and December 31, 2019, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis.

	At March 31,		At December 31,
	2020		2019
Change in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
	(Dollars in thousands)
400	$436,949	(7)%	$453,316	(12)%
300	453,392	(3)%	476,524	(8)%
200	461,231	(1)%	495,397	(4)%
100	464,763	(1)%	508,199	(2)%
0	467,393		516,430
–100	377,987	(19)%	478,436	(7)%

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

ITEM 4. CONTROLS AND PROCEDURES

Background

The Company commenced the Internal Review in 2019. The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of the Special Committee, has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. During the course of the Internal Review, the Special Committee and management discovered that certain employees had engaged in misconduct in connection with the origination of a significant number of residential mortgage loans under the Advantage Loan Program, and management identified certain material weaknesses in the Company’s internal control over financial reporting, as further described in Part II, Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on October 6, 2020 (the “2019 Form 10-K”).

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 because of certain material weaknesses in our internal control over financial reporting, as further described in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K.

Notwithstanding such material weaknesses in internal control over financial reporting, management has concluded that our condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

OCC Investigation

The Bank is currently under formal investigation by the OCC and continues to be subject to the OCC Agreement, relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank’s credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third party vendor, and engage a third party to conduct a model validation for its BSA/AML monitoring software.

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our results of operations for the first quarter of 2020.

DOJ Investigation

The Bank also has received grand jury subpoenas from the DOJ beginning in early 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank expects to incur significant costs in its efforts to comply with the DOJ investigation in 2020.

Shareholder Litigation

The Company, certain of its current and former officers and directors, and other parties have been named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the United States District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC, and during earnings calls. The Company filed a motion to dismiss the amended complaint with the court on September 22, 2020. We will continue to incur legal fees in connection with this and potentially other cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The Company intends to vigorously defend this and any related actions.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on October 6, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On December 24, 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to acquire shares of common stock from time to time in the open market or in privately negotiated transactions. The Company received regulatory approval of the stock repurchase program and publicly announced the program on January 28, 2019. The program does not have an expiration date. Under the stock repurchase program, the Company is not obligated to repurchase shares of its common stock, and there is no assurance that it will continue to do so. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program for at least the near term.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended March 31, 2020:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	10,912	$7.57	10,912	$19,568,117
February 1 - 29, 2020	—	—	—	19,568,117
March 1 - 31, 2020	—	—	—	19,568,117
Total	10,912	7.57	10,912

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

Date: October 13, 2020		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ Thomas M. O’brien
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen Huber
Stephen Huber
Chief Financial Officer (Principal Financial and Accounting Officer)

