Form 10-Q
period 2020-06-30
Sterling Bancorp, Inc.
filed 2020-10-19
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38290

Sterling Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3163775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 13, 2020, there were 49,977,209 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$623,376	$77,819
Interest-bearing time deposits with other banks	9,731	1,025
Investment securities	257,730	152,544
Mortgage loans held for sale	3,184	1,337
Loans, net of allowance for loan losses of $46,931 and $21,730	2,717,224	2,891,530
Accrued interest receivable	13,864	13,718
Mortgage servicing rights, net	7,266	9,765
Leasehold improvements and equipment, net	8,849	9,198
Operating lease right-of-use assets	19,804	18,715
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	32,215	31,917
Deferred tax asset, net	20,093	12,095
Other assets	2,217	2,271
Total assets	$3,738,503	$3,244,884

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$72,714	$77,563
Interest-bearing deposits	2,819,368	2,417,877
Total deposits	2,892,082	2,495,440
Federal Home Loan Bank borrowings	329,000	229,000
Subordinated notes, net	65,259	65,179
Operating lease liabilities	21,056	19,868
Accrued expenses and other liabilities	99,701	102,783
Total liabilities	3,407,098	2,912,270
Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,007,415 shares at June 30, 2020 and 49,944,473 shares at December 31, 2019, respectively	80,807	80,889
Additional paid-in capital	13,328	13,210
Retained earnings	236,657	238,319
Accumulated other comprehensive income	613	196
Total shareholders’ equity	331,405	332,614
Total liabilities and shareholders’ equity	$3,738,503	$3,244,884

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$37,501	$43,301	$77,026	$85,023
Interest and dividends on investment securities and restricted stock	1,037	1,272	2,071	2,499
Other interest	141	216	575	452
Total interest income	38,679	44,789	79,672	87,974

Interest expense
Interest on deposits	9,576	11,524	19,940	22,180
Interest on Federal Home Loan Bank borrowings	877	1,375	1,687	2,430
Interest on subordinated notes	1,178	1,175	2,355	2,349
Total interest expense	11,631	14,074	23,982	26,959

Net interest income	27,048	30,715	55,690	61,015
Provision (recovery) for loan losses	4,297	180	25,150	(834)
Net interest income after provision (recovery) for loan losses	22,751	30,535	30,540	61,849

Non-interest income
Service charges and fees	95	112	212	216
Investment management and advisory fees	255	425	568	765
Gain (loss) on sale of investment securities	(34)	—	199	—
Gain on sale of mortgage loans held for sale	751	142	1,020	180
Gain on sale of portfolio loans	—	1,860	—	4,302
Unrealized gains on equity securities	43	57	123	106
Net servicing loss	(207)	(1,002)	(1,118)	(677)
Income on cash surrender value of bank-owned life insurance	317	315	645	625
Other	103	159	203	379
Total non-interest income	1,323	2,068	1,852	5,896

Non-interest expense
Salaries and employee benefits	7,336	7,381	14,089	14,648
Occupancy and equipment	2,208	2,170	4,326	4,407
Professional fees	8,268	1,104	11,580	2,066
Advertising and marketing	70	406	343	845
FDIC assessments	240	190	259	445
Data processing	351	303	686	611
Other	1,574	2,171	2,999	3,825
Total non-interest expense	20,047	13,725	34,282	26,847

Income (loss) before income taxes	4,027	18,878	(1,890)	40,898
Income tax expense (benefit)	1,160	5,444	(727)	11,781
Net income (loss)	$2,867	$13,434	$(1,163)	$29,117

Income (loss) per share, basic and diluted	$0.06	$0.26	$(0.02)	$0.56

Weighted average common shares outstanding:
Basic	49,837,948	51,510,951	49,837,805	52,029,816
Diluted	49,841,741	51,520,944	49,837,805	52,039,000

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$2,867	$13,434	$(1,163)	$29,117
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $(66), $35, $218, and $77, respectively	(170)	91	560	197
Reclassification adjustment for (gains) losses included in net income of $34, $-, $(199), and $-, respectively, included in gain (loss) on sale of investment securities, net of tax effect of $(10), $-, $56, and $-, respectively	24	—	(143)	—
Total other comprehensive income (loss)	(146)	91	417	197
Comprehensive income (loss)	$2,721	$13,525	$(746)	$29,314

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2019	53,012,283	$111,238	$12,713	$211,115	$(9)	$335,057
Net income	—	—	—	15,683	—	15,683
Repurchases of shares of common stock	(1,212,574)	(11,544)	—	—	—	(11,544)
Stock-based compensation	71,144	—	126	—	—	126
Other comprehensive income	—	—	—	—	106	106
Dividends distributed ($0.01 per share)	—	—	—	(526)	—	(526)
Balance at March 31, 2019	51,870,853	$99,694	$12,839	$226,272	$97	$338,902
Net income	—	—	—	13,434	—	13,434
Repurchases of shares of common stock (Note 10)	(1,034,792)	(10,011)	—	—	—	(10,011)
Stock-based compensation	10,460	—	153	—	—	153
Other comprehensive income	—	—	—	—	91	91
Dividends distributed ($0.01 per share)	—	—	—	(516)	—	(516)
Balance at June 30, 2019	50,846,521	$89,683	$12,992	$239,190	$188	$342,053

Balance at January 1, 2020	49,944,473	$80,889	$13,210	$238,319	$196	$332,614
Net loss	—	—	—	(4,030)	—	(4,030)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	134,177	—	109	—	—	109
Other comprehensive income	—	—	—	—	563	563
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at March 31, 2020	50,067,738	$80,807	$13,319	$233,790	$759	$328,675
Net income	—	—	—	2,867	—	2,867
Stock-based compensation	(60,323)		9		—	9
Other comprehensive loss	—	—	—	—	(146)	(146)
Balance at June 30, 2020	50,007,415	$80,807	$13,328	$236,657	$613	$331,405

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(1,163)	$29,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	25,150	(834)
Deferred income taxes	(8,159)	(394)
Gain on sale of investment securities	(199)	—
Unrealized gains on equity securities	(123)	(106)
Accretion on investment securities, net	(127)	(883)
Depreciation and amortization on leasehold improvements and equipment	801	796
Amortization of intangible asset	—	225
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(103,713)	(16,248)
Proceeds from sale of mortgage loans held for sale	102,396	16,940
Gain on sale of mortgage loans held for sale	(1,020)	(180)
Gain on sale of portfolio loans	—	(4,302)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(298)	(304)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	2,989	2,723
Stock-based compensation	118	279
Other	80	71
Change in operating assets and liabilities:
Accrued interest receivable	(146)	(313)
Other assets	2,010	(409)
Accrued expenses and other liabilities	(4,939)	12,990
Net cash provided by (used in) operating activities	13,657	39,168

Cash Flows From Investing Activities
Purchases of interest-bearing time deposits with other banks	(8,706)	—
Maturities and principal receipts of investment securities	83,231	74,216
Sales of investment securities	59,359	—
Purchases of investment securities	(246,749)	(77,507)
Net decrease (increase) in loans	186,902	(147,189)
Purchases of portfolio loans	(37,746)	—
Proceeds from the sale of portfolio loans	—	121,806
Purchase of leasehold improvements and equipment	(452)	(982)
Net cash provided by (used in) investing activities	35,839	(29,656)

Cash Flows From Financing Activities
Net increase in deposits	396,642	93,975
Proceeds from advances from Federal Home Loan Bank	100,000	2,461,000
Repayments of advances from Federal Home Loan Bank	—	(2,514,000)
Repurchase of shares of common stock	(82)	(21,555)
Dividends paid to shareholders	(499)	(1,042)
Net cash provided by financing activities	496,061	18,378
Net change in cash and due from banks	545,557	27,890
Cash and due from banks at beginning of period	77,819	52,526
Cash and due from banks at end of period	$623,376	$80,416

Supplemental cash flows information
Cash paid:
Interest	$30,589	$22,734
Income taxes	838	13,146
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	—	119,233
Transfers of residential real estate loans from mortgage loans held for sale	—	103
Right-of-use assets obtained in exchange for new operating lease liabilities	3,009	513

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2020, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three and six months ended June 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any future annual or interim period. The consolidated balance sheet at December 31, 2019 included herein was derived from the audited financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

At this time, the Company has formed a cross-functional implementation team consisting of individuals from credit, finance and information systems. The implementation team has been working with a software vendor to assist in implementing required changes to credit loss estimation models and processes. The historical data set for model development has been finalized, and the credit loss estimation models are in the process of being developed and tested. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or of the overall impact of ASU No. 2016-13 on its consolidated financial statements.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

During 2020, economies throughout the world have been severely disrupted because of the outbreak of the novel coronavirus (“COVID-19”). The Company’s primary market areas of California, the greater Seattle market, and New York became part of several epicenters of the COVID-19 pandemic. Banking and financial services have been designated essential businesses, and the Bank’s operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of the Bank’s customers and employees, and to comply with applicable government directives. As of June 30, 2020, the impact of the outbreak of COVID-19 was continuing to unfold. As a result, many of management’s estimates and assumptions required increased judgement and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, management’s estimates may change materially in future periods.

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At June 30, 2020 and December 31, 2019, residential real estate loans accounted for 83% and 85%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At June 30, 2020 and December 31, 2019, approximately 87% and 89%, respectively, of the loan portfolio was originated in California.

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced that it permanently discontinued this program on March 6, 2020. This Program was a material component of the Bank’s total loan originations. Loans under the Advantage Loan Program totaled $1,730,916, or 76% of the residential loan portfolio, as of June 30, 2020, and $1,942,657, or 78% of the residential loan portfolio, as of December 31, 2019.

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses:

	June 30, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$89,984	$613	$(4)	$90,593
Mortgage-backed securities	29,330	217	—	29,547
Collateralized mortgage obligations	131,973	512	(457)	132,028
Collateralized debt obligations	215	—	(31)	184
Total	$251,502	$1,342	$(492)	$252,352

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$122,634	$170	$(1)	$122,803
Mortgage-backed securities	23,028	76	—	23,104
Collateralized mortgage obligations	1,138	45	—	1,183
Collateralized debt obligations	216	—	(17)	199
Total	$147,016	$291	$(18)	$147,289

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

All of the Company's mortgage-backed securities and the majority of the Company's collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of June 30, 2020 and December 31, 2019.

For the three and six months ended June 30, 2020, the proceeds from sales of debt securities available for sale were $36,315 and $59,359, respectively. The Company recorded gross realized gains of $44 and gross realized losses of $78 during the three months ended June 30, 2020, and gross realized gains of $279 and gross realized losses of $80 during the six months ended June 30, 2020.

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at June 30, 2020 are shown by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury & Agency securities
Due less than one year	$89,984	$90,593
Mortgage-backed securities	29,330	29,547
Collateralized mortgage obligations	131,973	132,028
Collateralized debt obligations	215	184
Total	$251,502	$252,352

The table summarizes debt securities available for sale, at fair value, with unrealized losses at June 30, 2020 and December 31, 2019 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$24,996	$(4)	$—	$—	$24,996	$(4)
Collateralized mortgage obligations	73,432	(457)	—	—	73,432	(457)
Collateralized debt obligations	—	—	184	(31)	184	(31)
Total	$98,428	$(461)	$184	$(31)	$98,612	$(492)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$5,011	$(1)	$—	$—	$5,011	$(1)
Collateralized debt obligations	—	—	199	(17)	199	(17)
Total	$5,011	$(1)	$199	$(17)	$5,210	$(18)

As of June 30, 2020, the debt securities portfolio consisted of 22 debt securities, with nine debt securities in an unrealized loss position. The majority of the unrealized losses in collateralized mortgage obligations are due to agency collateralized mortgage obligations. Agency collateralized mortgage obligations with a carrying value of $72,838 had an unrealized loss of $433 due to a temporary market condition as a result of the COVID-19 pandemic. For debt securities

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $184 and $199 at June 30, 2020 and December 31, 2019, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative.” The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $31 and $17 of the unrealized losses reported at June 30, 2020 and December 31, 2019, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At June 30, 2020 and December 31, 2019, equity securities totaled $5,378 and $5,255, respectively. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

At June 30, 2020 and December 31, 2019, equity securities with readily determinable fair values were $5,132 and $5,009, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net gains recorded during the period on equity securities	$43	$57	$123	$106
Less: net gains recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains recorded during the period on equity securities held at the reporting date	$43	$57	$123	$106

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at both June 30, 2020 and December 31, 2019.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 5—Loans

Major categories of loans were as follows:

	June 30,	December 31,
	2020	2019
Residential real estate	$2,280,473	$2,476,866
Commercial real estate	265,068	240,081
Construction	201,084	178,376
Commercial lines of credit	17,510	17,903
Other consumer	20	34
Total loans	2,764,155	2,913,260
Less: allowance for loan losses	(46,931)	(21,730)
Loans, net	$2,717,224	$2,891,530

Loans totaling $1,142,882 and $933,747 were pledged as collateral on FHLB borrowings at June 30, 2020 and December 31, 2019, respectively.

The table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,154	$11,261	$11,439	$368	$1	$390	$42,613
Provision (recovery) for loan losses	(344)	4,492	557	(18)	—	(390)	4,297
Charge offs	—	—	—	—	—	—	—
Recoveries	2	17	2	—	—	—	21
Total ending balance	$18,812	$15,770	$11,998	$350	$1	$—	$46,931

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision for loan losses	6,464	10,491	8,173	22	—	—	25,150
Charge offs	—	—	—	—	—	—	—
Recoveries	12	36	3	—	—	—	51
Total ending balance	$18,812	$15,770	$11,998	$350	$1	$—	$46,931

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,488	$2,351	$2,717	$824	$1	$1,317	$20,698
Provision (recovery) for loan losses	(738)	832	349	(44)	—	(219)	180
Charge offs	—	—	—	—	—	—	—
Recoveries	8	31	1	—	—	—	40
Total ending balance	$12,758	$3,214	$3,067	$780	$1	$1,098	$20,918

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,081)	579	(209)	(102)	—	(21)	(834)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	13	62	3	—	—	—	78
Total ending balance	$12,758	$3,214	$3,067	$780	$1	$1,098	$20,918

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019:

				Commercial
	Residential	Commercial		Lines of	Other
June 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$42	$—	$—	$4	$—	$—	$46
Collectively evaluated for impairment	18,770	15,770	11,998	346	1	—	46,885
Total ending allowance balance	$18,812	$15,770	$11,998	$350	$1	$—	$46,931
Loans:
Loans individually evaluated for impairment	$209	$4,567	$32,553	$2,559	$—	$—	$39,888
Loans collectively evaluated for impairment	2,280,264	260,501	168,531	14,951	20	—	2,724,267
Total ending loans balance	$2,280,473	$265,068	$201,084	$17,510	$20	$—	$2,764,155

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$—	$5	$—	$—	$48
Collectively evaluated for impairment	12,293	5,243	3,822	323	1	—	21,682
Total ending allowance balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Loans:
Loans individually evaluated for impairment	$215	$1,100	$17,112	$1,377	$—	$—	$19,804
Loans collectively evaluated for impairment	2,476,651	238,981	161,264	16,526	34	—	2,893,456
Total ending loans balance	$2,476,866	$240,081	$178,376	$17,903	$34	$—	$2,913,260

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At June 30, 2020			At December 31, 2019
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$118	$94	$—	$125	$98	$—
Commercial real estate:
Retail	1,276	1,060	—	1,308	1,100	—
Hotel/Single-room occupancy hotels	3,508	3,507	—	—	—	—
Construction	32,592	32,553	—	17,156	17,112	—
Commercial lines of credit:
Private banking	1,245	1,245		1,245	1,245	—
C&I lending	1,186	1,186	—	—	—	—
Subtotal	39,925	39,645	—	19,834	19,555	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	115	115	42	116	117	43
Commercial lines of credit, private banking	128	128	4	132	132	5
Subtotal	243	243	46	248	249	48
Total	$40,168	$39,888	$46	$20,082	$19,804	$48

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

In the above tables, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans which was not significant.

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$94	$—	$—	$104	$—	$—
Commercial real estate:
Retail	1,070	14	10	1,146	15	10
Hotel/Single-room occupancy hotels	3,502	—	—	—	—	—
Construction	32,047	344	190	7,391	172	100
Commercial lines of credit:
Private banking	1,243	21	14	—	—	—
C&I lending	1,284	—	—	100	2	1
Subtotal	39,240	379	214	8,741	189	111
With an allowance for loan losses recorded:
Residential real estate, first mortgage	116	2	1	118	2	1
Commercial lines of credit, Private banking	129	1	1	137	2	1
Subtotal	245	3	2	255	4	2
Total	$39,485	$382	$216	$8,996	$193	$113

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$97	$—	$—	$105	$—	$—
Commercial real estate:
Retail	1,089	29	24	1,156	30	25
Multifamily	—	—	—	541	12	12
Offices	—	—	—	761	25	25
Hotel/Single-room occupancy hotels	3,502	—	—	—	—	—
Construction	30,394	810	597	8,435	318	246
Commercial lines of credit:
Private banking	1,245	42	35	—	—	—
C&I lending	1,284	—	—	100	4	3
Subtotal	37,611	881	656	11,098	389	311
With an allowance for loan losses recorded:
Residential real estate, first mortgage	116	3	2	119	3	2
Commercial lines of credit, Private banking	130	3	3	138	4	3
Subtotal	246	6	5	257	7	5
Total	$37,857	$887	$661	$11,355	$396	$316

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$36,750	$48	$14,482	$50
Residential second mortgage	685	—	210	—
Commercial real estate:
Retail	30	—	40	—
Hotel/Single room occupancy hotels	3,507	—	—	—
Construction	12,054	—	—	—
Commercial lines of credit:
Private banking	1,186	—	—	—
Total	$54,212	$48	$14,732	$50

The following tables present the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
June 30, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$49,191	$11,764	$36,798	$97,753	$2,159,647	$2,257,400
Residential second mortgage	12	127	685	824	22,249	23,073
Commercial real estate:
Retail	—	—	30	30	17,864	17,894
Multifamily	—	—	—	—	80,891	80,891
Offices	1,645	—	—	1,645	26,006	27,651
Hotels/Single-room occupancy hotels	7,806	9,561	3,507	20,874	52,354	73,228
Industrial	—	—	—	—	14,029	14,029
Other	—	—	—	—	51,375	51,375
Construction	—	10,579	12,054	22,633	178,451	201,084
Commercial lines of credit:
Private banking	—	—	—	—	4,915	4,915
C&I lending	—	—	1,186	1,186	11,409	12,595
Other consumer	—	—	—	—	20	20
Total	$58,654	$32,031	$54,260	$144,945	$2,619,210	$2,764,155

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$36,112	$5,112	$14,532	$55,756	$2,396,800	$2,452,556
Residential second mortgage	97	295	210	602	23,708	24,310
Commercial real estate:
Retail	—	—	40	40	6,089	6,129
Multifamily	—	—	—	—	64,873	64,873
Offices	—	—	—	—	28,048	28,048
Hotel/Single-room occupancy hotels	5,605	—	—	5,605	76,165	81,770
Industrial	—	—	—	—	14,150	14,150
Other	—	—	—	—	45,111	45,111
Construction	15,008	—	—	15,008	163,368	178,376
Commercial lines of credit:
Private banking	—	—	—	—	11,914	11,914
C&I lending	1,249	—	—	1,249	4,740	5,989
Other consumer	—	—	—	—	34	34
Total	$58,071	$5,407	$14,782	$78,260	$2,835,000	$2,913,260

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

Troubled Debt Restructurings

At June 30, 2020 and December 31, 2019, the balance of outstanding loans identified as troubled debt restructurings was $28,403 and $13,708 respectively. The allocated portion of the allowance for loan losses with respect to these loans was $46 and $48 at June 30, 2020 and December 31, 2019, respectively. One construction loan of $5,263 identified as troubled debt restructurings subsequently defaulted. The effect of the default on the allowance for loan losses was not significant due to collateral coverage.

During the six months ended June 30, 2020, the Bank modified the terms of three construction loans and one private banking loan by providing for an extension of the maturity dates at the contract's existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $13,777 both before and after modification. During the six months ended June 30, 2019, the Bank modified the terms of a construction loan by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $1,046 both before and after modification. The effect of the modification on the allowance for loan losses was not significant.

The terms of certain other loans have been modified during the six months ended June 30, 2020 and 2019 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Certain provisions of the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, a modification deemed to be COVID-19 related would not be considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19 related modification should not be considered a troubled debt restructuring if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, the Company had implemented a COVID-19 forbearance program that generally provided for principal and interest forbearance for 120 days to residential and commercial borrowers and these loans were not considered troubled debt restructurings. As of June 30, 2020, the Company had approximately 210 loans in forbearance status with an aggregate loan balance of $125,822. Total accrued interest receivables on these loans were $1,793. As of September 30, 2020, there are 73 loans that remain in payment deferral totaling $54,413. Total accrued interest receivables on these loans were $1,055.

Foreclosure Proceedings

At June 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $8,132 and $1,643, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At June 30, 2020 and December 31, 2019, the risk rating of loans by class of loans was as follows:

		Special
June 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,220,601	$—	$36,437	$362	$2,257,400
Residential second mortgage	22,388	—	685	—	23,073
Commercial real estate:
Retail	16,008	826	1,060	—	17,894
Multifamily	69,249	3,259	8,383	—	80,891
Offices	13,814		13,837	—	27,651
Hotels/Single-room occupancy hotels	20,553	11,787	40,888	—	73,228
Industrial	5,882	—	8,147	—	14,029
Other	43,076	2,408	5,891	—	51,375
Construction	147,021	20,382	33,681	—	201,084
Commercial lines of credit:
Private banking	3,670	—	1,245	—	4,915
C&I lending	11,409	—	1,186	—	12,595
Other consumer	20	—	—	—	20
Total	$2,573,691	$38,662	$151,440	$362	$2,764,155

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,438,024	$—	$14,077	$455	$2,452,556
Residential second mortgage	24,100	—	210	—	24,310
Commercial real estate:
Retail	4,195	834	1,100	—	6,129
Multifamily	56,164	7,150	1,559	—	64,873
Offices	24,484	645	2,919	—	28,048
Hotels/Single-room occupancy hotels	60,074	18,189	3,507	—	81,770
Industrial	5,894	8,256	—	—	14,150
Other	37,693	920	6,498	—	45,111
Construction	156,339	7,008	15,029	—	178,376
Commercial lines of credit:
Private banking	10,669	1,245	—	—	11,914
C&I lending	4,013	—	1,976	—	5,989
Other consumer	34	—	—	—	34
Total	$2,821,683	$44,247	$46,875	$455	$2,913,260

During the three and six months ended June 30, 2019, the Bank sold pools of residential real estate mortgages for $71,915 and $121,806, respectively, to third-party investors. The transactions resulted in full de-recognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $1,860 and $4,302 for the three and six months ended June 30, 2019, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages. During the three and six months ended June 30, 2020, the Bank negotiated the repurchase of two pools of Advantage Loan Program loans with a total outstanding unpaid principal balance of $38,704. The Company recognized a loss of $136 in other non-interest expense in connection with these repurchases. For more information on repurchase exposures, see Note 16-Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Residential real estate mortgage loan portfolios serviced for:
FNMA	$174,615	$130,425
FHLB	86,224	86,778
Private investors	540,020	656,035
Total	$800,859	$873,238

Custodial escrow balances maintained with these serviced loans were $5,794 and $7,688 at June 30, 2020 and December 31, 2019, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Mortgage servicing rights:
Beginning of period	$10,302	$10,892	$10,845	$10,733
Additions	383	1,019	490	1,862
Amortization	(1,116)	(838)	(1,766)	(1,522)
End of period	9,569	11,073	9,569	11,073

Valuation allowance at beginning of period	2,326	137	1,080	100
Additions (recoveries)	(23)	1,164	1,223	1,201
Valuation allowance at end of period	2,303	1,301	2,303	1,301

Mortgage servicing rights, net	$7,266	$9,772	$7,266	$9,772

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $(207) and $(1,002) for the three months ended June 30, 2020 and 2019, respectively, and $(1,118) and $(677) for the six months ended June 30, 2020 and 2019, respectively.

The fair value of mortgage servicing rights was $7,453 and $10,271 at June 30, 2020 and December 31, 2019, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at June 30, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 37.0%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 47.1%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

At June 30, 2020 and December 31, 2019, the carrying amount of certain individual groupings exceeded their fair values. See Note 13-Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,580,592 and $1,154,076 at June 30, 2020 and December 31, 2019, respectively. Time deposits included brokered deposits of $92,751 and $25,000 at June 30, 2020 and December 31, 2019, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $444,267 and $283,457 at June 30, 2020 and December 31, 2019, respectively.

Note 8—FHLB Borrowings

FHLB borrowings at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,		December 31,
	2020	Interest Rates	2019	Interest Rates
Long-term fixed rate advances	$329,000	0.43%-1.96%	$229,000	1.07%-1.96%

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2020 to February 2030. Interest on these advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At June 30, 2020, advances totaling $307,000 were callable by the FHLB as follows: $100,000 in August 2020; $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At June 30, 2020, the Bank had additional borrowing capacity of $420,023 from the FHLB, which was reduced to $80,036 subsequent to quarter end with the withdrawal of certain loans originated under the Advantage Loans Program which had been pledged as collateral.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the six months ended June 30, 2020 and 2019 was $3 and $3,839, respectively. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.55% and 1.99% at June 30, 2020 and December 31, 2019, respectively. The agreement has a one-year term and terminates in October 2020.

The FHLB advances and the overdraft line of credit are collateralized by pledged loans. Refer to Note 5 for further information on loans pledged.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $100,000 and $70,000 at June 30, 2020 and December 31, 2019, respectively. There were no borrowings under these credit lines during the six months ended June 30, 2020 or the year ended December 31, 2019.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 9—Subordinated Notes, net

The subordinated notes (the "Notes") were as follows:

	June 30,	December 31,
	2020	2019
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	443	474
Unamortized debt issuance costs	(184)	(295)
Total	$65,259	$65,179

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,178 and $1,175 for the three months ended June 30, 2020 and 2019, respectively, and $2,355 and $2,349 for the six months ended June 30, 2020 and 2019, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 14-Regulatory Capital Requirements.

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

During the six months ended June 30, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82, including commissions and fees (average repurchase price of $7.57 per share). Such repurchases of common stock were funded through cash generated from operations. As of June 30, 2020, the Company had $19,568 of common stock purchases remaining that may be made under the program.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

In March 2020, the Company suspended the stock repurchase program for at least the near term in connection with the issues giving rise to the internal review of the Advantage Loan Program (the "Internal Review"), which has been led by outside legal counsel under the direction of a special committee of independent directors (the "Special Committee"). The primary focus of the Internal Review involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Refer to Note 16-Commitments and Contingencies for further information regarding the Internal Review.

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

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant, while stock options awards granted in 2020 vest ratably over three years (33% per year) after the date of grant. All stock option awards have a maximum term of ten years.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The grant-date fair value of each stock option award was estimated using the Black-Scholes option pricing model that uses the weighted average assumptions set forth in the following table:

Exercise price of options	$4.57
Risk-free interest rate	0.49%
Expected term (in years)	5.61
Expected stock price volatility	33.91%
Dividend yield	0.10%

A summary of the Company's stock option activity as of and for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2020	142,477	$12.29	8.60	$—
Granted	367,361	4.57
Exercised	—	—
Forfeited /expired	(49,770)	9.98
Outstanding at June 30, 2020	460,068	$6.37	9.46	$—

The Company recorded stock-based compensation expense associated with stock options of $29 and $39 for the three months ended June 30, 2020 and 2019, respectively, and $55 and $71 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was $628 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.57 years. No options are exercisable at June 30, 2020.

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

A summary of the Company's restricted stock awards activity for the six months ended June 30, 2020 is as follows:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value

Nonvested at January 1, 2020	100,096	$11.02
Granted	141,374	6.98
Vested	(10,460)	9.52
Forfeited	(67,520)	9.33
Nonvested at June 30, 2020	163,490	$8.32

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $(20) and $114 for the three months ended June 30, 2020 and 2019, respectively, and $63 and $208 for the six months ended June 30, 2020 and

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

2019, respectively. At June 30, 2020, there was $1,029 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.60 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$2,867	$13,434	$(1,163)	$29,117

Denominator:
Weighted average common shares outstanding, basic	49,837,948	51,510,951	49,837,805	52,029,816
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted stock	3,793	9,993	—	9,184
Weighted average common shares outstanding, diluted	49,841,741	51,520,944	49,837,805	52,039,000

Income (loss) per share, basic and diluted	$0.06	$0.26	$(0.02)	$0.56

The weighted average effect of certain stock options and nonvested restricted stock which were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	460,068	174,514	330,617	174,514
Restricted stock	163,490	10,460	198,882	57,352
Total	623,558	184,974	529,499	231,866

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2020 and December 31, 2019:

	Fair Value Measurements at
	June 30, 2020
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury & Agency securities	$90,593	$65,596	$24,997	$—
Mortgage-backed securities	29,547	—	29,547	—
Collateralized mortgage obligations	132,028	—	132,028	—
Collateralized debt obligations	184	—	—	184
Equity securities	5,132	5,132	—	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Fair Value Measurements at
	December 31, 2019
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$122,803	$122,803	$—	$—
Mortgage-backed securities	23,104	—	23,104	—
Collateralized mortgage obligations	1,183	—	1,183	—
Collateralized debt obligations	199	—	—	199
Equity securities	5,009	5,009	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2020 and 2019:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	June 30, 2020	June 30, 2019
Balance of recurring Level 3 assets at beginning of period	$199	$297
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(14)	(11)
Principal maturities/settlements	(1)	(2)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$184	$284

Unrealized losses on Level 3 investments for collateralized debt obligations was $31 and $17 at June 30, 2020 and December 31, 2019, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $4 and $8 for the six months ended June 30, 2020 and 2019, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at June 30, 2020 and December 31, 2019, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at June 30, 2020
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$6,743	$—	$—	$6,743

Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$7,949	$—	$—	$7,949

The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2020
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$6,743	Discounted cash flow	Discount rate	9.5% - 12.0% (11.6%)
			Prepayment speed	8.3%-37.0%
(22.6%)
			Default rate	0.1%-0.3% (0.2%)

(1)   The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$7,949	Discounted cash flow	Discount rate	9.5% - 12.0% (11.9%)
			Prepayment speed	7.2% - 47.1%
(21.3%)
			Default rate	0.1% - 0.3% (0.2%)

(1)   The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2020 and December 31, 2019, are as follows:

	Fair Value Measurements at June 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$623,376	$623,376	$623,376	$—	$—
Interest-bearing time deposits with other banks	9,731	9,731	—	9,731	—
Mortgage loans held for sale	3,184	3,324	—	3,324	—
Loans, net	2,717,224	2,756,064	—	—	2,756,064

Financial Liabilities
Time deposits	1,580,592	1,588,961	—	1,588,961	—
Federal Home Loan Bank borrowings	329,000	326,753	—	326,753	—
Subordinated notes, net	65,000	55,250	—	55,250	—

	Fair Value Measurements at December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,819	$77,819	$77,819	$—	$—
Interest-bearing time deposits with other banks	1,025	1,025	1,025	—	—
Mortgage loans held for sale	1,337	1,368	—	1,368	—
Loans, net	2,891,530	2,978,846	—	—	2,978,846

Financial Liabilities
Time deposits	1,154,076	1,161,490	—	1,161,490	—
Federal Home Loan Bank borrowings	229,000	227,333	—	227,333	—
Subordinated notes, net	65,179	65,650	—	65,650	—

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

Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. At present, in order to avoid the imposition of restrictions on capital distributions and discretionary

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

bonus payments, the Company is required to maintain a capital conservation buffer of at least 2.50%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio of 7.0%, respectively (in each case accounting for the required capital conservation buffer). Management believes that at June 30, 2020, the Company and the Bank meet all regulatory capital requirements to which they are subject.

The holding company contributed $50,000 of capital into the Bank during the first quarter of 2020. At June 30, 2020 and December 31, 2019, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the applicable capital adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimums not including the capital conservation buffer, at June 30, 2020 and December 31, 2019 are as follows:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$420,583	21.68%	$155,215	8.00%	N/A	N/A
Bank	401,190	20.71	154,983	8.00	$193,729	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	330,792	17.05	116,411	6.00	N/A	N/A
Bank	376,692	19.44	116,237	6.00	154,983	8.00
Common Equity Tier 1 (CET1)
Consolidated	330,792	17.05	87,308	4.50	N/A	N/A
Bank	376,692	19.44	87,178	4.50	125,924	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	330,792	9.20	143,757	4.00	N/A	N/A
Bank	376,692	10.49	143,642	4.00	179,552	5.00

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total adjusted capital to risk-weighted assets
Consolidated	$419,327	21.49%	$156,081	8.00%	N/A	N/A
Bank	346,985	17.82	155,809	8.00	$194,761	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,418	17.04	117,061	6.00	N/A	N/A
Bank	325,255	16.70	116,857	6.00	155,809	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,418	17.04	87,796	4.50	N/A	N/A
Bank	325,255	16.70	87,643	4.50	126,595	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	332,418	10.11	131,471	4.00	N/A	N/A
Bank	325,255	9.90	131,469	4.00	164,337	5.00

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

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in “qualified thrift investments,” including mortgage loans, housing-and real estate-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB Advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is “well capitalized” as defined by regulatory guidelines.

At June 30, 2020, the Bank has the ability to pay aggregate dividends of approximately $84,386 to the Company without prior regulatory approval.

Note 15—Related Party Transactions

From time to time, the Company makes charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $150 and $225 to the foundation during the three months ended June 30, 2020 and 2019, respectively, and $375 and $450 during the six months ended June 30, 2020 and 2019, respectively.

The Bank provides monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $23 and $25 during the three months ended June 30, 2020 and 2019, respectively, and $50 and $52 during the six months ended June 30, 2020 and 2019, respectively.

The Company leases certain storage and office space from entities owned by the Company’s controlling shareholders. Amounts paid under such leases totaled $60 and $45 during the three months ended June 30, 2020 and 2019, respectively, and $120 and $91 during the six months ended June 30, 2020 and 2019, respectively. The Company also subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $69 during both the three months ended June 30, 2020 and 2019, and $138 and $137 during the six months ended June 30, 2020 and 2019, respectively.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At June 30, 2020, outstanding commitments to make loans consisted of fixed rate loans of $26,989 with interest rates ranging from 2.5% to 4.375% and maturities ranging from 10 years to 30 years and variable rate loans of $52,125 with varying interest rates (ranging from 3.125% to 5.75% at June 30, 2020) and maturities ranging from 25 to 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At June 30, 2020, the unused lines of credit include residential second mortgages of $20,312, construction loans of $189,643, commercial lines of credit of $4,049 and consumer loans of $387. These unused lines of credit consisted of fixed rate loans of $425 with interest rates ranging from 5.25% to 18.0% and maturities ranging from three months to 7 years and variable rate loans of $213,966 with varying interest rates (ranging from 3.25% to 10.0%) and maturities ranging from one month to 15 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Commitments to make loans	$79,114	$76,927
Unused lines of credit	214,391	220,553
Standby letters of credit	24	24

Legal Proceedings

The Bank is currently under formal investigation by the OCC, and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the “OCC Agreement”), relating primarily to certain aspects of its Bank Secrecy Act/Anti-Money Laundering compliance program as well as the Bank’s credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. Specifically, the OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. Further, any failure to comply with the requirements of the OCC Agreement could result in further enforcement actions, the imposition of material restrictions on the activities of the Bank, or the assessment of fines or penalties. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third party vendor, and engage a third party to conduct a model validation for its BSA/AML monitoring software.

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in the Company’s results of operations for the six months ended June 30, 2020.

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

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the program (the “Internal Review”). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the “Special Committee”), involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Results from the Special Committee’s Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company has permanently discontinued the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed herein, and it is possible additional work will be required in connection with the Internal Review.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

As of December 31, 2019, the Company established a liability of $25,000 for contingent losses based on additional information obtained during the course of the Internal Review and significant judgments by management. The Company has maintained the same level of liability for contingent losses at June 30, 2020. The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s financial condition or results of operations.

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

The Bank recorded a total mortgage repurchase liability of $7,848 and $7,823 at June 30, 2020 and December 31, 2019, respectively, primarily related to probable losses on the sold Advantage Loan Program loan portfolio taking into account the results of the Internal Review. The repurchase liability is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential mortgage loans sold that were subject to potential repurchase obligations for breach of these representations and warranties totaled $670,245 and $759,568 at June 30, 2020 and December 31, 2019, respectively.

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

In May 2020, the Company negotiated the repurchases of two pools of Advantage Loan Program loans with a total outstanding unpaid principal balance of $38,704. These loans were previously sold to such third-party investors with

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

servicing retained and were considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a loss of $136 related to fair value discount in other non-interest expense and wrote off $428 mortgage servicing rights.

To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans.

Note 17—Subsequent Events

Repurchases of Mortgage Loans

In July 2020, three third-party investors accepted the above mentioned offer, from which the Company repurchased three pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $19,251. These loans were previously sold to such third-party investors with servicing retained and were considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a loss of $135 related to fair value discount in other non-interest expense, wrote off $203 mortgage servicing rights, and charged a loss of $433 against mortgage repurchase liability.

In September 2020, one third-party investor accepted the above mentioned offer, from which the Company repurchased two pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $11,683. These loans were previously sold to such third-party investor with servicing retained and were considered to be performing at the acquisition date. In connection with this repurchase, the Company wrote off $158 mortgage servicing rights and charged a loss of $218 against mortgage repurchase liability.

FHLB Advances

Subsequent to June 30, 2020, loans originated under the Advantage Loan Program totaling $486,224 were withdrawn from collateral pledged on FHLB borrowings, reducing the total amount of loans pledged to $656,658. Thereby, the Bank's additional borrowing capacity from the FHLB was reduced to $80,036.

Sale of Quantum Capital Management

On October 14, 2020, QCM, LLC, doing business as Quantum Capital Management, a wholly-owned subsidiary of Quantum Fund, LLC and an indirect wholly-owned subsidiary of the Bank (“Quantum Capital Management”), entered into an Asset Purchase Agreement to sell substantially all of its assets, which consist primarily of client advisory agreements. The closing of the transaction is subject to customary closing conditions, including third-party consents, and is expected to occur before year-end. In connection with the execution of the Asset Purchase Agreement, Mr. Peter Sinatra, a member of the boards of directors of the Company and of the Bank, as well as the CEO of Quantum Capital Management, notified the Company of his resignation from the Company's and the Bank's boards of directors, effective immediately, and from all other positions with Quantum Capital Management, the Company, the Bank, and each of their subsidiaries and affiliates, effective upon the closing of the transaction.

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

The following factors, among others, could cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	The result of the internal review in connection with our Advantage Loan Program and related matters;
●	The impact of the permanent discontinuation of our Advantage Loan Program;
●	Terminations, resignations and departures of top loan producers and other key employees;
●	The results of investigations of us by the OCC, the DOJ, or other governmental agency;
●	The costs of litigation, including settlements and judgments;
●	Compliance with the OCC Agreement;
●	New legislation, regulation, or governmental policy affecting the financial services industry;
●	Adverse effects which may arise in connection with the material weaknesses in our internal control over financial reporting or our failure to promptly remediate them;

●	The outbreak of the COVID-19 pandemic, or an outbreak of other highly infectious or contagious diseases;
●	Market volatility;
●	Potential future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold into the secondary market;
●	Our ability to comply with The Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, including our ability to timely file our future periodic reports with the SEC;
●	Our concentration in residential mortgage loans;
●	Our geographic concentration of loans and operations in California;
●	Strong competition within our market areas with respect to our products and pricing;
●	Our ability to attract deposits and other sources of liquidity;
●	The value of our mortgage servicing rights;
●	Operational risks resulting from a high volume of financial transactions and increased reliance on technology;
●	Failure to obtain external financing on favorable terms, or at all, in the future;
●	Changes in the state of the general economy and the financial markets;
●	The credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;
●	The overall quality of the composition of our loan and securities portfolios;
●	Legislative and regulatory changes, including the implementation of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of FDIC insurance and other coverages;
●	Inflation, interest rate, market and monetary shifts, including uncertainty relating to the calculation and transition from LIBOR;
●	Changes in the financial performance and/or condition of our borrowers;
●	Adverse changes in securities markets, including such changes to the valuation of our securities portfolio;
●	Changes in accounting policies and practices, as may be adopted by the FASB;
●	Changes in estimates of future loan loss reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
●	The effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“FRB” or "Federal Reserve");

●	Tax matters, including changes in corporate tax rates and any disagreements with taxing authorities;
●	Changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;
●	Fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
●	The effect of gentrification or adverse political developments on minority and immigrant individuals, which is one of our historical markets;
●	The inability of key third-party providers, customers, and counterparties to provide accurate and complete information and perform their obligations to us;
●	Our operational, technological, and organizational infrastructure, including whether our enterprise risk management framework effectively mitigates risk and loss and whether we can keep pace with technological change;
●	Our employees’ adherence to our internal policies and procedures;
●	Adverse international conditions and their effect on our customers;
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC;
●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval;
●	Our ability to continue to pay dividends; and
●	Our success at managing the risks involved in the foregoing.

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

Historical Business Strategy

During the quarter ended June 30, 2020, we continued to pursue our historical strategy of originating residential mortgage loans both for retention in our portfolio and sale to the secondary market, as well as growing our commercial real estate and construction lending portfolios. During the year ended December 31, 2019, our Advantage Loan Program generated approximately 77% of our residential mortgage loan production. However, as discussed further below, in the fourth quarter of 2019, our board of directors became aware of significant compliance issues in connection with the origination of residential mortgage loans under the Advantage Loan Program, which ultimately led to the voluntary suspension, and then permanent discontinuation, of the Advantage Loan Program.

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

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our results of operations for the six months ended June 30, 2020.

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

The Strategy for 2020 and Beyond

Effective June 3, 2020, the Company and the Bank hired Thomas M. O’Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Prior to being hired, Mr. O’Brien provided consulting services to the board of directors of the Bank under a consulting agreement since March 2020. An accomplished leader in the financial services industry with over 44 years of industry experience, Mr. O’Brien will report to the boards of directors of the Company and the Bank. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O’Brien.

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

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loans as troubled debt restructurings due to modifications related to the COVID-19 pandemic. More specifically, through Section 4022 of the CARES Act, Congress provided relief to borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 by allowing such borrowers to request forbearance, regardless of delinquency status, for up to 360 days. Such relief will be available until the earlier of December 31, 2020 and the date of termination of the national emergency declaration. Section 4022 of the CARES Act also prohibits servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date of termination of the national emergency declaration, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration.

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

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the first half of 2020, the most notable financial impacts to our results of operations was a higher provision for loan losses primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers and employees that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. Our COVID-19 Hardship Forbearance Program provides a 120-day deferral of principal and interest payments for residential mortgages. Interest will continue to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest will be added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of their note, thus extending the loan’s maturity date. The terms for commercial loan forbearances are reviewed and determined on a case by case basis. As of June 30, 2020, the Company had approximately 210 loans in forbearance status with an aggregate loan balance of $125.8 million. At June 30, 2020, residential real estate loans in forbearance status totaled $118.8 million, and commercial real estate loans in forbearance status totaled $7.0 million, with a concentration in lodging. We continue to have active dialogue with customers on deferrals. As of September 30, 2020, the Company had approved forbearance requests on 189 loans. Of these, 116 loans totaling $69,828 have completed the agreed-upon deferment period and have returned to normal debt service. There are 73 loans that remain in payment deferral totaling $54,413.

During this volatile time, we remain focused on our capital and liquidity. Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes with a Common Equity Tier 1 ratio for the Company of 17.27% and a ratio of Tier 1 Capital to adjusted tangible assets of 9.32%. See “Liquidity and Capital Resources.” We have a liquid balance sheet, with access to funding sources, as necessary. As a mortgage servicer, we are required to advance principal and interest on loans under forbearance for a period of up to four months and tax and insurance payments until the owners of the loans make us whole. Although the servicing advances for loans in forbearance have not been significant, should the demand for loan forbearance continue to increase as a result of the effects of COVID-19, our liquidity position could be negatively impacted.

The duration and severity of the effect of COVID-19 on economic, market and business conditions remain uncertain. We are subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, which may have an adverse effect on our business, financial condition and results of operations.

Overview of Quarterly Performance

As of June 30, 2020, the Company had total consolidated assets of $3.74 billion, total consolidated deposits of $2.89 billion and total consolidated shareholders’ equity of $331.4 million. Cash and due from banks increased to $623.4 million at June 30, 2020 from $77.8 million at December 31, 2019, reflecting increased cash flows from loan payments and the permanent discontinuation of our Advantage Loan Program combined with the lack of an alternative loan product to effectively reinvest such proceeds during the quarter. As a result, our total loan portfolio decreased $149.1 million from $2.91 billion at December 31, 2019 to $2.76 billion at June 30, 2020. In addition, investment securities increased as we were able to reinvest a portion of our excess cash flows. The resulting excess liquidity was retained to prepare for potential Advantage Loan Program repurchase requests and compensate for the Bank’s reduced borrowing capacity from the FHLB as a result of the reduction in collateral pledged, as well as to prepare for additional uncertainties related to the ongoing examinations and investigations.

Our net income decreased $10.6 million, or 79%, to $2.9 million for the three months ended June 30, 2020, primarily driven by significantly heightened costs of regulatory compliance which have continued into 2020 and increased provision for loan losses due to the impact of COVID-19 and risk-rating downgrades of certain residential, commercial real estate and construction loans, as well as a decrease in gain on sale of portfolio loans due to the absence of portfolio loan sales during the quarter. Our net interest margin continued its decline to 3.08% for the three months ended June 30, 2020 from 3.84% for the same period in 2019, reflecting the prevailing lower interest rate environment in which we were originating new portfolio loans and the reinvestment of substantial loan payments into lower-yielding interest-earning assets.

We realized net income of $2.9 million for the three months ended June 30, 2020, compared to net income of $13.4 million for the three months ended June 30, 2019, and we incurred a net loss of $(1.2) million for the six months ended June 30, 2020, compared to a net income of $29.1 million for the six months ended June 30, 2019. The decreases in net income for the three and six month periods were primarily driven by significantly increased professional fees associated with our renewed efforts of achieving compliance with the Formal Agreement and our undergoing other enhancements to our regulatory compliance framework, in additional to the professional fees related to the government investigations and litigation and increased provision for loan losses due to the impact of COVID-19 and risk-rating downgrades of certain residential, commercial real estate and construction loans, as well as a decrease in gain on sale of portfolio loans due to the absence of portfolio loan sales during the quarter. The decreases in net income were partially offset by an income tax benefit as a result of decreased pre-tax income. Our net interest margin continued its decline to 3.31% for the six months ended June 30, 2020 from 3.85% for the same period in 2019, reflecting the prevailing lower interest rate environment in which we were originating new portfolio loans and the reinvestment of substantial loan payments into lower-yielding interest-earning assets.

Subsequent Events

On October 14, 2020, Quantum Capital Management entered into an Asset Purchase Agreement to sell substantially all of its assets, which consist primarily of client advisory agreements. The closing of the transaction is subject to customary closing conditions, including third-party consents, and is expected to occur before year-end. In connection with the execution of the Asset Purchase Agreement, Mr. Peter Sinatra, a member of the boards of directors of the Company and of the Bank, as well as the CEO of Quantum Capital Management, notified the Company of his resignation from the Company's and the Bank's boards of directors, effective immediately, and from all other positions with Quantum Capital Management, the Company, the Bank, and each of their subsidiaries and affiliates, effective upon the closing of the transaction.

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

During the six months ended June 30, 2020, there were no significant changes to our accounting policies that we believe are critical to an understanding of financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on October 6, 2020.

Discussion and Analysis of Financial Condition

The Company’s total assets were $3.74 billion at June 30, 2020 compared to $3.24 billion at December 31, 2019. Total loans, net of allowance for loan losses, decreased slightly to $2.72 billion at June 30, 2020 as compared to $2.89 billion at December 31, 2019. The investment securities portfolio increased $105.2 million, or 69%, to $257.7 million at June 30, 2020 from $152.5 million at December 31, 2019. Cash and due from banks increased $545.6, or 701%, to $623.4 million at June 30, 2020 from $77.8 million at December 31, 2019. Deposits increased $396.6 million, or 16%, to $2.89 billion at June 30, 2020. Borrowings, excluding subordinated notes, increased $100.0 million, or 44%, to $329.0 million at June 30, 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30, 2020		At December 31, 2019
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$2,280,473	82%	$2,476,866	85%
Commercial real estate	265,068	10%	240,081	8%
Construction	201,084	7%	178,376	6%
Total real estate	2,746,625	99%	2,895,323	99%
Commercial lines of credit	17,510	1%	17,903	1%
Other consumer	20	—%	34	—%
Total loans	2,764,155	100%	2,913,260	100%
Allowance for loan losses	(46,931)		(21,730)
Loans, net	$2,717,224		$2,891,530

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at June 30, 2020:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$35,329	$2,245,144	$2,280,473
Commercial real estate	45,472	219,596	265,068
Construction	—	201,084	201,084
Commercial lines of credit	302	17,208	17,510
Other consumer	20	—	20
Total	$81,123	$2,683,302	$2,764,155

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of June 30, 2020:

	Residential	Commercial		Commercial	Other
June 30, 2020	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$366,785	$25,597	$201,084	$17,208	$—	$610,674
More than 6 months through 12 months	433,653	23,381	—	—	—	457,034
More than 12 months through 24 months	549,248	24,030	—	—	—	573,278
More than 24 months through 36 months	408,764	46,679	—	—	—	455,443
More than 36 months through 60 months	427,489	99,909	—	—	—	527,398
More than 60 months	59,205	—	—	—	—	59,205
Fixed to Maturity	35,329	45,472	—	302	20	81,123
Total	$2,280,473	$265,068	$201,084	$17,510	$20	$2,764,155

At June 30, 2020, $415.2 million, or 15.5%, of our adjustable interest rate loans were at their interest rate floor.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, including troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2020 and December 31, 2019, we had $48 thousand and $50 thousand, respectively, of accruing loans past due 90 days, consisting primarily of residential real estate loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At June 30, 2020 and December 31, 2019, we had troubled debt restructuring loans of $5.4 million and $138 thousand, respectively, in nonaccrual status.

The following table sets forth information regarding our nonperforming assets at the dates indicated. The table does not include CARES Act loan modifications.

	At June 30,	At December 31,
	2020	2019

	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$37,435	$14,692
Commercial real estate	3,537	40
Construction	12,054	—
Commercial lines of credit	1,186	—
Other consumer	—	—
Total nonaccrual loans	54,212	14,732
Loans past due 90 days and still accruing	48	50
Troubled debt restructurings (2)	23,017	13,570
Total nonperforming assets	$77,277	$28,352
Total loans	$2,764,155	$2,913,260
Total assets	$3,738,503	$3,244,884
Total nonaccrual loans to total loans	1.96%	0.51%
Total nonperforming assets to total assets	2.07%	0.87%
(1)	Loans are presented before the allowance for loan losses.
(2)	Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	June 30, 2020			December 31, 2019
	30 – 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$49,203	$11,891	$37,483	$36,209	$5,407	$14,742
Commercial real estate	9,451	9,561	3,537	5,605	—	40
Construction	—	10,579	12,054	15,008	—	—
Commercial lines of credit	—	—	1,186	1,249	—	—
Other consumer	—	—	—	—	—	—
Total delinquent loans	$58,654	$32,031	$54,260	$58,071	$5,407	$14,782

Delinquent loans increased to $144.9 million, or 5% of total loans at June 30, 2020 compared to $78.3 million, or 3% of total loans at December 31, 2019. The increase is attributable to $42.2 million increase in residential real estate loans, a portion of which had inquired about a COVID-related forbearance but did not follow up in order to execute the forbearance. Commercial real estate loans increased $16.9 million, primarily due to $15.3 million increase in delinquent hotel/single-room occupancy properties. Construction loans increased $7.6 million due to matured loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the condensed consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions, loss experience, and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$42,613	$20,698	$21,730	$21,850
Charge offs:
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial lines of credit	—	—	—	(176)
Other consumer	—	—	—	—
Total charge offs	—	—	—	(176)
Recoveries:
Residential real estate	2	8	12	13
Commercial real estate	17	31	36	62
Construction	2	1	3	3
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total recoveries	21	40	51	78
Net (charge offs) recoveries	21	40	51	(98)
Provision (recovery) for loan losses	4,297	180	25,150	(834)
Allowance for loan losses at end of period	$46,931	$20,918	$46,931	$20,918
Nonperforming loans and troubled debt restructurings at end of period	$77,277	$12,168	$77,277	$12,168
Total loans outstanding at end of period	$2,764,155	$2,945,731	$2,764,155	$2,945,731
Average loans outstanding during period	$2,827,133	$2,994,142	$2,848,923	$2,968,345
Allowance for loan losses to nonperforming loans and troubled debt restructurings	61%	172%	61%	172%
Allowance for loan losses to total loans at end of period	1.70%	0.71%	1.70%	0.71%
Net charge offs (recoveries) to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans classified as Substandard, Doubtful and Special Mention were as follows:

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Special Mention	$38,662	$44,247
Substandard	151,440	46,875
Doubtful	362	455
Total	$190,464	$91,577

Total special mention, substandard and doubtful loans were $190.5 million, or 6.89% of total loans, at June 30, 2020, compared to $91.6 million, or 3.14% of total loans, at December 31, 2019. The increase in substandard loans was primarily attributable to 17 commercial real estate loans totaling $65.0 million, seven construction loans totaling $21.2 million and one commercial lines of credit of $1.2 million being downgraded, and 42 residential loans totaling $27.5 million becoming 90 days or more past due, partially offset by $5.8 million of loans paid in full. Commercial real estate loans and construction loans secured by multi-family or hotel/single-room occupancy hotel properties accounted for $63.3 million of the increase of substandard loans as these industries were highly impacted by COVID-19.

At June 30, 2020, our impaired loans increased to $39.9 million from $19.8 million at December 31, 2019 primarily due to four construction loans totaling $15.1 million, one commercial real estate loan of $3.5 million, and two commercial lines of credit totaling $1.2 million being added to impaired status. Currently, the Bank estimates no additional allowance for loan losses related to these newly added impaired loans is required due to collateral coverage.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At June 30, 2020		At December 31, 2019
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$18,812	82%	$12,336	85%
Commercial real estate	15,770	10%	5,243	8%
Construction	11,998	7%	3,822	6%
Commercial lines of credit	350	1%	328	1%
Other consumer	1	—%	1	—%
Unallocated	—	N/A	—	N/A
Total	$46,931	100%	$21,730	100%

The allowance for loan losses as a percentage of loans was 1.70% and 0.75% as of June 30, 2020 and December 31, 2019, respectively. The total allowance for loan losses increased to $46.9 million from $21.7 million as of December 31, 2019 as we recorded a $25.2 million provision for loan losses which primarily reflected the estimated impact from the COVID-19 outbreak as well as the $98.9 million increase in special mention, substandard and doubtful loans.

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

	At June 30,		At December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury & Agency securities	$89,984	$90,593	$122,634	$122,803
Mortgage-backed securities	29,330	29,547	23,028	23,104
Collateralized mortgage obligations	131,973	132,028	1,138	1,183
Collateralized debt obligations	215	184	216	199
Total	$251,502	$252,352	$147,016	$147,289

At June 30, 2020 and December 31, 2019, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders’ equity.

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

At June 30, 2020, gross unrealized losses on debt securities totaled $492 thousand. We do not consider the debt securities to be other-than-temporarily impaired at June 30, 2020, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At June 30, 2020 and December 31, 2019, equity securities totaled $5.4 million and $5.3 million, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.89 billion at June 30, 2020, compared to $2.50 billion at December 31, 2019. The increase was primarily attributable to a $358.8 million increase in our retail time deposits, and a $67.8 million increase in our brokered deposits, partially offset by a $25.0 million decrease in our money market, savings and NOW accounts and a $4.8 million decrease in noninterest-bearing deposits. The additional brokered deposits were obtained during the six months ended June 30, 2020 to build liquidity at favorable rates.

Borrowings

At June 30, 2020, we had the ability to borrow a total of $799.0 million from the FHLB, which includes an available line of credit of $50.0 million. We also had available unsecured credit lines with additional banks totaling $100.0 million. At June 30, 2020, outstanding FHLB borrowings totaled $329.0 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, at June 30, 2020, we had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. Subsequent to June 30, 2020, we reduced the loans pledged as collateral on FHLB borrowings, thereby reducing our ability to borrow from the FHLB to $459.0 million. This reduction in collateral reflects the results of the Internal Review.

In addition to deposits, we use short-term borrowings, such as FHLB advances and a FHLB overdraft credit line, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our short-term

FHLB advances consist primarily of advances of funds for one or two week periods. There were no FHLB line of credit, or short-term FHLB advances outstanding at the end of the period.

Shareholders’ Equity

Total shareholders’ equity was $331.4 million at June 30, 2020, a decrease of $1.2 million from December 31, 2019. The decrease was primarily a result of net loss of $1.2 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we repurchased 10,912 shares of our common stock at a total cost of $82 thousand pursuant to a share repurchase program authorized by the board of directors in late 2018.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

General

Net income was $2.9 million for the three months ended June 30, 2020, compared to $13.4 million for the same period in 2019, a decrease of $10.6 million. The decrease in net income for the three months ended June 30, 2020 was primarily attributable to an increase in non-interest expense, an increase in provision for loan losses, a decrease in net interest income, and a decrease in gain on sale of portfolio loans, which were partly offset by lower income tax expense. The increase in non-interest expense was due primarily to an increase in professional fees.

We incurred a net loss of $1.2 million for the six months ended June 30, 2020, compared to a net income of $29.1 million for the same period in 2019, a decrease of $30.3 million. The decrease in net income for the six months ended June 30, 2020 was primarily attributable to an increase in provision for loan losses, an increase in non-interest expense, a decrease in net interest income, and a decrease in gain on sale of portfolio loans. The increase in non-interest expense was due primarily to an increase in professional fees. The decrease in net income was partially offset by an income tax benefit as a result of the decrease in pre-tax income.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2020 and 2019. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended						Six Months Ended
	June 30, 2020		June 30, 2019				June 30, 2020			June 30, 2019
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)	$2,827,131	$37,501	5.31%	$2,994,142	$43,301	5.78%	$2,848,923	77,026	5.41%	$2,968,345	$85,023	5.73%
Securities, includes restricted stock(2)	226,497	1,037	1.83%	174,823	1,272	2.91%	200,649	2,071	2.06%	172,483	2,499	2.90%
Other interest-earning assets	459,222	141	0.12%	28,794	216	3.00%	313,128	575	0.37%	30,037	452	3.01%
Total interest-earning assets	3,512,850	38,679	4.41%	3,197,759	44,789	5.60%	3,362,700	79,672	4.74%	3,170,865	87,974	5.55%
Noninterest-earning assets
Cash and due from banks	13,842			10,594			11,673			10,826
Other assets	58,008			73,614			66,239			73,373
Total assets	$3,584,700			$3,281,967			$3,440,612			$3,255,064
Interest-bearing liabilities
Money Market, Savings and NOW	$1,215,610	$2,258	0.75%	$1,356,200	$4,961	1.47%	$1,236,443	5,565	0.91%	$1,414,839	$10,339	1.47%
Time deposits	1,463,806	7,318	2.01%	1,044,388	6,563	2.52%	1,318,750	14,375	2.20%	984,027	11,841	2.43%
Total interest-bearing deposits	2,679,416	9,576	1.43%	2,400,588	11,524	1.93%	2,555,193	19,940	1.57%	2,398,866	22,180	1.86%
FHLB borrowings	329,002	877	1.05%	323,583	1,375	1.68%	298,235	1,687	1.13%	296,227	2,430	1.63%
Subordinated notes, net	65,235	1,178	7.22%	65,079	1,175	7.22%	65,214	2,355	7.22%	65,061	2,349	7.22%
Total borrowings	394,237	2,055	2.06%	388,662	2,550	2.60%	363,449	4,042	2.21%	361,288	4,779	2.63%
Total interest-bearing liabilities	3,073,653	11,631	1.52%	2,789,250	14,074	2.02%	2,918,642	23,982	1.66%	2,760,154	26,959	1.97%
Noninterest-bearing liabilities
Demand deposits	69,962			71,277			72,918			72,414
Other liabilities	106,564			75,634			111,192			79,467
Shareholders’ equity	334,521			345,806			337,860			343,029
Total liabilities and shareholders’ equity	$3,584,700			$3,281,967			$3,440,612			$3,255,064
Net interest income and spread		$27,048	2.89%		$30,715	3.58%		$55,690	3.08%		$61,015	3.58%
Net interest margin			3.08%			3.84%			3.31%			3.85%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalent adjustments.

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

	Three Months Ended			Six Months Ended
	June 30, 2020 vs. 2019			June 30, 2020 vs. 2019
	Increase (Decrease)		Total	Increase (Decrease)		Total
	due to		Increase	due to		Increase
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Change in interest income:
Loans	$(2,335)	$(3,465)	$(5,800)	$(3,340)	$(4,657)	$(7,997)
Securities, includes restricted stock	237	(472)	(235)	562	(990)	(428)
Other interest-earning assets	132	(207)	(75)	136	(13)	123
Total change in interest income	(1,966)	(4,144)	(6,110)	(2,642)	(5,660)	(8,302)
Change in interest expense:
Money Markets, Savings and NOW	(470)	(2,233)	(2,703)	(1,180)	(3,594)	(4,774)
Time deposits	2,097	(1,342)	755	3,504	(970)	2,534
Total interest-bearing deposits	1,627	(3,575)	(1,948)	2,324	(4,564)	(2,240)
FHLB borrowings	14	(512)	(498)	17	(760)	(743)
Subordinated notes, net	3	—	3	6	—	6
Total change in interest expense	1,644	(4,087)	(2,443)	2,347	(5,324)	(2,977)
Change in net interest income	$(3,610)	$(57)	$(3,667)	$(4,989)	$(336)	$(5,325)

Net Interest Income

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

Net interest income was $27.0 million for the three months ended June 30, 2020, a decrease of $3.7 million, or 12%, from the same period in 2019.

Interest income was $38.7 million for the three months ended June 30, 2020, a decrease of $6.1 million, or 14%, from the same period in 2019. The decrease was due primarily to the significant increase in lower-yielding liquid assets as a result of the permanent discontinuation of the Advantage Loan Program and the resultant reduction in loan originations. The average balance of our interest-earning liquid assets was $459.2 million for the three months ended June 30, 2020 as compared to $28.8 million for the three months ended June 30, 2019. These assets had an average yield of 0.12% for the three months ended June 30, 2020. In addition, the decline in interest income also reflects a decline of 119 basis points in the average yield on our interest-earning assets to 4.41% during the three months ended June 30, 2020, reflecting a general decline in market interest rates as well as the impact of the growth in our low-yielding liquid assets.

Our average balance of loans decreased $167.0 million, or 6%, to $2.83 billion for the three months ended June 30, 2020 as repayments exceeded new loan production. Our average yield on loans decreased 47 basis points to 5.31%. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower rates under the lower rate environment.

The impact of the decline in interest income was partially offset by the decline in interest expense. Interest expense was $11.6 million for the three months ended June 30, 2020, a decrease of $2.4 million, or 17%, from the same period in 2019. The decrease was due primarily to rate decrease, reflecting the lower interest rate environment in 2020. Our average rate paid on interest-bearing liabilities decreased 50 basis points to 1.52%, partially offset by an increase in the average balance of interest-bearing liabilities.

Our average balance of interest-bearing deposits increased $278.8 million, or 12%, to $2.68 billion for the three months ended June 30, 2020. Our average rate paid on interest-bearing deposits decreased 50 basis points to 1.43%. The rates on interest-bearing deposits were adjusted in response to changes in market rates paid by our competitors. We continue to experience shifting of deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits, partially offsetting the lower market rates.

Net interest income was $55.7 million for the six months ended June 30, 2020, a decrease of $5.3 million, or 9%, from the same period in 2019.

Interest income was $79.7 million for the six months ended June 30, 2020, a decrease of $8.3 million, or 9%, from the same period in 2019. The decrease was due primarily to yield decrease. Our average yield on interest-earning assets decreased 81 basis points to 4.74% during the six months ended June 30, 2020.

Our average balance of loans decreased $119.4 million, or 4%, to $2.85 billion for the six months ended June 30, 2020 as repayments exceeded new loan production. Our average yield on loans decreased 32 basis points to 5.41%. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower rates under the lower rate environment and new loans originated at lower rates than the loans that paid off.

Interest expense was $24.0 million for the six months ended June 30, 2020, a decrease of $3.0 million, or 11%, from the same period in 2019. The decrease was due primarily to rate decrease. Our average rate paid on interest-bearing liabilities decreased 31 basis points to 1.66%, partially offset by an increase in the average balance of interest-bearing liabilities.

Our average balance of interest-bearing deposits increased $156.3 million, or 7%, to $2.56 billion for the six months ended June 30, 2020. Our average rate paid on interest-bearing deposits decreased 29 basis points to 1.57%. The rates on interest-bearing deposits were adjusted in response to changes in market rates paid by our competitors. We continued to experience shifting of deposits from lower-yielding money market, savings and NOW accounts to higher-yielding time deposits.

Net Interest Margin and Interest Rate Spread

Net interest margin was 3.08% for the three months ended June 30, 2020, down 76 basis points from the same period in 2019. The interest rate spread was 2.89% for the three months ended June 30, 2020, down 69 basis points from the same period in 2019. Our net interest margin and interest rate spread were negatively impacted during the three months ended June 30, 2020 by the accumulation of liquidity on our balance sheet which resulted in an increase in the relative proportion of our lower-yielding interest-earning assets (primarily excess deposits held in an interest-bearing account at the Federal Reserve) as part of our strategy to increase liquidity in order to reduce our risk profile. The declines in net interest margin and interest rate spread were also due to lower yields in our loan portfolios, partially offset by lower rates paid on our interest-bearing deposits, a reflection of the low interest rate environment in 2020.

Net interest margin was 3.31% for the six months ended June 30, 2020, down 54 basis points from the same period in 2019. The interest rate spread was 3.08% for the six months ended June 30, 2020, down 50 basis points from the same period in 2019. Our net interest margin and interest rate spread were negatively impacted during the six months ended June 30, 2020 by the accumulation of liquidity on our balance sheet which resulted in an increase in the relative proportion of our lower-yielding interest-earning assets (primarily excess deposits held in an interest-bearing account at the Federal Reserve) as part of our strategy to increase liquidity in order to reduce our risk profile. The declines in net interest margin and interest rate spread were also due to lower yields in our loan portfolios, partially offset by lower rates paid on our interest-bearing deposits, a reflection of the low interest rate environment in 2020.

Provision (recovery) for Loan Losses

We recorded a provision for loan losses of $4.3 million during the three months ended June 30, 2020, an increase of $4.1 million from the same period in 2019. We recorded a provision for loan losses of $25.2 million during the six months ended June 30, 2020, compared to a recovery for loan losses of $0.8 million during the same period in 2019. The increase in the provision for loan losses for each of the three- and the six-month periods was primarily attributable to qualitative components established in our allowance for loan losses methodology in response to the economic impact from the COVID-19 pandemic that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer-term impact to the relative values of residential and commercial properties. The provision for loan losses also reflects the required allowance for loan losses on the increase in special mention, substandard and doubtful loans of $65.6 million during the three months ended June 30, 2020 and $101.1 million during the six months ended June 30, 2020.

The provision for loan losses was recorded with the objective of aligning our allowance for loan losses with our current estimates of loss in the loan portfolio. The allowance for loan losses was $46.9 million, or 1.70% of total loans at June 30, 2020, compared to $21.7 million, or 0.75% of total loans, at December 31, 2019.

Non-interest Income

Non-interest income information is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$95	$112	$(17)	(15)%	$212	$216	$(4)	(2)%
Investment management and advisory fees	255	425	(170)	(40)%	568	765	(197)	(26)%
Loss on sale of investment securities	(34)	—	(34)	N/M	199	—	199	N/M
Gain on sale of mortgage loans held for sale	751	142	609	429%	1,020	180	840	467%
Gain on sale of portfolio loans	—	1,860	(1,860)	(100)%	—	4,302	(4,302)	(100)%
Unrealized gains on equity securities	43	57	(14)	(25)%	123	106	17	16%
Net servicing loss	(207)	(1,002)	795	79%	(1,118)	(677)	(441)	(65)%
Income on cash surrender value of bank-owned life insurance	317	315	2	1%	645	625	20	3%
Other	103	159	(56)	(35)%	203	379	(176)	(46)%
Total non-interest income	$1,323	$2,068	$(745)	(36)%	$1,852	$5,896	$(4,044)	(69)%

Non-interest income of $1.3 million for the three months ended June 30, 2020 decreased $0.7 million as compared to the same period of 2019. Non-interest income of $1.9 million for the six months ended June 30, 2020 decreased $4.0 million as compared to the same period of 2019. The decreases in non-interest income in both the three and six months ended June 30, 2020 were primarily attributable to a decrease in gain on sale of portfolio loans due to the absence of portfolio loan sales during the first half of 2020, reflecting the permanent discontinuation of the Advantage Loan Program which historically represented the largest component of our sold loans. In addition, net servicing loss decreased $0.8 in the three months ended June 30, 2020 due to a $1.2 million mortgage servicing rights valuation adjustment during the same period of 2019. For the six months ended June 30, 2020 net servicing loss increased $0.4 million primarily as a result of a write-off of mortgage servicing rights associated with repurchases on two pools of Advantage Loan Program loans in May 2020.

Non-interest Expense

Non-interest expense information is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$7,336	$7,381	$(45)	(1)%	$14,089	$14,648	$(559)	(4)%
Occupancy and equipment	2,208	2,170	38	2%	4,326	4,407	(81)	(2)%
Professional fees	8,268	1,104	7,164	649%	11,580	2,066	9,541	461%
Advertising and marketing	70	406	(336)	(83)%	343	845	(502)	(59)%
FDIC assessments	240	190	50	26%	259	445	(186)	(42)%
Data processing	351	303	48	16%	686	611	75	12%
Other	1,574	2,171	(597)	(27)%	2,999	3,825	(826)	(22)%
Total non-interest expense	$20,047	$13,725	$6,322	46%	$34,282	$26,847	$7,435	28%

Non-interest expense of $20.0 million for the three months ended June 30, 2020 increased $6.3 million as compared to the same period of 2019. Non-interest expense of $34.3 million for the six months ended June 30, 2020 increased $7.4 million as compared to the same period of 2019. The increases in both the three and six months ended June 30, 2020 were attributable to an increase in professional fees as we have incurred significant legal expenses in defending pending litigation and in cooperating with the investigations and we expect to continue to do so during the pendency of these matters. Professional fees also included the cost of professionals utilized to assist with the ongoing compliance effort related to the OCC Agreement and other ongoing enhancements to our regulatory compliance framework.

Income Tax Expense

We recorded an income tax expense of $1.2 million for the three months ended June 30, 2020, a decrease of $4.3 million from the same period of 2019. Our effective tax rate was 28.8% for both the three months ended June 30, 2020 and 2019. We recorded an income tax benefit of $0.7 million for the six months ended June 30, 2020, compared to an income tax expense of $11.8 million for the same period of 2019. Our effective tax rate was 38.5% and 28.8% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of COVID-19 on our operating results.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and U.S. Treasury and Agency securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020 and December 31, 2019, cash and due from banks totaled $623.4 million and $77.8 million, respectively; interest-bearing time deposits with other banks totaled $9.7 million and $1.0 million, respectively; U.S. Treasury and Agency securities classified as available-for-sale, which provide additional sources of liquidity, totaled $120.1 million and $145.9 million, respectively.

At June 30, 2020, we had the ability to borrow a total of $799.0 million from the FHLB including an available line of credit with the FHLB of $50.0 million. At June 30, 2020, we also had available unsecured credit lines with additional banks for $100.0 million. Outstanding borrowings at June 30, 2020 with the FHLB totaled $329.0 million, and there were no amounts outstanding with the aforementioned additional banks. Subsequent to June 30, 2020, we reduced the loans pledged as collateral on FHLB borrowings, thereby reducing our ability to borrow from the FHLB to $459.0 million. This reduction in collateral reflects the results of the Internal Review.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB or our bank lines of credit, or obtain additional funds through brokered deposits.

To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans. In July 2020, three third-party investors accepted the above mentioned offer, from which the Company repurchased three pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $19,521. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At June 30, 2020, the unpaid principal balance of the sold Advantage Loan Program portfolio totaled $540.0 million.

At June 30, 2020, we had $293.5 million in loan commitments outstanding, and $24 thousand in standby letters of credit. At December 31, 2019, we had $297.5 million in loan commitments outstanding, and $24 thousand in standby letters of credit.

Time deposits due within one year of June 30, 2020 were $1.11 billion, or 38% of total deposits. Total time deposits at June 30, 2020 were $1.58 billion, or 55%, of total deposits. Time deposits due within one year of December 31, 2019 were $855.3 million, or 34% of total deposits. Total time deposits at December 31, 2019 were $1.15 billion, or 46%, of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended June 30, 2020 and 2019, we originated $83.2 million and $356.5 million of loans, respectively, and purchased $171.0 million and $30.9 million of investment securities, respectively. During the six months ended June 30, 2020 and 2019, we originated $268.6 million and $661.4 million of loans, respectively, and purchased $246.7 million and $77.5 million of investment securities, respectively. Cash flows provided by loan payoffs totaled $136.4 million and $199.9 million during the three months ended June 30, 2020 and 2019, respectively, and $311.4 million and $359.9 million during the six months ended June 30, 2020 and 2019, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $396.6 million for the six months ended June 30, 2020 compared to a net increase of $94.0 million for the six months ended June 30, 2019. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

On a parent company-only basis, the Company's the primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank's net income for that year to date plus the Bank's retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. At June 30, 2020, the Bank had capacity to pay approximately $84.4 million of dividends to the Company under regulatory guidelines without prior regulatory approval. The Company also has the legal ability to access the debt and equity capital markets for additional funding.

The Company's primary funding needs on a parent company-only basis consist of dividends to shareholders, interest expense on subordinated debt and stock repurchases. At June 30, 2020, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. Interest expense on the subordinated notes was $1.2 million for both the three months ended June 30, 2020 and 2019, and $2.4 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

In December 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company is not obligated to repurchase shares of its common stock. During the six months ended June 30, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82 thousand, including commissions and fees. Such repurchases of shares of common stock were funded from cash on hand. In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program for at least the near term.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At June 30, 2020 and December 31, 2019, the capital levels of each of the Company and the Bank exceeded all applicable regulatory capital requirements, and the Bank’s capital ratios were above the minimum levels required to be considered “well capitalized” for regulatory purposes.

The following tables present our capital ratios as of the indicated dates for the Company and the Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	June 30,	December 31,
	Capitalized	Capitalized	Capitalized	2020	2019
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	21.68%	21.49%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	17.05%	17.04%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	17.05%	17.04%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	9.20%	10.11%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	June 30,	December 31,
	Capitalized	Capitalized	Capitalized	2020	2019
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	20.71%	17.82%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	19.44%	16.70%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	19.44%	16.70%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	10.49%	9.90%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. Effective January 1, 2019, the Basel rules require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At June 30, 2020 and December 31, 2019, both the Company and the Bank held capital in excess of the capital conservation buffer requirement.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning June 30, 2020 and December 31, 2019. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are slightly asset sensitive in a rising interest rate environment and slightly liability sensitive in a falling interest rate environment.

	At June 30,		At December 31,
	2020		2019
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$114,068	3%	$102,936	(17)%
300	113,354	2%	107,831	(13)%
200	112,166	1%	113,372	(8)%
100	111,469	1%	118,401	(4)%
0	110,965		123,584
–100	108,224	(3)%	122,847	(1)%

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

The following table presents, as of June 30, 2020 and December 31, 2019, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis.

	At June 30,		At December 31,
	2020		2019
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$440,298	(2)%	$453,316	(12)%
300	452,027	1%	476,524	(8)%
200	455,222	2%	495,397	(4)%
100	453,958	1%	508,199	(2)%
0	447,578		516,430
–100	368,607	(18)%	478,436	(7)%

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 because of certain material weaknesses in our internal control over financial reporting, as further described in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

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

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our results of operations for the first six months of 2020.

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

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company’s internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported stockholder will commence a stockholder derivative action on behalf of the Company seeking appropriate relief. The board of directors has recently established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company has responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the claims set forth in the demand letter or that, if any such litigation is commenced, it will not have a material impact on our financial condition or results of operations.

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

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1	Employment Agreement with Mr. Thomas M. O’Brien, dated as of June 1, 2020		8-K		10.1	June 1, 2020

10.2	Form of Option Award to be entered into with Mr. Thomas M. O’ Brien		8-K		10.2	June 1, 2020

10.3	Stock Purchase Agreement with Mr. Thomas M. O’Brien, dated as of June 1, 2020		8-K		10.3	June 1, 2020

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).
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

Date: October 19, 2020		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen Huber
Stephen Huber Chief Financial Officer (Principal Financial and Accounting Officer)