Form 10-Q
period 2020-09-30
Sterling Bancorp, Inc.
filed 2020-11-09
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 49,973,861 shares of the Registrant’s Common Stock outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$917,996	$77,819
Interest-bearing time deposits with other banks	7,988	1,025
Investment securities	247,884	152,544
Mortgage loans held for sale	3,643	1,337
Loans, net of allowance for loan losses of $48,258 and $21,730	2,627,324	2,891,530
Accrued interest receivable	12,385	13,718
Mortgage servicing rights, net	6,423	9,765
Leasehold improvements and equipment, net	8,493	9,198
Operating lease right-of-use assets	19,253	18,715
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	32,355	31,917
Deferred tax asset, net	20,589	12,095
Other assets	9,322	2,271
Total assets	$3,936,605	$3,244,884

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$66,316	$77,563
Interest-bearing deposits	3,028,854	2,417,877
Total deposits	3,095,170	2,495,440
Federal Home Loan Bank borrowings	318,000	229,000
Subordinated notes, net	65,300	65,179
Operating lease liabilities	20,514	19,868
Accrued expenses and other liabilities	106,477	102,783
Total liabilities	3,605,461	2,912,270
Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 49,977,209 shares at September 30, 2020 and 49,944,473 shares at December 31, 2019, respectively	80,807	80,889
Additional paid-in capital	13,386	13,210
Retained earnings	236,546	238,319
Accumulated other comprehensive income	405	196
Total shareholders’ equity	331,144	332,614
Total liabilities and shareholders’ equity	$3,936,605	$3,244,884

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$35,918	$42,351	$112,944	$127,374
Interest and dividends on investment securities and restricted stock	901	1,252	2,972	3,751
Other interest	211	608	786	1,060
Total interest income	37,030	44,211	116,702	132,185

Interest expense
Interest on deposits	9,288	12,249	29,228	34,429
Interest on Federal Home Loan Bank borrowings	859	777	2,546	3,207
Interest on subordinated notes	1,178	1,175	3,533	3,524
Total interest expense	11,325	14,201	35,307	41,160

Net interest income	25,705	30,010	81,395	91,025
Provision (recovery) for loan losses	2,123	251	27,273	(583)
Net interest income after provision (recovery) for loan losses	23,582	29,759	54,122	91,608

Non-interest income
Service charges and fees	61	111	273	327
Investment management and advisory fees	310	477	878	1,242
Gain (loss) on sale of investment securities	(20)	—	179	—
Gain on sale of mortgage loans held for sale	437	194	1,457	374
Gain on sale of portfolio loans	—	1,683	—	5,985
Unrealized gains on equity securities	—	30	123	136
Net servicing income (loss)	(121)	240	(1,239)	(437)
Income on cash surrender value of bank-owned life insurance	317	324	962	949
Other	127	106	330	485
Total non-interest income	1,111	3,165	2,963	9,061

Non-interest expense
Salaries and employee benefits	7,517	7,545	21,606	22,193
Occupancy and equipment	2,219	2,126	6,545	6,533
Professional fees	12,207	1,389	23,787	3,455
Advertising and marketing	71	269	414	1,114
FDIC assessments	956	(5)	1,215	440
Data processing	392	271	1,078	882
Other	1,612	1,831	4,611	5,656
Total non-interest expense	24,974	13,426	59,256	40,273

Income (loss) before income taxes	(281)	19,498	(2,171)	60,396
Income tax expense (benefit)	(170)	5,614	(897)	17,395
Net income (loss)	$(111)	$13,884	$(1,274)	$43,001

Income (loss) per share:
Basic	$(0.00)	$0.28	$(0.03)	$0.84
Diluted	$(0.00)	$0.28	$(0.03)	$0.83

Weighted average common shares outstanding:
Basic	49,843,925	50,428,108	49,839,860	51,490,046
Diluted	49,843,925	50,441,572	49,839,860	51,500,657

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(111)	$13,884	$(1,274)	$43,001
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $(86), $(14), $131, and $63, respectively	(222)	(35)	338	162
Reclassification adjustment for (gains) losses included in net income of $20, $-, $(179), and $-, respectively, included in gain (loss) on sale of investment securities, net of tax effect of $(6), $-, $50, and $-, respectively	14	—	(129)	—
Total other comprehensive income (loss)	(208)	(35)	209	162
Comprehensive income (loss)	$(319)	$13,849	$(1,065)	$43,163

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2019	53,012,283	$111,238	$12,713	$211,115	$(9)	$335,057
Net income	—	—	—	15,683	—	15,683
Repurchases of shares of common stock (Note 10)	(1,212,574)	(11,544)	—	—	—	(11,544)
Stock-based compensation	71,144	—	126	—	—	126
Other comprehensive income	—	—	—	—	106	106
Dividends distributed ($0.01 per share)	—	—	—	(526)	—	(526)
Balance at March 31, 2019	51,870,853	$99,694	$12,839	$226,272	$97	$338,902
Net income	—	—	—	13,434	—	13,434
Repurchases of shares of common stock (Note 10)	(1,034,792)	(10,011)	—	—	—	(10,011)
Stock-based compensation	10,460	—	153	—	—	153
Other comprehensive income	—	—	—	—	91	91
Dividends distributed ($0.01 per share)	—	—	—	(516)	—	(516)
Balance at June 30, 2019	50,846,521	$89,683	$12,992	$239,190	$188	$342,053
Net income	—	—	—	13,884	—	13,884
Repurchases of shares of common stock (Note 10)	(421,581)	(4,168)	—	—	—	(4,168)
Stock-based compensation	—	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(35)	(35)
Dividends distributed ($0.01 per share )	—	—	—	(503)	—	(503)
Balance at September 30, 2019	50,424,940	$85,515	$13,138	$252,571	$153	$351,377

Balance at January 1, 2020	49,944,473	$80,889	$13,210	$238,319	$196	$332,614
Net loss	—	—	—	(4,030)	—	(4,030)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	134,177	—	109	—	—	109
Other comprehensive income	—	—	—	—	563	563
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at March 31, 2020	50,067,738	$80,807	$13,319	$233,790	$759	$328,675
Net income	—	—	—	2,867	—	2,867
Stock-based compensation	(60,323)		9		—	9
Other comprehensive loss	—	—	—	—	(146)	(146)
Balance at June 30, 2020	50,007,415	$80,807	$13,328	$236,657	$613	$331,405
Net loss	—	—	—	(111)	—	(111)
Stock-based compensation	(30,206)		58		—	58
Other comprehensive loss	—	—	—	—	(208)	(208)
Balance at September 30, 2020	49,977,209	$80,807	$13,386	$236,546	$405	$331,144

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(1,274)	$43,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	27,273	(583)
Deferred income taxes	(8,574)	(622)
Gain on sale of investment securities	(179)	—
Unrealized gains on equity securities	(123)	(136)
Amortization (accretion), net, on investment securities	128	(1,273)
Depreciation and amortization on leasehold improvements and equipment	1,199	1,210
Amortization of intangible asset	—	338
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(160,540)	(42,026)
Proceeds from sale of mortgage loans held for sale	158,683	42,375
Gain on sale of mortgage loans held for sale	(1,457)	(374)
Gain on sale of portfolio loans	—	(5,985)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(438)	(459)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	3,951	3,488
Stock-based compensation	176	425
Other	121	124
Change in operating assets and liabilities:
Accrued interest receivable	1,333	(332)
Other assets	(3,937)	4,170
Accrued expenses and other liabilities	855	30,443
Net cash provided by (used in) operating activities	17,197	73,784

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	1,743	—
Purchases of interest-bearing time deposits with other banks	(8,706)	—
Maturities and principal receipts of investment securities	117,533	114,433
Sales of investment securities	99,971	—
Purchases of investment securities	(312,381)	(117,209)
Net decrease (increase) in loans	306,630	(177,470)
Purchases of portfolio loans	(69,465)	—
Proceeds from the sale of portfolio loans	—	173,397
Purchase of leasehold improvements and equipment	(494)	(1,107)
Net cash provided by (used in) investing activities	134,831	(7,956)

Cash Flows From Financing Activities
Net increase in deposits	599,730	119,160
Proceeds from advances from Federal Home Loan Bank	100,000	2,461,000
Repayments of advances from Federal Home Loan Bank	(11,000)	(2,525,000)
Repurchase of shares of common stock	(82)	(25,723)
Dividends paid to shareholders	(499)	(1,545)
Net cash provided by financing activities	688,149	27,892
Net change in cash and due from banks	840,177	93,720
Cash and due from banks at beginning of period	77,819	52,526
Cash and due from banks at end of period	$917,996	$146,246

Supplemental cash flows information
Cash paid:
Interest	$39,837	$29,667
Income taxes	13,897	15,946
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	—	169,844
Transfers of residential real estate loans from mortgage loans held for sale	399	103
Right-of-use assets obtained in exchange for new operating lease liabilities	3,449	740

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2020, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or for any future annual or interim period. The consolidated balance sheet at December 31, 2019 included herein was derived from the audited financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

During 2020, economies throughout the world have been severely disrupted because of the outbreak of the novel coronavirus (“COVID-19”). The Company’s primary market areas of California, the greater Seattle market, and New York became part of several epicenters of the COVID-19 pandemic. Banking and financial services have been designated essential businesses, and the Bank’s operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of the Bank’s customers and employees, and to comply with applicable government directives. As of September 30, 2020, the impact of the outbreak of COVID-19 was continuing to unfold. As a result, many of management’s estimates and assumptions required increased judgement and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, management’s estimates may change materially in future periods.

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans which are collateralized by real estate. At September 30, 2020 and December 31, 2019, residential real estate loans accounted for 82% and 85%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At September 30, 2020 and December 31, 2019, approximately 87% and 89%, respectively, of the loan portfolio was originated in California.

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced that it permanently discontinued this program on March 6, 2020. This Program was a material component of the Bank’s total loan originations. Loans under the Advantage Loan Program totaled $1,633,714, or 75% of the residential loan portfolio, as of September 30, 2020, and $1,942,657, or 78% of the residential loan portfolio, as of December 31, 2019.

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at September 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses:

	September 30, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$94,990	$398	$(13)	$95,375
Mortgage-backed securities	26,650	95	—	26,745
Collateralized mortgage obligations	120,091	600	(489)	120,202
Collateralized debt obligations	214	—	(30)	184
Total	$241,945	$1,093	$(532)	$242,506

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$122,634	$170	$(1)	$122,803
Mortgage-backed securities	23,028	76	—	23,104
Collateralized mortgage obligations	1,138	45	—	1,183
Collateralized debt obligations	216	—	(17)	199
Total	$147,016	$291	$(18)	$147,289

Securities with a fair value of $24,987 were pledged as collateral on FHLB borrowings at September 30, 2020.

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

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of September 30, 2020 and December 31, 2019.

For the three and nine months ended September 30, 2020, the proceeds from sales of debt securities available for sale were $40,612 and $99,971, respectively. The Company recorded gross realized gains of $58 and gross realized losses of $78 during the three months ended September 30, 2020, and gross realized gains of $336 and gross realized losses of $157 during the nine months ended September 30, 2020.

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury at September 30, 2020 are shown by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury & Agency securities
Due less than one year	$69,990	$70,388
Due after one year through five years	25,000	24,987
Mortgage-backed securities	26,650	26,745
Collateralized mortgage obligations	120,091	120,202
Collateralized debt obligations	214	184
Total	$241,945	$242,506

The table summarizes debt securities available for sale, at fair value, with unrealized losses at September 30, 2020 and December 31, 2019 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position, as follows:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury & Agency securities	$24,987	$(13)	$—	$—	$24,987	$(13)
Collateralized mortgage obligations	65,450	(489)	—	—	65,450	(489)
Collateralized debt obligations	—	—	184	(30)	184	(30)
Total	$90,437	$(502)	$184	$(30)	$90,621	$(532)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$5,011	$(1)	$—	$—	$5,011	$(1)
Collateralized debt obligations	—	—	199	(17)	199	(17)
Total	$5,011	$(1)	$199	$(17)	$5,210	$(18)

As of September 30, 2020, the debt securities portfolio consisted of 19 debt securities, with eight debt securities in an unrealized loss position. Agency collateralized mortgage obligations with a fair value of $64,910 had an unrealized loss of $467 due to interest rate and prepayment fluctuations. For debt securities in an unrealized loss position,

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2020, the unrealized losses in these securities are due to noncredit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $184 and $199 at September 30, 2020 and December 31, 2019, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative.” The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $30 and $17 of the unrealized losses reported at September 30, 2020 and December 31, 2019, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At September 30, 2020 and December 31, 2019, equity securities totaled $5,378 and $5,255, respectively. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

At September 30, 2020 and December 31, 2019, equity securities with readily determinable fair values were $5,132 and $5,009, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gains recorded during the period on equity securities	$—	$30	$123	$136
Less: net gains recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains recorded during the period on equity securities held at the reporting date	$—	$30	$123	$136

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values. The investment was reported at $246 at both September 30, 2020 and December 31, 2019.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 5—Loans

Major categories of loans were as follows:

	September 30,	December 31,
	2020	2019
Residential real estate	$2,183,546	$2,476,866
Commercial real estate	262,116	240,081
Construction	211,460	178,376
Commercial lines of credit	18,452	17,903
Other consumer	8	34
Total loans	2,675,582	2,913,260
Less: allowance for loan losses	(48,258)	(21,730)
Loans, net	$2,627,324	$2,891,530

Loans totaling $575,125 and $933,747 were pledged as collateral on FHLB borrowings at September 30, 2020 and December 31, 2019, respectively.

The table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,812	$15,770	$11,998	$350	$1	$—	$46,931
Provision (recovery) for loan losses	(467)	1,771	628	192	(1)	—	2,123
Charge offs	(108)	—	(707)	—	—	—	(815)
Recoveries	3	14	2	—	—	—	19
Total ending balance	$18,240	$17,555	$11,921	$542	$—	$—	$48,258

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision (recovery) for loan losses	5,997	12,262	8,801	214	(1)	—	27,273
Charge offs	(108)	—	(707)	—	—	—	(815)
Recoveries	15	50	5	—	—	—	70
Total ending balance	$18,240	$17,555	$11,921	$542	$—	$—	$48,258

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,758	$3,214	$3,067	$780	$1	$1,098	$20,918
Provision (recovery) for loan losses	(321)	696	155	(193)	—	(86)	251
Charge offs	—	—	—	—	—	—	—
Recoveries	3	30	2	—	—	—	35
Total ending balance	$12,440	$3,940	$3,224	$587	$1	$1,012	$21,204

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,402)	1,275	(54)	(295)	—	(107)	(583)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	16	92	5	—	—	—	113
Total ending balance	$12,440	$3,940	$3,224	$587	$1	$1,012	$21,204

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment method as of September 30, 2020 and December 31, 2019:

				Commercial
	Residential	Commercial		Lines of	Other
September 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$—	$—	$4	$—	$—	$45
Collectively evaluated for impairment	18,199	17,555	11,921	538	—	—	48,213
Total ending allowance balance	$18,240	$17,555	$11,921	$542	$—	$—	$48,258
Loans:
Loans individually evaluated for impairment	$211	$14,153	$46,214	$1,244	$—	$—	$61,822
Loans collectively evaluated for impairment	2,183,335	247,963	165,246	17,208	8	—	2,613,760
Total ending loans balance	$2,183,546	$262,116	$211,460	$18,452	$8	$—	$2,675,582

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$—	$5	$—	$—	$48
Collectively evaluated for impairment	12,293	5,243	3,822	323	1	—	21,682
Total ending allowance balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Loans:
Loans individually evaluated for impairment	$215	$1,100	$17,112	$1,377	$—	$—	$19,804
Loans collectively evaluated for impairment	2,476,651	238,981	161,264	16,526	34	—	2,893,456
Total ending loans balance	$2,476,866	$240,081	$178,376	$17,903	$34	$—	$2,913,260

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At September 30, 2020			At December 31, 2019
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$118	$96	$—	$125	$98	$—
Commercial real estate:
Retail	1,259	1,040	—	1,308	1,100	—
Hotel/Single-room occupancy hotels	13,126	13,113	—	—	—	—
Construction	46,945	46,214	—	17,156	17,112	—
Commercial lines of credit:
Private banking	—	—	—	1,245	1,245	—
C&I lending	1,117	1,117	—	—	—	—
Subtotal	62,565	61,580	—	19,834	19,555	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	114	115	41	116	117	43
Commercial lines of credit, private banking	127	127	4	132	132	5
Subtotal	241	242	45	248	249	48
Total	$62,806	$61,822	$45	$20,082	$19,804	$48

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

In the above tables, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans which was not significant.

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$95	$—	$—	$102	$—	$—
Commercial real estate:
Retail	1,050	14	10	1,127	16	10
Hotel/Single-room occupancy hotels	13,090	—	—	—	—	—
Construction	46,310	221	92	6,492	58	52
Commercial lines of credit, C&I lending	1,151	—	—	67	1	1
Subtotal	61,696	235	102	7,788	75	63
With an allowance for loan losses recorded:
Residential real estate, first mortgage	115	1	1	118	1	1
Commercial lines of credit, private banking	128	2	1	135	1	1
Subtotal	243	3	2	253	2	2
Total	$61,939	$238	$104	$8,041	$77	$65

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$98	$—	$—	$105	$—	$—
Commercial real estate:
Retail	1,079	43	39	1,146	46	41
Multifamily	—	—	—	598	12	12
Offices	—	—	—	504	25	25
Hotel/Single-room occupancy hotels	13,085	—	—	—	—	—
Construction	44,637	1,031	760	8,274	376	370
Commercial lines of credit:
Private banking	934	42	35	—	—	—
C&I lending	1,250	—	—	89	5	5
Subtotal	61,083	1,116	834	10,716	464	453
With an allowance for loan losses recorded:
Residential real estate, first mortgage	116	4	3	119	4	3
Commercial lines of credit, Private banking	129	5	4	137	5	5
Subtotal	245	9	7	256	9	8
Total	$61,328	$1,125	$841	$10,972	$473	$461

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$35,685	$47	$14,482	$50
Residential second mortgage	688	—	210	—
Commercial real estate:
Retail	25	—	40	—
Hotel/Single-room occupancy hotels	13,112	—	—	—
Construction	32,488	—	—	—
Commercial lines of credit:	—
Private banking	1,117	—	—	—
Total	$83,115	$47	$14,732	$50

The following tables present the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
September 30, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$33,065	$7,682	$35,732	$76,479	$2,087,032	$2,163,511
Residential second mortgage	376	—	688	1,064	18,971	20,035
Commercial real estate:
Retail	—	—	25	25	17,705	17,730
Multifamily	—	—	—	—	79,618	79,618
Offices	—	—	—	—	27,381	27,381
Hotels/Single-room occupancy hotels	—	—	13,112	13,112	59,875	72,987
Industrial	—	—	—	—	13,323	13,323
Other	—	1,194	—	1,194	49,883	51,077
Construction	7,146	14,181	32,488	53,815	157,645	211,460
Commercial lines of credit:
Private banking	—	1,170	—	1,170	2,411	3,581
C&I lending	—	—	1,117	1,117	13,754	14,871
Other consumer	—	—	—	—	8	8
Total	$40,587	$24,227	$83,162	$147,976	$2,527,606	$2,675,582

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

Troubled Debt Restructurings

At September 30, 2020 and December 31, 2019, the balance of outstanding loans identified as troubled debt restructurings was $27,585 and $13,708, respectively. The allocated portion of the allowance for loan losses with respect to these loans was $45 and $48 at September 30, 2020 and December 31, 2019, respectively. Four construction loans totaling $12,482 identified as troubled debt restructurings subsequently defaulted. The effect of the defaults on the allowance for loan losses was not significant due to collateral coverage.

During the nine months ended September 30, 2020, the Bank modified the terms of three construction loans and one private banking loan by providing for an extension of the maturity dates at the contract's existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $13,777 both before and after modification. During the nine months ended September 30, 2019, the Bank modified the terms of a construction loan by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $1,046 both before and after modification. The effect of the modification on the allowance for loan losses was not significant.

The terms of certain other loans have been modified during the nine months ended September 30, 2020 and 2019 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Certain provisions of the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, a modification deemed to be COVID-19 related would not be considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19 related modification should not be considered a troubled debt restructuring if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, the Company had implemented a COVID-19 forbearance program that generally provided for principal and interest forbearance for 120 days to residential and commercial borrowers and these loans were not considered troubled debt restructurings. As of September 30, 2020, there are 75 loans that remain in payment deferral totaling $54,413. Total accrued interest receivables on these loans were $1,055.

Foreclosure Proceedings

At September 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $13,962 and $1,643, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At September 30, 2020 and December 31, 2019, the risk rating of loans by class of loans was as follows:

		Special
September 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,127,778	$—	$35,637	$96	$2,163,511
Residential second mortgage	19,347	—	688	—	20,035
Commercial real estate:
Retail	15,110	1,580	1,040	—	17,730
Multifamily	58,679	12,596	8,343	—	79,618
Offices	12,097	1,633	13,651	—	27,381
Hotels/Single-room occupancy hotels	9,207	22,974	40,806	—	72,987
Industrial	5,874	—	7,449	—	13,323
Other	36,237	9,023	5,817	—	51,077
Construction	152,261	25,882	33,317	—	211,460
Commercial lines of credit:
Private banking	1,296	2,285	—	—	3,581
C&I lending	13,754	—	1,117	—	14,871
Other consumer	8	—	—	—	8
Total	$2,451,648	$75,973	$147,865	$96	$2,675,582

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,438,024	$—	$14,077	$455	$2,452,556
Residential second mortgage	24,100	—	210	—	24,310
Commercial real estate:
Retail	4,195	834	1,100	—	6,129
Multifamily	56,164	7,150	1,559	—	64,873
Offices	24,484	645	2,919	—	28,048
Hotels/Single-room occupancy hotels	60,074	18,189	3,507	—	81,770
Industrial	5,894	8,256	—	—	14,150
Other	37,693	920	6,498	—	45,111
Construction	156,339	7,008	15,029	—	178,376
Commercial lines of credit:
Private banking	10,669	1,245	—	—	11,914
C&I lending	4,013	—	1,976	—	5,989
Other consumer	34	—	—	—	34
Total	$2,821,683	$44,247	$46,875	$455	$2,913,260

During the three and nine months ended September 30, 2019, the Bank sold pools of residential real estate mortgages for $51,591 and $173,397, respectively, to third-party investors. The transactions resulted in full de-recognition of the mortgages (i.e. transferred assets) from the condensed consolidated balance sheets and recognition of gain on sale of portfolio loans of $1,683 and $5,985 for the three and nine months ended September 30, 2019, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages. During the three and nine months ended September 30, 2020, the Bank negotiated the repurchases of pools of Advantage Loan Program loans with a total outstanding principal balance of $30,934 and $69,638, respectively. The Company recognized a loss of $135 and $271 in other non-interest expense in connection with these repurchases for the three and nine months ended September 30, 2020, respectively. For more information on repurchase exposures, see Note 16-Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Residential real estate mortgage loan portfolios serviced for:
FNMA	$176,052	$130,425
FHLB	72,416	86,778
Private investors	471,893	656,035
Total	$720,361	$873,238

Custodial escrow balances maintained with these serviced loans were $9,583 and $7,688 at September 30, 2020 and December 31, 2019, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Mortgage servicing rights:
Beginning of period	$9,569	$11,073	$10,845	$10,733
Additions	119	903	609	2,765
Amortization	(1,123)	(666)	(2,889)	(2,188)
End of period	8,565	11,310	8,565	11,310

Valuation allowance at beginning of period	2,303	1,301	1,080	100
Additions (recoveries)	(161)	99	1,062	1,300
Valuation allowance at end of period	2,142	1,400	2,142	1,400

Mortgage servicing rights, net	$6,423	$9,910	$6,423	$9,910

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $(121) and $240 for the three months ended September 30, 2020 and 2019, respectively, and $(1,239) and $(437) for the nine months ended September 30, 2020 and 2019, respectively.

The fair value of mortgage servicing rights was $6,603 and $10,271 at September 30, 2020 and December 31, 2019, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at September 30, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 38.5%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%. The fair value at December 31, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 6.8% to 47.1%, depending on the stratification of the specific right, and a weighted average default rate of 0.2%.

At September 30, 2020 and December 31, 2019, the carrying amount of certain individual groupings exceeded their fair values. See Note 13─Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,687,883 and $1,154,076 at September 30, 2020 and December 31, 2019, respectively. Time deposits included brokered deposits of $42,751 and $25,000 at September 30, 2020 and December 31, 2019, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $498,264 and $283,457 at September 30, 2020 and December 31, 2019, respectively.

Note 8—FHLB Borrowings

FHLB borrowings at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,		December 31,
	2020	Interest Rates	2019	Interest Rates
Long-term fixed rate advances	$318,000	0.43% - 1.96%	$229,000	1.07% - 1.96%

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2021 to February 2030. Interest on these advances is payable monthly and each advance is payable at its maturity date, and may contain a prepayment penalty if paid before maturity. At September 30, 2020, advances totaling $307,000 were callable by the FHLB as follows: $100,000 in November 2020; $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At September 30, 2020, the Bank had additional borrowing capacity of $44,523 from the FHLB.

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the nine months ended September 30, 2020 and 2019 was $24 and $2,566, respectively. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.50% and 1.99% at September 30, 2020 and December 31, 2019, respectively. The agreement has a one-year term and was renewed in October 2020 on substantially the same terms until October 2021.

The FHLB advances and the overdraft line of credit are collateralized by pledged securities and loans. Refer to Note 4─Investment Securities for further information on securities pledged and Note 5─Loans for further information on loans pledged.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $100,000 and $70,000 at September 30, 2020 and December 31, 2019, respectively. There were no borrowings under these credit lines during the nine months ended September 30, 2020 or the year ended December 31, 2019.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 9—Subordinated Notes, net

The subordinated notes (the "Notes") were as follows:

	September 30,	December 31,
	2020	2019
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	427	474
Unamortized debt issuance costs	(127)	(295)
Total	$65,300	$65,179

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,178 and $1,175 for the three months ended September 30, 2020 and 2019, respectively, and $3,533 and $3,524 for the nine months ended September 30, 2020 and 2019, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined in Note 14─Regulatory Capital Requirements.

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

During the nine months ended September 30, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82, including commissions and fees (average repurchase price of $7.57 per share). Such repurchases of common stock were funded through cash generated from operations. As of September 30, 2020, the Company had $19,568 of common stock purchases remaining that may be made under the program.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

In March 2020, the Company suspended the stock repurchase program for at least the near term in connection with the issues giving rise to the internal review of the Advantage Loan Program (the "Internal Review"), which has been led by outside legal counsel under the direction of a special committee of independent directors (the "Special Committee"). The primary focus of the Internal Review has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. Refer to Note 16─Commitments and Contingencies for further information regarding the Internal Review.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The grant-date fair value of each stock option award was estimated using the Black-Scholes option pricing model that uses the weighted average assumptions set forth in the following table:

Exercise price of options	$4.57
Risk-free interest rate	0.49%
Expected term (in years)	5.61
Expected stock price volatility	33.91%
Dividend yield	0.10%

A summary of the Company's stock option activity as of and for the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2020	142,477	$12.29	8.60	$—
Granted	367,361	4.57
Exercised	—	—
Forfeited /expired	(112,018)	9.85
Outstanding at September 30, 2020	397,820	$5.86	9.29	$—

The Company recorded stock-based compensation expense associated with stock options of $57 and $43 for the three months ended September 30, 2020 and 2019, respectively, and $112 and $114 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $389 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.25 years. No options are exercisable at September 30, 2020.

Restricted Stock Awards

On March 2, 2020, the board of directors approved the issuance of 141,374 restricted stock awards to certain key employees. On September 22, 2020, the board of directors approved the issuance of 2,500 restricted stock awards to a key employee. The restricted stock awards vest ratably over three years (33% per year) after the date of grant. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

A summary of the Company's restricted stock awards activity for the nine months ended September 30, 2020 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at January 1, 2020	100,096	$11.02
Granted	143,874	6.91
Vested	(10,460)	9.52
Forfeited	(100,226)	9.15
Nonvested at September 30, 2020	133,284	$8.11

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $1 and $103 for the three months ended September 30, 2020 and 2019, respectively, and $64 and $311 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $750 of total unrecognized compensation cost related to the nonvested stock granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.36 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(111)	$13,884	$(1,274)	$43,001

Denominator:
Weighted average common shares outstanding, basic	49,843,925	50,428,108	49,839,860	51,490,046
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted stock	—	13,464	—	10,611
Weighted average common shares outstanding, diluted	49,843,925	50,441,572	49,839,860	51,500,657

Income (loss) per share
Basic	$(0.00)	$0.28	$(0.03)	$0.84
Diluted	$(0.00)	$0.28	$(0.03)	$0.83

The weighted average effect of certain stock options and nonvested restricted stock which were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	397,820	174,514	353,018	175,514
Restricted stock	133,284	—	177,016	38,235
Total	531,104	174,514	530,034	213,749

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2020 and December 31, 2019:

	Fair Value Measurements at
	September 30, 2020
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury & Agency securities	$95,375	$45,371	$50,004	$—
Mortgage-backed securities	26,745	—	26,745	—
Collateralized mortgage obligations	120,202	—	120,202	—
Collateralized debt obligations	184	—	—	184
Equity securities	5,132	5,132	—	—

	Fair Value Measurements at
	December 31, 2019
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury securities	$122,803	$122,803	$—	$—
Mortgage-backed securities	23,104	—	23,104	—
Collateralized mortgage obligations	1,183	—	1,183	—
Collateralized debt obligations	199	—	—	199
Equity securities	5,009	5,009	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2020 and 2019:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	September 30, 2020	September 30, 2019
Balance of recurring Level 3 assets at beginning of period	$199	$297
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(13)	(6)
Principal maturities/settlements	(2)	(91)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$184	$200

Unrealized losses on Level 3 investments for collateralized debt obligations was $30 and $17 at September 30, 2020 and December 31, 2019, respectively. In addition to the amounts included in income as presented in the table above,

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

interest income recorded on collateralized debt obligations was $5 and $10 for the nine months ended September 30, 2020 and 2019, respectively.

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

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held in the condensed consolidated balance sheet at September 30, 2020 and December 31, 2019, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at September 30, 2020
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$6,181	$—	$—	$6,181

Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$7,949	$—	$—	$7,949

The following table presents quantitative information about Level 3 fair value measurements for the financial instruments measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2020
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$6,181	Discounted cash flow	Discount rate	9.5% - 12.0% (11.6%)
			Prepayment speed	8.7% - 38.5% (22.3%)

			Default rate	0.0% - 0.3% (0.2%)

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2020 and December 31, 2019, are as follows:

	Fair Value Measurements at September 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$917,996	$917,996	$917,996	$—	$—
Interest-bearing time deposits with other banks	7,988	8,011	—	8,011	—
Mortgage loans held for sale	3,643	3,832	—	3,832	—
Loans, net	2,627,324	2,680,289	—	—	2,680,289

Financial Liabilities
Time deposits	1,687,883	1,699,441	—	1,699,441	—
Federal Home Loan Bank borrowings	318,000	331,691	—	331,691	—
Subordinated notes, net	65,300	66,312	—	66,312	—

	Fair Value Measurements at December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,819	$77,819	$77,819	$—	$—
Interest-bearing time deposits with other banks	1,025	1,025	1,025	—	—
Mortgage loans held for sale	1,337	1,368	—	1,368	—
Loans, net	2,891,530	2,978,846	—	—	2,978,846

Financial Liabilities
Time deposits	1,154,076	1,161,490	—	1,161,490	—
Federal Home Loan Bank borrowings	229,000	227,333	—	227,333	—
Subordinated notes, net	65,179	65,650	—	65,650	—

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

Under the Basel III rules, the Company must hold a capital conservation buffer over the adequately capitalized risk-based capital ratios. At present, in order to avoid the imposition of restrictions on capital distributions and discretionary bonus payments, the Company is required to maintain a capital conservation buffer of at least 2.50%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio of 7.0%, respectively (in each case accounting for the required capital conservation buffer). Management believes that at September 30, 2020, the Company and the Bank meet all regulatory capital requirements to which they are subject.

The holding company contributed $50,000 of capital into the Bank during the first quarter of 2020. At September 30, 2020 and December 31, 2019, the Bank exceeded all capital requirements to be categorized as well-capitalized and the Company exceeded the applicable capital adequacy requirements as presented below. The Company and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimums not including the capital conservation buffer, at September 30, 2020 and December 31, 2019 are as follows:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$420,023	22.17%	$151,551	8.00%	N/A	N/A
Bank	402,957	21.30	151,324	8.00	$189,155	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	330,739	17.46	113,663	6.00	N/A	N/A
Bank	379,009	20.03	113,493	6.00	151,324	8.00
Common Equity Tier 1 (CET1)
Consolidated	330,739	17.46	85,247	4.50	N/A	N/A
Bank	379,009	20.03	85,120	4.50	122,951	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	330,739	8.64	153,223	4.00	N/A	N/A
Bank	379,009	9.90	153,110	4.00	191,387	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total adjusted capital to risk-weighted assets
Consolidated	$419,327	21.49%	$156,081	8.00%	N/A	N/A
Bank	346,985	17.82	155,809	8.00	$194,761	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,418	17.04	117,061	6.00	N/A	N/A
Bank	325,255	16.70	116,857	6.00	155,809	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,418	17.04	87,796	4.50	N/A	N/A
Bank	325,255	16.70	87,643	4.50	126,595	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	332,418	10.11	131,471	4.00	N/A	N/A
Bank	325,255	9.90	131,469	4.00	164,337	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank and banking regulations limit the dividends that may be paid. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC, or other supervisory enforcement action.

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

At September 30, 2020, the Bank is currently required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of a formal agreement with the OCC. See “Note 16—Commitments and Contingencies.”

Note 15—Related Party Transactions

From time to time, the Company makes charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company has ceased making the charitable contributions during the second quarter of 2020. The Company paid $225 to the foundation during the three months ended September 30, 2019, and $375 and $675 during the nine months ended September 30, 2020 and 2019, respectively.

The Bank provides monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $10 and $29 during the three months ended September 30, 2020 and 2019, respectively, and $60 and $81 during the nine months ended September 30, 2020 and 2019, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Company leases certain storage and office space from entities owned by the Company’s controlling shareholders. Amounts paid under such leases totaled $57 and $46 during the three months ended September 30, 2020 and 2019, respectively, and $177 and $137 during the nine months ended September 30, 2020 and 2019, respectively. The Company also subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $69 and $70 during the three months ended September 30, 2020 and 2019, respectively, and $207 during both the nine months ended September 30, 2020 and 2019.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At September 30, 2020, outstanding commitments to make loans consisted of fixed rate loans of $18,769 with interest rates ranging from 2.375% to 4.375% and maturities ranging from 15 years to 30 years and variable rate loans of $31,424 with varying interest rates (ranging from 3.125% to 4.00% at September 30, 2020) and maturities of 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At September 30, 2020, the unused lines of credit include residential second mortgages of $19,372, construction loans of $163,786, commercial lines of credit of $1,143 and consumer loans of $216. These unused lines of credit consisted of fixed rate loans of $253 with interest rates ranging from 5.5% to 18.0% and maturities ranging from three months to seven years and variable rate loans of $184,264 with varying interest rates (ranging from 3.25% to 10.0%) and maturities ranging from one month to ten years.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Commitments to make loans	$50,193	$76,927
Unused lines of credit	184,517	220,553
Standby letters of credit	24	24

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

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in the Company’s results of operations for the nine months ended September 30, 2020.

The Bank also has received grand jury subpoenas from the United States Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank expects to continue to incur significant costs in its efforts to comply with the DOJ investigation in 2020.

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

As of December 31, 2019, the Company established a liability of $25,000 for contingent losses based on additional information obtained during the course of the Internal Review and significant judgments by management. The Company has maintained the same level of liability for contingent losses at September 30, 2020. The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s financial condition or results of operations.

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported stockholder will commence a stockholder derivative action on behalf of the Company seeking appropriate relief. The board of directors has established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company has responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the claims set forth in the demand letter or that, if any such litigation is commenced, it will not have a material impact on our financial condition or results of operations.

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

The Bank recorded a total mortgage repurchase liability of $7,197 and $7,823 at September 30, 2020 and December 31, 2019, respectively, primarily related to probable losses on the sold Advantage Loan Program loan portfolio taking into account the results of the Internal Review. The repurchase liability is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential mortgage loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $604,404 and $759,568 at September 31, 2020 and December 31, 2019, respectively, including Advantage Loan Program loans totaling $471,893 and $670,243 at September 30, 2020 and December 31, 2019, respectively.

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

In May 2020, the Company negotiated the repurchases of two pools of Advantage Loan Program loans with a total outstanding unpaid principal balance of $38,704. These loans were previously sold to such third-party investors with servicing retained and were evaluated and considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a loss of $136 related to a fair value discount in other non-interest expense and a disposition of $428 of mortgage servicing rights.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans.

In July 2020, three third-party investors accepted the above mentioned offer, from which the Company repurchased three pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $19,251. These loans were previously sold to such third-party investors with servicing retained and were evaluated and considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a loss of $135 related to fair value discount in other non-interest expense and a disposition of $203 of mortgage servicing rights, and charged a loss of $433 against the mortgage repurchase liability.

In September 2020, an additional third-party investor accepted the above mentioned offer, from which the Company repurchased a pool of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $11,683. These loans were previously sold to such third-party investor with servicing retained and were evaluated and considered to be performing at the acquisition date. In connection with this repurchase, the Company recognized a disposition of $158 of mortgage servicing rights and charged a loss of $218 against mortgage repurchase liability.

Note 17—Subsequent Events

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

Total revenue from Quantum Capital Management was $310 and $477 for the three months ended September 30, 2020 and 2019, respectively, and $878 and $1,242 for the nine months ended September 30, 2020 and 2019, respectively. The net loss from Quantum Capital Management before income taxes was $(69) and $(504) for the three months ended September 30, 2020 and 2019, respectively, and $(455) and $(1,943) for the nine months ended September 30, 2020 and 2019, respectively.

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

Historical Business Strategy

Prior to 2020, we continued to pursue our historical strategy of originating residential mortgage loans both for retention in our portfolio and sale to the secondary market, as well as growing our commercial real estate and construction lending portfolios. During the year ended December 31, 2019, our Advantage Loan Program generated approximately 77% of our residential mortgage loan production. However, as discussed further below, in the fourth quarter of 2019, our board of directors became aware of significant compliance issues in connection with the origination of residential mortgage loans under the Advantage Loan Program, which ultimately led to the voluntary suspension, and then permanent discontinuation, of the Advantage Loan Program.

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

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our results of operations for the nine months ended September 30, 2020.

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

The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the outbreak of COVID-19 in the United States, more than 50 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. As of the end of September 2020, the national unemployment rate was 7.9%. Although an improvement from the 11.1% national unemployment rate observed in June 2020, the current rate of unemployment is substantially higher than the 3.6% national unemployment rate observed in January 2020 prior to the outbreak of COVID-19 in the United States. Further, the Federal Pandemic Unemployment Compensation, which under Section 2104 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows for additional payments to covered individuals of up to $600 per week, expired as of July 31, 2020 and it is uncertain whether this benefit will be renewed by Congress.

The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility. To help address these issues, the Federal Open Market Committee (“FOMC”) has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. At its June and July meetings, the FOMC continued its commitment to this approach, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC’s maximum-employment and price-stability goals. At its September meeting, the FOMC confirmed its continued commitment to maintaining this approach, indicating that while financial conditions have improved since the summer months, additional stimulus from the federal government is essential to the economy's recovery. In addition, in order to support the flow of credit to households and businesses, the FRB indicated that it will continue to increase its holdings of U.S. Treasury securities and agency residential and commercial mortgage-backed securities to sustain proper functioning of the financial markets.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers, and recently passed legislation has provided relief from reporting loans as troubled debt restructurings due to modifications related to the COVID-19 pandemic. More specifically, through Section 4022 of the CARES Act, Congress provided relief to borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 by allowing such borrowers to request forbearance, regardless of delinquency status, for up to 360 days. Such relief will be available until the earlier of December 31, 2020 and the date of termination of the national emergency declaration. Section 4022 of the CARES Act also prohibits servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date of termination of the national emergency declaration, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration.

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

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the first nine months of 2020, the most notable financial impacts to our results of operations was a higher provision for loan losses primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods because of the COVID-19 pandemic. Our customers are facing varying degree of financial stress, which is expected to continue for the remainder of 2020, especially if COVID-19 infections increase and previously announced activity restrictions are reinforced. Our commercial real estate and construction segments have been and are likely to continue to be significantly impacted by the COVID-19 pandemic. We continue to monitor these segments closely.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers and employees that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. Our COVID-19 Hardship Forbearance Program provides a 120-day deferral of principal and interest payments for residential mortgages. Interest will continue to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest will be added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of their note, thus extending the loan’s maturity date. The terms for commercial loan forbearances are reviewed and determined on a case-by-case basis. At September 30, 2020, pandemic-related forbearances totaled $54.4 million, or 2.03% of total loans, down significantly from $125.8 million at June 30, 2020. The remaining forbearances consist of $35.7 million residential real estate loans and $18.7 million commercial real estate loans. We continue to have active dialogue with customers on deferrals.

During this volatile time, we remain focused on our capital and liquidity. Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes with a Common Equity Tier 1 ratio for the Company of 17.46% and a ratio of Tier 1 Capital to adjusted tangible assets of 8.64%. See “Liquidity and Capital Resources.” We have significantly increased the liquidity in our balance sheet over the past nine months, with cash and due from banks as of September 30, 2020 totaling $918.0 million.

The duration and severity of the effect of COVID-19 on economic, market and business conditions remain uncertain. We are subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, which may have an adverse effect on our business, financial condition and results of operations.

Overview of Quarterly Performance

As of September 30, 2020, the Company had total consolidated assets of $3.94 billion, total consolidated deposits of $3.10 billion and total consolidated shareholders’ equity of $331.1 million. Cash and due from banks increased to $918.0 million at September 30, 2020 from $77.8 million at December 31, 2019, reflecting increased cash flows from loan payments and the permanent discontinuation of our Advantage Loan Program combined with the lack of an alternative loan product to effectively reinvest such proceeds during the quarter. As a result, our total loan portfolio decreased $237.7 million from $2.91 billion at December 31, 2019 to $2.68 billion at September 30, 2020. The increase in cash and due from banks also reflects the steady increase in total consolidated deposits to $3.10 billion at September 30, 2020 from $2.50 billion at December 31, 2019 reflecting a strategic decision to build liquidity in light of the volatile economic conditions of 2020 and the legal and regulatory risks we are managing. In addition, investment securities increased as we were able to reinvest a portion of our excess cash flows. The resulting excess liquidity was retained to prepare for potential Advantage Loan Program repurchase requests, which we have solicited from loan investors, and compensate for the Bank’s reduced borrowing capacity from the FHLB as a result of the reduction in collateral pledged, as well as to prepare for additional uncertainties related to the ongoing examinations and investigations.

We incurred a net loss of $(0.1) million for the three months ended September 30, 2020, compared to net income of $13.9 million for the three months ended September 30, 2019. The decrease in net income for the three-month period was primarily driven by significantly increased professional fees as the Company continues to utilize the services of professional firms to assist with various previously disclosed regulatory, litigation and compliance challenges. The decrease also resulted from an increase in provision for loan losses due to risk-rating downgrades of certain residential, commercial real estate and construction loans, as well as a decrease in gain on sale of portfolio loans due to the absence of portfolio loan sales during the quarter. The decrease in net income was partially offset by an income tax benefit because of our pre-tax loss position. Our net interest margin continued to decrease to 2.74% for the three months ended September 30, 2020 from 3.70% for the same period in 2019, reflecting the prevailing lower interest rate environment in which we were originating new portfolio loans and the reinvestment of substantial loan payments and other excess cash flows into lower-yielding interest-earning assets.

We incurred a net loss of $(1.3) million for the nine months ended September 30, 2020, compared to net income of $43.0 million for the nine months ended September 30, 2019. The decrease in net income for the nine-month period was primarily driven by significantly increased professional fees associated with our renewed efforts of achieving compliance with the Formal Agreement and our undergoing other enhancements to our regulatory compliance framework in addition to the professional fees related to the government investigations and litigation. The decrease also resulted from an increase in provision for loan losses due to the impact of the COVID-19 pandemic and risk-rating downgrades of certain residential, commercial real estate and construction loans, as well as a decrease in gain on sale of portfolio loans due to the absence of portfolio loan sales during the period. The decrease in net income was partially offset by an income tax benefit because of decreased pre-tax income. Our net interest margin continued its decline to 3.10% for the nine months ended September 30, 2020 from 3.80% for the same period in 2019, reflecting the prevailing lower interest rate environment in which we were originating new portfolio loans and the reinvestment of substantial loan payments into lower-yielding interest-earning assets.

Subsequent Events

On October 14, 2020, Quantum Capital Management entered into an Asset Purchase Agreement to sell substantially all of its assets, which consist primarily of client advisory agreements. The closing of the transaction is subject to customary closing conditions, including third-party consents and is expected to occur before year-end. In connection with the execution of the Asset Purchase Agreement, Mr. Peter Sinatra, a member of the boards of directors of the Company and of the Bank, as well as the CEO of Quantum Capital Management, notified the Company of his resignation from the Company's and the Bank's boards of directors, effective immediately, and from all other positions with Quantum Capital Management, the Company, the Bank, and each of their subsidiaries and affiliates, effective upon the closing of the transaction.

On October 20, 2020, the Company received notice from Nasdaq that its prior filing delinquency has been cured and that the Company is in compliance with all applicable listing standards. As a result, the Nasdaq notice also stated that the previously-scheduled hearing before a Nasdaq Hearings Panel was canceled, and that the Company’s stock will continue to be listed and traded on Nasdaq.

On September 22, 2020, the Board of Directors appointed Messrs. Denny Kim and Steven Gallotta as directors, effective upon receipt of regulatory non-objection from the OCC, which was received in October allowing Messrs. Kim and Gallotta to take their seats at the October board meeting. The Board of Directors has determined that Messrs. Kim and Gallotta are independent directors under applicable Company and Nasdaq standards.

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

During the nine months ended September 30, 2020, there were no significant changes to our accounting policies that we believe are critical to an understanding of financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on October 6, 2020.

Discussion and Analysis of Financial Condition

The Company’s total assets were $3.94 billion at September 30, 2020 compared to $3.24 billion at December 31, 2019. Total loans, net of allowance for loan losses, decreased $264.2 million, or 9%, to $2.63 billion at September 30, 2020 from $2.89 billion at December 31, 2019. The investment securities portfolio increased $95.3 million, or 63%, to $247.9 million at September 30, 2020 from $152.5 million at December 31, 2019. Cash and due from banks increased $840.2 million to $918.0 million at September 30, 2020 from $77.8 million at December 31, 2019. Deposits increased $599.7 million, or 24%, to $3.10 billion at September 30, 2020. Borrowings, excluding subordinated notes, increased $89.0 million, or 39%, to $318.0 million at September 30, 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30, 2020		At December 31, 2019
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$2,183,546	81%	$2,476,866	85%
Commercial real estate	262,116	10%	240,081	8%
Construction	211,460	8%	178,376	6%
Total real estate	2,657,122	99%	2,895,323	99%
Commercial lines of credit	18,452	1%	17,903	1%
Other consumer	8	—%	34	—%
Total loans	2,675,582	100%	2,913,260	100%
Allowance for loan losses	(48,258)		(21,730)
Loans, net	$2,627,324		$2,891,530

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at September 30, 2020:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$35,504	$2,148,042	$2,183,546
Commercial real estate	52,975	209,141	262,116
Construction	—	211,460	211,460
Commercial lines of credit	273	18,179	18,452
Other consumer	8	—	8
Total	$88,760	$2,586,822	$2,675,582

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of September 30, 2020:

	Residential Real	Commercial		Commercial	Other
September 30, 2020	Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$363,111	$22,062	$211,460	$18,179	$—	$614,812
More than 6 months through 12 months	498,180	18,930	—	—	—	517,110
More than 12 months through 24 months	541,395	40,679	—	—	—	582,074
More than 24 months through 36 months	272,338	34,416	—	—	—	306,754
More than 36 months through 60 months	410,395	93,054	—	—	—	503,449
More than 60 months	62,623	—	—	—	—	62,623
Fixed to Maturity	35,504	52,975	—	273	8	88,760
Total	$2,183,546	$262,116	$211,460	$18,452	$8	$2,675,582

At September 30, 2020, $417.4 million, or 16.1%, of our adjustable interest rate loans were at their interest rate floor.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or on nonaccrual status, troubled debt restructurings and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2020 and December 31, 2019, we had $47 thousand and $50 thousand, respectively, of accruing loans past due 90 days, consisting primarily of residential real estate loans. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrates financial difficulties and for which a concession has been granted. At September 30, 2020 and December 31, 2019, we had troubled debt restructuring loans of $12.6 million and $138 thousand, respectively, in nonaccrual status.

The following table sets forth information regarding our nonperforming assets at the dates indicated. The table does not include COVID-19-related loan forbearances which may be excluded from trouble debt restructurings under the CARES Act.

	At September 30,	At December 31,
	2020	2019

	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$36,373	$14,692
Commercial real estate	13,137	40
Construction	32,488	—
Commercial lines of credit	1,117	—
Other consumer	—	—
Total nonaccrual loans	83,115	14,732
Loans past due 90 days and still accruing	47	50
Troubled debt restructurings (2)	14,983	13,570
Real estate owned	167	—
Total nonperforming assets	$98,312	$28,352
Total loans	$2,675,582	$2,913,260
Total assets	$3,936,605	$3,244,884
Total nonaccrual loans to total loans	3.11%	0.51%
Total nonperforming assets to total assets	2.50%	0.87%
(1)	Loan balances are presented before the allowance for loan losses.
(2)	Troubled debt restructurings exclude those loans presented above as nonaccrual or past 90 days and still accruing.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans and excluding loans in forbearance related to the COVID-19 pandemic, by type and amount at the dates indicated.

	September 30, 2020			December 31, 2019
	30 – 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$33,441	$7,682	$36,420	$36,209	$5,407	$14,742
Commercial real estate	—	1,194	13,137	5,605	—	40
Construction	7,146	14,181	32,488	15,008	—	—
Commercial lines of credit	—	1,170	1,117	1,249	—	—
Other consumer	—	—	—	—	—	—
Total delinquent loans	$40,587	$24,227	$83,162	$58,071	$5,407	$14,782

Delinquent loans increased to $148.0 million, or 5.53% of total loans at September 30, 2020 compared to $78.3 million, or 2.69% of total loans at December 31, 2019. Construction loan delinquencies increased $38.8 million to $53.8 million primarily due to matured loans. Of these, we were in the process of extending 11 loans totaling $32.0 million, which are in various stages of completion, and expecting payoffs on eight loans totaling $21.8 million. Residential real estate delinquencies increased $21.2 million, a portion of which had inquired about a COVID-19-related forbearance but did not undertake the procedures required in order to execute the forbearance. Commercial real estate delinquencies increased $8.7 million primarily due to $7.5 million increase in delinquent hotel/single-room occupancy properties.

At September 30, 2020, pandemic-related forbearances totaled $54.4 million, or 2.03% of total loans, down significantly from $125.8 million at June 30, 2020. The remaining forbearances consist of $35.7 million residential real estate loans and $18.7 million commercial real estate loans. We continue to have active dialogue with customers on deferrals.

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$46,931	$20,918	$21,730	$21,850
Charge offs:
Residential real estate	(108)	—	(108)	—
Commercial real estate	—	—	—	—
Construction	(707)	—	(707)	—
Commercial lines of credit	—	—	—	(176)
Other consumer	—	—	—	—
Total charge offs	(815)	—	(815)	(176)
Recoveries:
Residential real estate	3	3	15	16
Commercial real estate	14	30	50	92
Construction	2	2	5	5
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total recoveries	19	35	70	113
Net (charge offs) recoveries	(796)	35	(745)	(63)
Provision (recovery) for loan losses	2,123	251	27,273	(583)
Allowance for loan losses at end of period	$48,258	$21,204	$48,258	$21,204
Nonperforming loans and troubled debt restructurings at end of period	$98,145	$12,345	$98,145	$12,345
Total loans outstanding at end of period	$2,675,582	$2,925,436	$2,675,582	$2,925,436
Average loans outstanding during period	$2,723,381	$2,971,369	$2,806,770	$2,969,364
Allowance for loan losses to nonperforming loans and troubled debt restructurings	49%	172%	49%	172%
Allowance for loan losses to total loans at end of period	1.80%	0.72%	1.80%	0.72%
Net charge offs (recoveries) to average loans outstanding during the period	0.03%	(0.00)%	0.03%	0.00%

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans classified as Substandard, Doubtful and Special Mention were as follows:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Special Mention	$75,973	$44,247
Substandard	147,865	46,875
Doubtful	96	455
Total	$223,934	$91,577

Total Special Mention, Substandard and Doubtful loans were $223.9 million, or 8.37% of total loans, at September 30, 2020, compared to $91.6 million, or 3.14% of total loans, at December 31, 2019. The increase in Special Mention loans was primarily attributable to the risk rating of 17 commercial real estate loans totaling $36.0 million and nine construction loans totaling $25.9 million being downgraded, partially offset by $23.3 million commercial real estate and construction loans migrating into Substandard and $9.0 million loans paid in full. The increase in Substandard loans was primarily attributable to 16 commercial real estate loans totaling $62.5 million and seven construction loans totaling $20.8 million being downgraded. In addition, the risk rating of 55 residential real estate loans totaling $33.5 million were downgraded to Substandard due to becoming 90 days or more past due. Commercial real estate loans and construction loans secured by multi-family or hotel/single-room occupancy hotel properties accounted for $61.7 million of the increase of Substandard loans as these industries were highly impacted by COVID-19. The increase in Substandard loans was partially offset by $11.1 million of loans paid in full.

At September 30, 2020, our Impaired loans increased to $61.8 million from $19.8 million at December 31, 2019 primarily due to nine construction loans totaling $28.7 million and two commercial real estate loans totaling $13.1 million being added to impaired status. Currently, the Bank estimates no additional allowance for loan losses related to these newly added impaired loans is required due to collateral coverage.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At September 30, 2020		At December 31, 2019
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$18,240	81%	$12,336	85%
Commercial real estate	17,555	10%	5,243	8%
Construction	11,921	8%	3,822	6%
Commercial lines of credit	542	1%	328	1%
Other consumer	—	—%	1	—%
Unallocated	N/A	N/A	—	N/A
Total	$48,258	100%	$21,730	100%

The allowance for loan losses as a percentage of loans was 1.80% and 0.75% as of September 30, 2020 and December 31, 2019, respectively. The total allowance for loan losses increased to $48.3 million from $21.7 million as of December 31, 2019 as we recorded a $27.3 million provision for loan losses which primarily reflected the estimated impact from the COVID-19 outbreak as well as the $132.4 million increase in special mention, substandard and doubtful loans.

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

	At September 30,		At December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury & Agency securities	$94,990	$95,375	$122,634	$122,803
Mortgage-backed securities	26,650	26,745	23,028	23,104
Collateralized mortgage obligations	120,091	120,202	1,138	1,183
Collateralized debt obligations	214	184	216	199
Total	$241,945	$242,506	$147,016	$147,289

At September 30, 2020 and December 31, 2019, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders’ equity.

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

At September 30, 2020, gross unrealized losses on debt securities totaled $532 thousand. We do not consider the debt securities to be other-than-temporarily impaired at September 30, 2020, since (i) the decline in fair value is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

The Company’s equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in Pacific Coast Banker’s Bank, a thinly traded, restricted stock. At September 30, 2020 and December 31, 2019, equity securities totaled $5.4 million and $5.3 million, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $3.10 billion at September 30, 2020, compared to $2.50 billion at December 31, 2019. The increase was primarily attributable to a $516.0 million increase in our retail time deposits, a $77.2 million increase in our money market, savings and NOW accounts, and a $17.8 million increase in our brokered deposits, partially offset by an $11.2 million decrease in our noninterest-bearing deposits. The additional brokered deposits were obtained during the nine months ended September 30, 2020 to build liquidity at favorable rates.

Borrowings

At September 30, 2020, we had the ability to borrow a total of $412.5 million from the FHLB, which includes an available line of credit of $50.0 million. We also had available unsecured credit lines with additional banks totaling $100.0 million. At September 30, 2020, outstanding FHLB borrowings totaled $318.0 million, and there were no amounts outstanding on lines of credit held by other banks. In addition, at September 30, 2020, we had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021.

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

Shareholders’ Equity

Total shareholders’ equity was $331.1 million at September 30, 2020, a decrease of $1.5 million from December 31, 2019. The decrease was primarily a result of net loss of $1.3 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased 10,912 shares of our common stock at a total cost of $82 thousand pursuant to a share repurchase program authorized by the board of directors in late 2018.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

General

We incurred a net loss of $(0.1) million for the three months ended September 30, 2020, compared to net income of $13.9 million for the same period in 2019, a decrease of $14.0 million. The decrease in net income for the three months ended September 30, 2020 was primarily attributable to an increase in non-interest expense, a decrease in net interest income, an increase in provision for loan losses, and a decrease in gain on sale of portfolio loans, which were partly offset by lower income tax expense. The increase in non-interest expense was due primarily to an increase in professional fees.

We incurred a net loss of $(1.3) million for the nine months ended September 30, 2020, compared to a net income of $43.0 million for the same period in 2019, a decrease of $44.3 million. The decrease in net income for the nine months ended September 30, 2020 was primarily attributable to an increase in provision for loan losses, an increase in non-interest expense, a decrease in net interest income, and a decrease in gain on sale of portfolio loans. The increase in non-interest expense was due primarily to an increase in professional fees. The resulting pre-tax loss was partially offset by an income tax benefit.

Average Balance Sheet and Related Yields and Rates

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2020 and 2019. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended						Nine Months Ended
	September 30, 2020		September 30, 2019				September 30, 2020			September 30, 2019
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)	$2,723,381	$35,918	5.28%	$2,971,369	$42,351	5.70%	$2,806,770	$112,944	5.37%	$2,969,364	$127,374	5.72%
Securities, includes restricted stock(2)	276,643	901	1.30%	177,646	1,252	2.82%	226,165	2,972	1.75%	174,223	3,751	2.87%
Other interest-earning assets	757,657	211	0.11%	98,281	608	2.47%	462,955	786	0.23%	52,773	1,060	2.68%
Total interest-earning assets	3,757,681	37,030	3.94%	3,247,296	44,211	5.45%	3,495,890	116,702	4.45%	3,196,360	132,185	5.51%
Noninterest-earning assets
Cash and due from banks	12,954			9,576			12,103			10,405
Other assets	56,223			71,655			62,877			72,794
Total assets	$3,826,858			$3,328,527			$3,570,870			$3,279,559
Interest-bearing liabilities
Money Market, Savings and NOW	$1,282,452	$2,315	0.72%	$1,300,786	$4,458	1.36%	$1,251,891	$7,880	0.84%	$1,376,403	$14,797	1.44%
Time deposits	1,642,492	6,973	1.68%	1,217,234	7,791	2.54%	1,427,451	21,348	1.99%	1,062,617	19,632	2.47%
Total interest-bearing deposits	2,924,944	9,288	1.26%	2,518,020	12,249	1.93%	2,679,342	29,228	1.45%	2,439,020	34,429	1.89%
FHLB borrowings	318,783	859	1.05%	229,897	777	1.32%	305,134	2,546	1.10%	273,874	3,207	1.54%
Subordinated notes, net	65,273	1,178	7.22%	65,116	1,175	7.22%	65,234	3,533	7.22%	65,080	3,524	7.22%
Total borrowings	384,056	2,037	2.08%	295,013	1,952	2.59%	370,368	6,079	2.16%	338,954	6,731	2.62%
Total interest-bearing liabilities	3,309,000	11,325	1.36%	2,813,033	14,201	2.00%	3,049,710	35,307	1.54%	2,777,974	41,160	1.98%
Noninterest-bearing liabilities
Demand deposits	70,378			77,405			72,065			74,096
Other liabilities	111,364			90,279			111,826			82,849
Shareholders’ equity	336,116			347,810			337,269			344,640
Total liabilities and shareholders’ equity	$3,826,858			$3,328,527			$3,570,870			$3,279,559
Net interest income and spread		$25,705	2.58%		$30,010	3.45%		$81,395	2.91%		$91,025	3.53%
Net interest margin			2.74%			3.70%			3.10%			3.80%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalent adjustments.

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

	Three Months Ended			Nine Months Ended
	September 30, 2020 vs. 2019			September 30, 2020 vs. 2019
	Increase (Decrease)		Net	Increase (Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Change in interest income:
Loans	$(3,395)	$(3,038)	$(6,433)	$(6,772)	$(7,658)	$(14,430)
Securities, includes restricted stock	322	(673)	(351)	683	(1,462)	(779)
Other interest-earning assets	184	(581)	(397)	696	(970)	(274)
Total change in interest income	(2,889)	(4,292)	(7,181)	(5,393)	(10,090)	(15,483)
Change in interest expense:
Money Markets, Savings and NOW	(62)	(2,081)	(2,143)	(1,234)	(5,683)	(6,917)
Time deposits	1,805	(2,623)	(818)	5,695	(3,979)	1,716
Total interest-bearing deposits	1,743	(4,704)	(2,961)	4,461	(9,662)	(5,201)
FHLB borrowings	240	(158)	82	256	(917)	(661)
Subordinated notes, net	3	—	3	8	1	9
Total change in interest expense	1,986	(4,862)	(2,876)	4,725	(10,578)	(5,853)
Change in net interest income	$(4,875)	$570	$(4,305)	$(10,118)	$488	$(9,630)

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

Net interest income was $25.7 million for the three months ended September 30, 2020, a decrease of $4.3 million, or 14%, from the same period in 2019.

Interest income was $37.0 million for the three months ended September 30, 2020, a decrease of $7.2 million, or 16%, from the same period in 2019. The decrease was due primarily to the significant increase in lower-yielding liquid assets as a result of the permanent discontinuation of the Advantage Loan Program and the resultant reduction in loan originations. The average balance of our interest-earning liquid assets was $757.7 million for the three months ended September 30, 2020 as compared to $98.3 million for the same period in 2019. These assets had an average yield of 0.11% for the three months ended September 30, 2020. In addition, the decline in interest income also reflects a decline of 151 basis points in the average yield on our interest-earning assets to 3.94% during the three months ended September 30, 2020, reflecting a general decline in market interest rates as well as the impact of the growth in our lower-yielding liquid assets.

Our average balance of loans decreased $248.0 million, or 8%, to $2.72 billion for the three months ended September 30, 2020 as repayments exceeded new loan production. Our average yield on loans decreased 42 basis points to 5.28%. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower rates under the lower rate environment.

The impact of the decline in interest income was partially offset by the decline in interest expense. Interest expense was $11.3 million for the three months ended September 30, 2020, a decrease of $2.9 million, or 20%, from the same period in 2019. The decrease was due primarily to rate decrease, reflecting the lower interest rate environment in 2020. Our average rate paid on interest-bearing liabilities decreased 64 basis points to 1.36%, partially offset by an increase in the average balance of interest-bearing liabilities.

Our average balance of interest-bearing deposits increased $406.9 million, or 16%, to $2.92 billion for the three months ended September 30, 2020. Our average rate paid on interest-bearing deposits decreased 67 basis points to 1.26%. The rates on interest-bearing deposits were adjusted in response to changes in market rates.

Net interest income was $81.4 million for the nine months ended September 30, 2020, a decrease of $9.6 million, or 11%, from the same period in 2019.

Interest income was $116.7 million for the nine months ended September 30, 2020, a decrease of $15.5 million, or 12%, from the same period in 2019. The decrease was due primarily to yield decrease as well as change in asset mix. Our average yield on interest-earning assets decreased 106 basis points to 4.45% during the nine months ended September 30, 2020. The average balance of our lower-yielding liquid assets was $463.0 million for the nine months ended September 30, 2020 as compared to $52.8 million for same period in 2019. These assets had an average yield of 0.23% for the nine months ended September 30, 2020.

Our average balance of loans decreased $162.6 million, or 5%, to $2.81 billion for the nine months ended September 30, 2020 as repayments exceeded new loan production. Our average yield on loans decreased 35 basis points to 5.37%. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower rates under the lower rate environment and new loans originated at lower rates than the loans that paid off.

Interest expense was $35.3 million for the nine months ended September 30, 2020, a decrease of $5.9 million, or 14%, from the same period in 2019. The decrease was due primarily to rate decrease. Our average rate paid on interest- bearing liabilities decreased 44 basis points to 1.54%, partially offset by an increase in the average balance of interest-bearing liabilities.

Our average balance of interest-bearing deposits increased $240.3 million, or 10%, to $2.68 billion for the nine months ended September 30, 2020. Our average rate paid on interest-bearing deposits decreased 44 basis points to 1.45%. The rates on interest-bearing deposits were adjusted in response to changes in market rates.

Net Interest Margin and Interest Rate Spread

Net interest margin was 2.74% for the three months ended September 30, 2020, down 96 basis points from the same period in 2019. The interest rate spread was 2.58% for the three months ended September 30, 2020, down 87 basis points from the same period in 2019. Our net interest margin and interest rate spread were negatively impacted during the three months ended September 30, 2020 by the accumulation of liquidity on our balance sheet which resulted in an increase in the relative proportion of our lower-yielding interest-earning assets (primarily excess deposits held in an interest-bearing account at the Federal Reserve) as part of our strategy to increase liquidity in order to reduce our risk profile. The declines in net interest margin and interest rate spread were also due to lower yields in our loan portfolios, partially offset by lower rates paid on our interest-bearing deposits, a reflection of the low interest rate environment in 2020.

Net interest margin was 3.10% for the nine months ended September 30, 2020, down 70 basis points from the same period in 2019. The interest rate spread was 2.91% for the nine months ended September 30, 2020, down 62 basis points from the same period in 2019. Our net interest margin and interest rate spread were negatively impacted during the nine months ended September 30, 2020 by the accumulation of liquidity on our balance sheet which resulted in an increase in the relative proportion of our lower-yielding interest-earning assets (primarily excess deposits held in an interest-bearing account at the Federal Reserve) as part of our strategy to increase liquidity in order to reduce our risk profile. The declines in net interest margin and interest rate spread were also due to lower yields in our loan portfolios, partially offset by lower rates paid on our interest-bearing deposits, a reflection of the low interest rate environment in 2020.

Provision (recovery) for Loan Losses

We recorded a provision for loan losses of $2.1 million during the three months ended September 30, 2020, an increase of $1.9 million from the same period in 2019. We recorded a provision for loan losses of $27.3 million during the nine months ended September 30, 2020, compared to a recovery for loan losses of $0.6 million during the same period in 2019. The increase in the provision for loan losses for the three-month period was attributable to the increase in special mention, substandard and doubtful loans of $33.5 million during the period and the required allowance for loan losses related to that increase. The increase in the provision for loan losses for the nine-month period was primarily attributable to qualitative components established in our allowance for loan losses methodology in response to the economic impact from the COVID-19 pandemic that has led to increased unemployment and deterioration in the overall macro-economic environment. We continue to monitor the effect unemployment will have on our borrowers and the broader market, including the longer-term impact to the relative values of residential and commercial properties. The provision for loan losses also reflects the required allowance for loan losses on the increase in Special Mention, Substandard and Doubtful loans of $132.4 million during the nine-month period.

The provision for loan losses was recorded with the objective of aligning our allowance for loan losses with our current estimates of loss in the loan portfolio. The allowance for loan losses was $48.3 million, or 1.80% of total loans at September 30, 2020, compared to $21.7 million, or 0.75% of total loans, at December 31, 2019.

Non-interest Income

Non-interest income information is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$61	$111	$(50)	(45)%	$273	$327	$(54)	(17)%
Investment management and advisory fees	310	477	(167)	(35)%	878	1,242	(364)	(29)%
Loss on sale of investment securities	(20)	—	(20)	N/M	179	—	179	N/M
Gain on sale of mortgage loans held for sale	437	194	243	125%	1,457	374	1,083	290%
Gain on sale of portfolio loans	—	1,683	(1,683)	(100)%	—	5,985	(5,985)	(100)%
Unrealized gains on equity securities	—	30	(30)	(100)%	123	136	(13)	(10)%
Net servicing income (loss)	(121)	240	(361)	(150)%	(1,239)	(437)	(802)	(184)%
Income on cash surrender value of bank-owned life insurance	317	324	(7)	(2)%	962	949	13	1%
Other	127	106	6	5%	330	485	(155)	(32)%
Total non-interest income	$1,111	$3,165	$(2,054)	(65)%	$2,963	$9,061	$(6,098)	(67)%

N/M - Not meaningful

Non-interest income of $1.1 million for the three months ended September 30, 2020 decreased $2.1 million as compared to the same period of 2019. Non-interest income of $2.9 million for the nine months ended September 30, 2020 decreased $6.1 million as compared to the same period of 2019. The decreases in non-interest income in both the three and nine months ended September 30, 2020 were primarily attributable to a decrease in gain on sale of portfolio loans due to the absence of portfolio loan sales during the first nine months of 2020, reflecting the permanent discontinuation of the Advantage Loan Program which historically represented the largest component of our sold loans. In addition, the decrease in net servicing income in both the three and nine months ended September 30, 2020 were primarily attributable to the dispositions of mortgage servicing rights associated with repurchases of Advantage Loan Program loans during the periods.

Non-interest Expense

Non-interest expense information is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$7,517	$7,545	$(28)	(0)%	$21,606	$22,193	$(587)	(3)%
Occupancy and equipment	2,219	2,126	93	4%	6,545	6,533	12	0%
Professional fees	12,207	1,389	10,818	779%	23,787	3,455	20,332	588%
Advertising and marketing	71	269	(198)	(74)%	414	1,114	(700)	(63)%
FDIC assessments	956	(5)	961	N/M	1,215	440	775	176%
Data processing	392	271	121	45%	1,078	882	196	22%
Other	1,612	1,831	(219)	(12)%	4,611	5,656	(1,045)	(18)%
Total non-interest expense	$24,974	$13,426	$11,548	86%	$59,256	$40,273	$18,983	47%

Non-interest expense of $24.9 million for the three months ended September 30, 2020 increased $11.5 million as compared to the same period of 2019. Non-interest expense of $59.3 million for the nine months ended September 30, 2020 increased $19.0 million as compared to the same period of 2019. The increases in both the three and nine months ended September 30, 2020 were attributable to an increase in professional fees as we have incurred significant legal expenses in defending pending litigation and in cooperating with the investigations and we expect to continue to do so during the pendency of these matters. Professional fees also included the cost of professionals utilized to assist with the ongoing compliance effort related to the OCC Agreement and other ongoing enhancements to our regulatory compliance framework. FDIC assessments increased during the three and nine months ended September 30, 2020 due to both the increase in the insurance assessment rate and the remaining FDIC small bank assessment credit being fully exhausted in the first quarter of 2020.

Income Tax Expense

We recorded an income tax benefit of $0.2 million for the three months ended September 30, 2020, compared to an income tax expense of $5.6 million for the same period of 2019. Our effective tax rate was 60.4% and 28.8% for the three months ended September 30, 2020 and 2019, respectively. We recorded an income tax benefit of $0.9 million for the nine months ended September 30, 2020, compared to an income tax expense of $17.4 million for the same period of 2019. Our effective tax rate was 41.3% and 28.8% for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and U.S. Treasury and Agency securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020 and December 31, 2019, cash and due from banks totaled $918.0 million and $77.8 million, respectively; interest-bearing time deposits with other banks totaled $8.0 million and $1.0 million, respectively; U.S. Treasury and Agency securities classified as available-for-sale, which provide additional sources of liquidity, totaled $122.1 million and $145.9 million, respectively.

At September 30, 2020, we had the ability to borrow a total of $412.5 million from the FHLB including an available line of credit with the FHLB of $50.0 million. At September 30, 2020, we also had available unsecured credit lines with additional banks for $100.0 million. Outstanding borrowings at September 30, 2020 with the FHLB totaled $318.0 million, and there were no amounts outstanding with the aforementioned additional banks.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the FHLB or our bank lines of credit, or obtain additional funds through brokered deposits.

To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans. As of September 30, 2020, the Company has repurchased pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $69.6 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At September 30, 2020, the unpaid principal balance of the sold Advantage Loan Program portfolio totaled $471.9 million.

At September 30, 2020, we had $234.7 million in loan commitments outstanding, and $24 thousand in standby letters of credit. At December 31, 2019, we had $297.5 million in loan commitments outstanding, and $24 thousand in standby letters of credit.

Time deposits due within one year of September 30, 2020 were $1.25 billion, or 40% of total deposits. Total time deposits at September 30, 2020 were $1.69 billion, or 55%, of total deposits. Time deposits due within one year of December 31, 2019 were $855.3 million, or 34% of total deposits. Total time deposits at December 31, 2019 were $1.15 billion, or 46%, of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended September 30, 2020 and 2019, we originated $67.3 million and $282.1 million of loans, respectively, and purchased $65.6 million and $39.7 million of investment securities, respectively. During the nine months ended September 30, 2020 and 2019, we originated $335.9 million and $943.5 million of loans, respectively, and purchased $312.4 million and $117.2 million of investment securities, respectively. Cash flows provided by loan payoffs totaled $162.3 million and $175.5 million during the three months ended September 30, 2020 and 2019, respectively, and $473.7 million and $535.4 million during the nine months ended September 30, 2020 and 2019, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $600.0 million from $2.50 billion at December 31, 2019. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

On a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC, or other supervisory enforcement action. At September 30, 2020, the Bank is currently required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of a formal agreement with the OCC. The Company has the legal ability to access the debt and equity capital markets for funding.

The Company’s primary funding needs on a parent company-only basis consist of dividends to shareholders, interest expense on subordinated debt and stock repurchases. At September 30, 2020, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. Interest expense on the subordinated notes was $1.2 million for both the three months ended September 30, 2020 and 2019, and $3.5 million for both the nine months ended September 30, 2020 and 2019.

In December 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company is not obligated to repurchase shares of its common stock. During the nine months ended September 30, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82 thousand, including commissions and fees. Such repurchases of shares of common stock were funded from cash on hand. In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At September 30, 2020 and December 31, 2019, the capital levels of each of the Company and the Bank exceeded all applicable regulatory capital requirements, and the Bank’s capital ratios were above the minimum levels required to be considered “well capitalized” for regulatory purposes.

The following tables present our capital ratios as of the indicated dates for the Company and the Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	September 30,	December 31,
	Capitalized	Capitalized	Capitalized	2020	2019
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	22.17%	21.49%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	17.46%	17.04%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	17.46%	17.04%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	8.64%	10.11%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	September 30,	December 31,
	Capitalized	Capitalized	Capitalized	2020	2019
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	21.30%	17.82%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	20.03%	16.70%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	20.03%	16.70%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.90%	9.90%

Basel III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company. Effective January 1, 2019, the Basel rules require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At September 30, 2020 and December 31, 2019, both the Company and the Bank held capital in excess of the capital conservation buffer requirement.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning September 30, 2020 and December 31, 2019. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are slightly asset sensitive in a rising interest rate environment and slightly liability sensitive in a falling interest rate environment.

	At September 30,		At December 31,
	2020		2019
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$95,867	(4)%	$102,936	(17)%
300	97,179	(3)%	107,831	(13)%
200	97,885	(2)%	113,372	(8)%
100	98,695	(1)%	118,401	(4)%
0	99,850		123,584
–100	99,711	(0)%	122,847	(1)%

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

The following table presents, as of September 30, 2020 and December 31, 2019, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis.

	At September 30,		At December 31,
	2020		2019
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$370,747	(6)%	$453,316	(12)%
300	383,841	(2)%	476,524	(8)%
200	390,892	(0)%	495,397	(4)%
100	393,521	0%	508,199	(2)%
0	392,459		516,430
–100	307,659	(22)%	478,436	(7)%

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 because of certain material weaknesses in our internal control over financial reporting, as further described in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures," of our 2019 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

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

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in our results of operations for the first nine months of 2020.

DOJ Investigation

The Bank also has received grand jury subpoenas from the DOJ beginning in early 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank expects to continue to incur significant costs in its efforts to comply with the DOJ investigation in 2020.

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

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported stockholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company’s internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported stockholder will commence a stockholder derivative action on behalf of the Company seeking appropriate relief. The board of directors has established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company has responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the claims set forth in the demand letter or that, if any such litigation is commenced, it will not have a material impact on our financial condition or results of operations.

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

In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program.

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

Date: November 9, 2020		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN HUBER
Stephen Huber Chief Financial Officer (Principal Financial and Accounting Officer)