Form 10-K
period 2020-12-31
Sterling Bancorp, Inc.
filed 2021-03-26
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38290

Sterling Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-3163775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Towne Square, Suite 1900

Southfield, Michigan 48076

(248) 355-2400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SBT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2020, based on last sale price as reported on the NASDAQ Stock Market on that date, was approximately $55.2 million.

As March 19, 2021, 50,004,490 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report, of the registrant's Proxy Statement for the 2021 Annual Meeting of the Shareholders, to be filed within 120 days of December 31, 2020, are incorporated by reference into Part III, Items 10-14.

STERLING BANCORP, INC.

2020 ANNUAL REPORT ON FORM 10-K

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Sterling,” “we,” “our,” “us” or “the Company” refer to Sterling Bancorp, Inc., a Michigan corporation, and its subsidiaries, including Sterling Bank and Trust, F.S.B., which we sometimes refer to as “Sterling Bank,” “the Bank” or “our Bank.”

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company's plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "might," "should," "could," "predict," "potential," "believe," "expect," "attribute," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "goal," "target," "outlook," "aim," "would," "annualized" and "outlook," or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

The risks, uncertainties and other factors identified in our filings with the U.S. Securities and Exchange Commission (the “SEC”), and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Annual Report on Form 10-K, see the risk factors set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors and other disclosures, in evaluating these forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of any particular risk, uncertainty or other factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under "Item 1A. Risk Factors," as well as under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Related to the Advantage Loan Program

●	The results of the internal review of our Advantage Loan Program and related matters (the “Internal Review”)
●	The results of investigations of us by the Office of the Comptroller of the Currency (the "OCC"), the U.S. Department of Justice (the "DOJ"), the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program

●	Compliance with the publicly available formal agreement with the OCC, dated June 18, 2019 (the “OCC Agreement”), and Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) laws and regulations (“BSA/AML”) generally
●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the coronavirus disease 2019 ("COVID-19") pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”)
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the qualified thrift lender (“QTL”) test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "“Dodd-Frank Act") and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act (the “CRA”) and fair lending laws
●	Adverse effects that may arise from the material weaknesses in our internal control over financial reporting or a failure to promptly remediate them

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuance of the London Interbank Offered Rate (“LIBOR”)

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	The recent significant transition in our senior management and our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees' adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family's ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above and elsewhere in this Annual Report on Form 10-K, as well as the items set forth under “Item 1A. Risk Factors.”

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a unitary savings and loan holding company incorporated in 1989 and headquartered in Southfield, Michigan. Our primary business is the operation of our wholly-owned subsidiary, Sterling Bank, through which we offer a range of loan products to the residential and commercial markets, as well as retail banking services.

Sterling Bank has 30 branches, including 20 branches in the San Francisco area, six in greater Los Angeles, two branches in New York City, one branch in the greater Seattle market and our headquarters branch in Michigan.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense (general and administrative expense) and income tax expense. Non-interest income includes service charges and fees; investment management and advisory fees; net gain on sales of loans and securities; mortgage servicing fee income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of salaries and employee benefits expense; occupancy and equipment expense; federal deposit insurance assessments; advertising and marketing expense; data processing expense; professional fees; and other non-interest expenses. Our net income is also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Internal Review, Investigations and Regulatory Matters Related to the Advantage Loan Program

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with the Internal Review. The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the “Special Committee”), has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. The Internal Review has indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans. As a result, the Company permanently discontinued the Advantage Loan Program, and a significant number of officers and employees have been terminated or resigned, including the top loan producers within the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed below, and it is possible additional work will be required in connection with the Internal Review.

The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and is responding to a formal investigation recently initiated by the SEC that is related to the Advantage Loan Program. The Bank also continues to be subject to the OCC Agreement, which relates primarily to certain aspects of the Bank’s BSA/AML compliance program as well as its credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of the OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank.

For additional information regarding risks related to the Internal Review, the OCC, DOJ and SEC investigations and the OCC Agreement, as well as other aspects of, and consequences arising from, the Advantage Loan Program, see the risk factors under “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program.”

Our Strategy

Our historical lending strategy has been to offer a range of loan products to the residential and commercial markets. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 81% of our loan portfolio as of December 31, 2020. The balance of our loan portfolio consists of commercial real estate loans, construction loans, and commercial lines of credit.

Although we discontinued originating loans under the Advantage Loan Program at the end of 2019, we continued to originate residential real estate loans in 2020, primarily conforming loans, for portfolio or for sale to the secondary market. Our focus for 2020, which will continue for 2021, was to continue to work hard to resolve our outstanding compliance issues and re-establish strong credit metrics for new lending initiatives, and to focus on the diversification of our overall loan production and develop new residential loan products. However, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. In addition, we will continue to explore exiting unproductive or ancillary businesses and aggressively resolve problem loans. For example, the Company closed the sale of substantially all of the assets of QCM, LLC (“Quantum Capital Management”), its registered investment advisory business, on December 21, 2020, and placed $19.4 million of nonperforming loans into held for sale as of year-end.

Subsidiaries

In addition to the Bank, the Company has the following subsidiaries:

Quantum Fund, LLC (“Quantum”).Following the sale of substantially all of the assets of Quantum Capital Management on December 21, 2020, Quantum is inactive, is in the process of being wound down and ultimately will be dissolved.

Sterling Wealth Management.Sterling Wealth Management, a subsidiary of the Bank, formerly provided wealth management services to certain of the Bank’s customers. Sterling Wealth Management was dissolved in 2020.

OUR BUSINESS

Lending Activities

One- to-Four Family Residential Loans. The origination of mortgage loans to enable borrowers to purchase or refinance existing homes comprises the largest portion of our loan portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Historically, our most significant product was our Advantage Loan Program, but as a result of the permanent discontinuation of the Advantage Loan Program, we expect our near-term total residential loan production to be significantly below historical levels. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. At December 31, 2020, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties totaled $429.8 million. As of December 31, 2020, we had repurchased such loans with an aggregate principal balance of $69.6 million.

Among the products we continue to offer are our tenant-in-common, or TIC, loans, which are similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two- to six-unit residential buildings and a large amount of condominium conversions. Through our TIC loan program, we lend to owners of individual units within the building based on their relative ownership share. Our TIC loans generally consist of three-, five- and seven-year adjustable rate mortgages, with an average balance of approximately $0.5 million and total outstanding loans of $473.0 million as of December 31, 2020. We also offer conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages of less than $0.6 million. The bulk of our conforming mortgage loans are originated with the intent to sell, after which we typically retain servicing rights. In addition, we have a jumbo loan program for residential real estate loans of between $0.6 million and $2.5 million, for which we offer both fixed and adjustable rates. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 350 to 450 basis points above the one-year LIBOR. Across our residential portfolio, our loan-to-value ratio (defined as current loan amount compared to appraised value at the time of loan origination) was 62% as of December 31, 2020. For discussion regarding risks particular to our residential real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit—Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.”

Commercial Loans. We offer a variety of commercial loan products, consisting primarily of commercial real estate loans, construction loans and commercial lines of credit. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we endeavor to secure personal guarantees on each loan we underwrite. During 2020, we continued to re-evaluate our commercial lending activities in light of the significant negative impact on the economy that has resulted from the COVID-19 pandemic.

Commercial Real Estate Loans. Our commercial real estate portfolio includes loans secured by single-room occupancy hotels (“SROs”), hotels and office, industrial, retail, multifamily and mixed-use properties. We focus almost exclusively on projects within or contiguous to our branch footprint, focusing on credits with income-producing properties, strong cash flow characteristics and strong collateral profiles. At December 31, 2020, approximately 74% of the commercial real estate loan portfolio consisted of adjustable-rate loans with an average reset of 30 months. Our loan-to-value policy limits are 75% for commercial real estate loans and 80% for multifamily mortgage loans. The total commercial real estate portfolio totaled $260.0 million and $240.1 million at December 31, 2020 and 2019, of which $2.8 million and $3.9 million, respectively, were secured by owner occupied properties. For discussion regarding the risks particular to our commercial real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit—Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operation and financial condition.”

Construction Loans. Our construction loans are comprised primarily of residential construction, commercial construction and mixed-use development loans. Interest reserves are generally established on construction loans. These loans are typically based on the prime rate of interest and have maturities of up to 36 months. Until recently, our loan-to-value policy limits were 80% for commercial construction loans and 65% for land loans, but in December 2020, we reduced these limits to 70% and 40% respectively. The total construction loan portfolio totaled $206.6 million and $178.4 million at December 31, 2020 and 2019, respectively. For discussion regarding the risks particular to our construction loans, see “Item 1A. Risk Factors—Risks Related to Credit—Our construction loans are subject to a variety of risks that may adversely impact our results of operation and financial condition.”

Commercial Lines of Credit. We also offer commercial lines of credit to businesses and individuals for business purposes. These lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and other assets. The total commercial line of credit portfolio totaled $6.7 million and $17.9 million at December 31, 2020 and 2019, respectively.

Investment Portfolio

As of December 31, 2020, the fair value of our investment portfolio totaled $305.0 million, with an average effective yield of 0.46%, and the estimated duration on the fixed income portion of our investment portfolio (fair value of $299.6 million) is 1.9 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, be responsive to cash needs and assist in managing interest rate risk. As of December 31, 2020, 46% of our investment portfolio consists of U.S. treasuries and agency notes, with the balance in mortgage-backed securities, collateralized mortgage and debt obligations or equity securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

Our investment policy is reviewed at least annually by our board of directors. Overall investment goals are established by our board, Chief Executive Officer, Chief Financial Officer and members of our Asset and Liability Committee (“ALCO”). Our board of directors has delegated the responsibility of monitoring our investment activities to our management and ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of the Bank’s Chief Financial Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities.

Deposits

We offer traditional depository products, including checking, savings, money market, IRAs and certificates of deposits, to individuals and businesses through our branch network throughout our market areas. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to statutory limits. We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We seek to grow our deposits through use of competitive rates, a focused marketing campaign, and multi-product clubs in which we offer varying benefits depending on the overall relationship with the customer. Our bankers are incentivized to acquire and maintain quality, core deposits as we depend on deposits to fund the majority of our loans. We believe that our long-standing and high quality relationships with our depositors who provide us with long-term funding are due to the convenience, rates and dedicated service we offer. We leverage our branch locations and deep network of customer relationships in our market areas to provide funding sources for our lending business. Brokered deposits are obtained when needed to build liquidity at favorable rates.

Market Area

The primary markets in which we operate are San Francisco and greater Los Angeles, and our 26-branch network in these areas is our core distribution channel. In addition, we have two branches in New York City, one branch in the greater Seattle market and our headquarters branch in Michigan. We strive to take advantage of our core footprint, new markets and deep-rooted relationships to target local customers with a diversified product offering. Our local branch network enables us to gather deposits, promote the Sterling brand and customer loyalty, originate loans and other products and maintain relationships with our customers through regular community involvement.

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

For further discussion regarding the competitive factors and uncertainties impacting our business, see "Item 1A. Risk Factors-Risks Related to Competition."

HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had 285 full-time and nine part-time employees, located in California, Michigan, New York and Washington. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Human Capital Objectives

The Bank relies on the personal relationships and the quality of service provided by employees. As a trusted neighborhood bank, we provide a comprehensive choice of banking solutions, loan products and outstanding personal service to individuals, professionals, businesses and commercial customers. Attracting, recruiting, developing and retaining diverse talent enables us to provide our customers with products and services to meet their financial goals. We are focused on supporting our employees, from recruitment to onboarding to development designed to enrich their work experience. We consider the management of our talent to be essential to the ongoing success of our business.

Even though 2020 was a transitional year for us, due to significant executive and employee turnover, we believe that our relations with our employees remain positive, and they are key to our success.

Culture and Values

Core values at Sterling include community, service, integrity and employees working together. Sterling has a tradition of active involvement in its local communities and provides support and time away from work for employees to be involved in service projects. Employees are encouraged to work together in an environment of ongoing learning and development so that all team members can achieve their highest potential. In addition, following the transition to Thomas M. O'Brien as Chairman, President and Chief Executive Officer of the Company and the Bank in June 2020, we engaged a consulting firm to survey our employee base, which found that our employees value our work environment and culture.

Diversity and Inclusion

The Human Resources Department receives annual diversity training and focuses on improving recruitment and retention of women and ethnically diverse employees in positions through our diversity outreach initiative. As of December 31, 2020, 58% of our employees were female, and 66% of our employees were ethnically diverse, and in the group of employees at the level of assistant vice president or higher, 45% were female, and 20% were ethnically diverse.

We have implemented policies and training focused on non-discrimination and sexual harassment prevention. We embrace diversity and inclusion, which we believe fosters creativity, innovation and thought leadership through new ideas and perspectives.

Employee Attraction, Development and Retention

We strive to provide pay, benefits and services that help meet the varying needs of our employees. Compensation and benefits include bonuses and incentives, restricted stock and stock options, health benefits, a 401(k) plan, financial education and counseling, partial tuition reimbursement, wellness initiatives (including programs designed to help our employees meet their health goals) and paid time off. We annually review benefits to ensure that a competitive and valuable benefit package is available to meet the well-being of our employees and their families. Members of our human resources department are located in both Michigan and California.

Our ability to retain our customers and develop relationships with them depends on the capabilities and knowledge of our employees. In 2020, we offered employees various amounts of training courses based on department and the skills required to complete their specific job functions. The Bank offered upwards of 52 required training courses, but also provides access to more than 600 courses that employees may take voluntarily. Our average employee received over 20 hours of training in 2020. Our management trainees learn different aspects of the Bank’s business by rotating through various departments.

Response to the COVID-19 Pandemic

In response to the COVID-19 pandemic, we have provided support to all of our employees, including a transition into work-from-home status without a reduction in salaries or any other benefits during such transition period. In 2020, approximately 60 percent of our employees were able to work remotely. We also took actions, including implementation of health and safety protocols and procedures, in support of our front-line, essential retail employees whose positions required them to go into their respective branches to serve our customers. We were able to maintain these employees’ compensation levels despite modifications to our branch operating hours and schedules.

Executive and Board Transition

We experienced significant executive and board transitions commencing in late 2019 continuing through 2020. On October 17, 2019, we announced the retirement of our then-Chairman and Chief Executive Officer, Gary Judd, effective as of November 30, 2019. On October 15, 2019, the board of directors appointed Thomas Lopp, our then-President, Chief Financial Officer and Chief Operating Officer, to assume the role of Chief Executive Officer and Chairman effective upon Mr. Judd’s retirement. The board of directors also appointed Stephen Huber as Chief Financial Officer, also effective November 30, 2019. On May 7, 2020, Mr. Lopp resigned from each of his positions with the Company and the board of directors appointed Mr. Huber as interim Chief Executive Officer. On May 29, 2020, Michael Montemayor was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Effective June 3, 2020, the Company and the Bank appointed Thomas M. O’Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O’Brien. Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Officer starting on February 3, 2020. Since October 1, 2019, more than 150 officers and employees have been terminated or have resigned, including more than 45 loan officers, whether in connection with the Internal Review or otherwise.

In addition, on September 18, 2020, Rachel Tronstein Stewart notified the Company that she would not stand for re-election as a director when her term expired at the 2020 annual meeting of shareholders, which was held on December 4, 2020. On September 22, 2020, Denny Kim and Steven Gallotta were appointed to the boards of the Company and the Bank, which was effective upon receipt of regulatory non-objection from the OCC. On October 14, 2020, Peter Sinatra notified the Company of his resignation from the boards of both the Company and the Bank, in connection with the execution by Quantum Capital Management of an Asset Purchase Agreement to sell substantially all of its assets. Mr. Sinatra also resigned from all his other positions with Quantum Capital Management, the Company and the Bank, effective on December 31, 2020. On December 11, 2020, Barry Allen notified the Company of his resignation from the boards of both the Company and the Bank, effective as of December 31, 2020. To fill the vacancy created by Mr. Allen’s resignation, the board appointed Tracey Dedrick to the boards of both the Company and the Bank on December 17, 2020, which was effective upon receipt of regulatory non-objection from the OCC.

In addition to the transitions described above, we appointed our first Chief Compliance Officer and a new Chief Auditor, who performed a staffing analysis on our current Internal Audit team structure and qualifications, and created a new IT Risk Management function and new officer position of Information Security Officer. We believe that all of these key positions added to our team will enable us to compete effectively and continue to provide value-added services to our customers, as well as attract, retain and motivate qualified professionals.

SUPERVISION AND REGULATION

General

As a federal savings bank, Sterling Bank is subject to primary examination and regulation by the OCC and, as an insured depository institution, the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sterling Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund (the "DIF") rather than our shareholders. Sterling Bank also is a member of, and owns stock in, the Federal Home Loan Bank (the "FHLB") of Indianapolis, which is one of the 11 regional banks in the FHLB system.

As a unitary thrift holding company, Sterling Bancorp is required to comply with the rules and regulations of the FRB. We are required to file certain reports with the FRB and are subject to examination by and the enforcement authority of the FRB. Sterling Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of the allowance for loan losses for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Sterling Bank or Sterling Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant AML and anti-terrorism laws and regulations, the CRA and regulations implemented thereunder, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to expand our branch network or acquire other financial institutions.

Finally, we are also subject to the laws and regulations of the State of Michigan, in which our main office is located, and other states in which we do business.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions—for which banking agencies have now issued certain corresponding guidance documents and/or proposed or final rules—include, among other things: (i) creating a new category of qualified mortgages (“QMs”) presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (the “CBLR”), which is the ratio of Tier 1 capital to average consolidated assets, at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (“HOLA”), and applicable federal regulations. Under these laws and regulations, Sterling Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Sterling Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Sterling Bank, including wealth and investment management.

Capital Requirements. As long as we do not elect the CBLR, federal regulations will continue to require Sterling Bancorp and Sterling Bank to meet several minimum capital standards. In the case of Sterling Bank, minimum capital standards include a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets ratio of 8.0%, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0%. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.

Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer (“CCB”) consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB requirement was phased in, a process that began January 1, 2016 at 0.625% of risk-weighted assets and increased each year until the buffer was implemented at 2.5% of risk-weighted assets on January 1, 2019.

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the CBLR framework), as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under prompt corrective action regulations and will not be required to report or calculate risk-based capital.

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

At December 31, 2020, the Company and the Bank met all regulatory capital requirements to which they are subject.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of December 31, 2020, Sterling Bank was in compliance with the loans-to-one borrower limitations.

QTL Test. Federal law requires savings associations to meet a QTL test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily multifamily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the QTL test is subject to certain operating restrictions, including a prohibition against dividends, and the Dodd-Frank Act also specifies that failing the QTL test is a violation of law that could result in an enforcement action and dividend limitations. At December 31, 2020, Sterling Bank satisfied the QTL test.

Capital Distributions. Federal regulations impose limitations on capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
●	the savings bank would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
●	the savings bank is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

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

A notice or application related to a capital distribution or share repurchase may be disapproved if:

●	the federal savings bank would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

As a result of the COVID-19 pandemic, on March 17, 2020, the federal banking agencies issued an interim final rule revising the definition of “eligible retained income” for banking organizations subject to the capital rules. To reduce the likelihood of significant limitations on banking organizations’ capital distributions in light of COVID-19-related reductions in capital ratios, the interim final rule amends the definition of “eligible retained income” as the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters. A final rule making this interim rule permanent was adopted on August 26, 2020. Despite the more relaxed rule, banking organizations are still expected to manage their capital actions and liquidity risk prudently and in a safe and sound manner.

CRA and Fair Lending Laws. Under the CRA, as implemented by federal regulations, all federal savings banks have a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate- income borrowers. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branch expansion or mergers, or in restrictions on its activities. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. All institutions insured by the FDIC must publicly disclose their rating. Sterling Bank received a satisfactory CRA rating in its most recent federal examination.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the Consumer Financial Protection Bureau (the “CFPB”), the Department of Housing and Urban Development (“HUD”) and other regulators. Under the fair lending laws, a lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The OCC published a final rule on June 5, 2020 representing the first major revision of the federal interagency CRA regulations in 25 years. Among other things, the final rule provided for objective numerical metrics for quantifying CRA performance, procedures to facilitate the identification of qualifying CRA activities, and, in the case of institutions with a majority of their deposits outside of traditional, facilities-based assessment areas, assessment areas based on the locations of significant levels of retail domestic deposits. The final rule also provided for the periodic publication of a non-exhaustive list of examples of qualifying activities. In addition, the final revision imposed significant additional reporting and information collection requirements on covered institutions. The Federal Reserve and the FDIC, although they have expressed interest in CRA reform, were not part of this effort. Members of Congress and community groups have expressed hostility to the new rule, and have raised the possibility of repealing it through legislative action. In light of this uncertainty, it is impossible to predict the substance and timing of a revised CRA rule. In addition, on November 24, 2020, the OCC issued a proposed rule to establish its proposed approach to determine the CRA evaluation measurement benchmarks, retail lending distribution test thresholds and community development minimums under the general performance standards set forth in the June 2020 final rule.

Ability-to-Repay Rules. Rules promulgated by the CFPB require that in connection with the origination of residential real estate loans within its scope, a mortgage lender must make a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. Among other requirements, a creditor must verify the information on which it bases its repayment ability determination by using reasonably reliable, written third-party records. These rules, which we refer to as the “ability-to-repay rules,” prohibit creditors, such as Sterling Bank, from extending residential real estate loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential real estate loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a QM is a residential real estate loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments or a term exceeding 30 years. In addition, to be a QM loan, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency). Our residential real estate loans originated under our TIC program and our former Advantage Loan Program are not QMs, as our underwriting processes for those programs do not follow applicable regulatory guidance required for such qualification; however, our remaining conforming residential real estate loans originated in 2020 are QMs.

On December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict 43 percent debt-to-income threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate (“APR”) does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of seasoned QMs for loans that satisfy a 3-year seasoning period and meet certain other performance requirements. Seasoned loans qualify for a safe harbor under the ability-to-repay rules. The first final rule has a mandatory compliance date of July 1, 2021 and the second final rule will apply to covered transactions for which institutions receive an application after the effective date. Given the timing of the adoption of the final rules, they could be subject to review and disapproval by Congress under the Congressional Review Act. See “Item 1A. Risk Factors––Risks Related to Our Highly Regulated Industry––The Company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and priorities.”

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Sterling Bank. Sterling Bancorp is an affiliate of Sterling Bank because of its control of Sterling Bank. A subsidiary of a bank that is not also a depository institution or a financial subsidiary under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate to 10% of the bank’s capital stock and surplus. The amount of covered transactions with all affiliates is limited of 20% of the bank’s capital stock and surplus. “Covered transactions” include, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any low quality asset from an affiliate. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

In March 2020, the Federal Reserve issued to certain banks a temporary waiver of the limitations set forth under Section 23A of the Federal Reserve Act and Regulation W in order to allow such banks to purchase certain assets from affiliated broker-dealers and money market mutual funds. The relief afforded by such waivers expires within a prescribed period as set forth in the institution's waiver letter as measured from the date of issuance.

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank’s loans to its executive officers, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the lesser or $500,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must (i) be made on substantially the same terms as and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with unaffiliated persons and that do not present more than a normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sterling Bank’s capital. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all institution-affiliated parties, including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive, formal agreement (such as the agreement described below) or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. As discussed above under “Executive

Summary” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Bank entered into the OCC Agreement on June 18, 2019 and is under formal investigation.

Standards for Safety and Soundness. The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness (the “Guidelines”). The Guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the Guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings. Rather than providing specific rules, the Guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the Guidelines, however, could result in a request by the OCC to one of the federal savings banks to provide a written compliance plan to demonstrate its efforts to come into compliance with such Guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance.

As discussed in greater detail below, the onset of the COVID-19 pandemic in the United States has in certain respects, at least temporarily, impacted Sterling Bank’s operations and risk management and its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the pandemic in order to meet the borrowers’ financial needs. Guidance published by the Federal Reserve encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower’s financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies temporarily suspended examination activity in the second quarter of 2020 to allow banking organization to focus on the needs of their customers and revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the COVID-19 pandemic and managed associated risk appropriately.

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

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take prompt corrective action with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is deemed to be well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is undercapitalized if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be significantly undercapitalized if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be critically undercapitalized if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the applicable regulatory authority to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2020, Sterling Bank was considered well capitalized.

Federal Insurance of Deposit Accounts. The DIF insures deposits at FDIC-insured financial institutions such as Sterling Bank. Deposit accounts at Sterling Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the DIF.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. Insured institutions with assets of $10 billion or more were given the responsibility for funding the increase. The Dodd-Frank Act eliminated the prior 1.5% maximum fund ratio, instead leaving the target fund ratio to the discretion of the FDIC, which has exercised that discretion by establishing a long-term target fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Sterling Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or regulatory condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance. In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured on December 31, 2019. For the expense paid in the year ended December 31, 2019, the total FDIC assessment was equal to 3.14 basis points of total assets less tangible capital, and the FICO assessment was equal to 0.03 basis points of total assets less total tangible capital. The last FICO assessment was collected in March 2019.

Regulation of Brokered Deposits. Section 29 of the Federal Deposit Insurance Act establishes, among other things, a general prohibition on the acceptance by any insured depository institution that is not well capitalized of any deposit obtained, directly or indirectly, by or through any deposit broker. This statutory prohibition is further implemented through the regulations of the FDIC and, historically, numerous published and unpublished FDIC staff interpretations of the statute and the FDIC’s regulation.

On December 15, 2020, the FDIC adopted a final rule substantially amending its brokered deposits regulation. The final rule aims to clarify and modernize the FDIC's existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of deposit broker; (2) the identification of a number of business relationships (“designated exceptions”) to which the primary purpose exception is automatically applicable; (3) the establishment of a transparent application process for entities that seek a primary purpose exception, but do not qualify as a designated exception; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one Insured Depository Institution is not considered a deposit broker.

The final rule is scheduled to take effect on April 1, 2021 and will be reflected in Call Report data due June 30, 2021; however, full compliance with the final rule is not required until January 1, 2022. Under the amended brokered deposits regulation, the range of activities viewed as deposit brokerage will be modified, which could have an impact on the Bank’s deposit premiums, capital and liquidity risk management planning and regulatory monitoring and reporting obligations. However, the final rule could be subject to review and disapproval by Congress under the Congressional Review Act. See “Item 1A. Risk Factors––Risks Related to Our Highly Regulated Industry––The Company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and priorities.”

Supervisory Assessments.OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations.The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2020 and 2019, the Bank paid supervisory assessments to the OCC totaling $625,000 and $556,000, respectively. On December 1, 2020, due to increased operating efficiencies, the OCC announced that it will reduce the rates in all fee schedules by 3 percent for the 2021 calendar year, thus reducing the assessment fees that Sterling Bancorp will pay in 2021. This reduction is in addition to the OCC’s final rule issued on June 22, 2020, which reduced the assessments paid to the OCC on September 30, 2020 in response to the impact of the COVID-19 pandemic.

Data Privacy and Cybersecurity.Under the privacy protection provisions of the Gramm-Leach-Bliley Act and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

Certain states have adopted cybersecurity and data privacy laws and regulations may expose the Company to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, gives California residents the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. On November 3, 2020, the California electorate approved Proposition 24, a ballot initiative that established the California Privacy Rights Act (the “CPRA”). The CPRA, much of which will not become operative until January 1, 2023, amends the scope and several of the substantive requirements of the CCPA, as well as certain mechanisms for administration and enforcement of the statute. Although Sterling Bank may enjoy several fairly broad exemptions from the CCPA’s privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar federal and state data privacy laws and regulations, may require the establishment by Sterling Bank of certain regulatory compliance and risk management controls. In addition, Congress and federal regulatory agencies are considering similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. On December 15, 2020, the federal banking agencies announced the issuance of a notice of proposed rulemaking that, if adopted, would impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the proposed rule would require banking organizations to notify their primary federal regulator promptly, and not later than 36 hours after, the discovery of a computer-security incident that rises to the level of a notification incident within the meaning attributed to those terms by the proposed rule. Banks’ service providers would be required under the proposed rule to notify any affected bank to or on behalf of which it provides services immediately after experiencing any incident that the service provider believes in good faith could disrupt, degrade, or impair service provided by that entity to the bank for four or more hours.

BSA/AML Regulation, USA PATRIOT Act and National Defense Authorization Act. The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file timely reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML requirements. The federal banking agencies and the Financial Crimes Enforcement Network (“FinCEN”) are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the DOJ, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control.

The USA PATRIOT Act gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened AML requirements. The USA PATRIOT Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

On January 1, 2021, Congress enacted the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules. We expect to incur transition and ongoing costs to comply with the amendments.

Prohibitions Against Tying Arrangements.Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Government and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by COVID-19.

In response to the COVID-19 pandemic, Congress, through the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. The bank regulatory agencies have intended to give adequate flexibility to financial institutions who work with borrowers affected by COVID-19 and indicate that they will not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assists those borrowers impacted by COVID-19.

Notable developments include the following.

●	On March 15, 2020, the Federal Reserve issued a statement encouraging banks to use their capital and liquidity buffers to lend to households and businesses impacted by the COVID-19 pandemic. The following day, the Federal Reserve issued a statement encouraging banks to access the Federal Reserve’s discount window to assist with capital and liquidity management in light of the increased credit needs of banking customers.
●	As noted above under “—Federal Banking Regulation—Capital Distributions”, on March 17, 2020, the federal banking agencies issued an interim final rule revising the definition of eligible retained income for banking organizations subject to the capital rules.
●	On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies, and there were also separate provisions within the legislation that directly impacted financial institutions.
o	The CARES Act allows financial institutions to elect to suspend the application of accounting principles generally accepted in the United States (“U.S. GAAP”) to any loan modification related to COVID-19 from treatment as a troubled debt restructuring for the period between March 1, 2020 and December 31, 2020. A financial institution may elect to suspend the application of U.S. GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of the application of U.S. GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of the application of U.S. GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend the application of U.S. GAAP is not required to increase its reported troubled debt restructurings at the end of the period of relief, unless the loans require further modification after the expiration of that period.
o	The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions in respect of federally backed mortgage loans, which include loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by the Federal Home Loan Mortgage Corporation (“Freddie Mac,”) or the Federal National Mortgage Association (“Fannie Mae”), are insured by HUD or are insured or guaranteed by other listed agencies. Borrowers of such federally backed mortgage loans experiencing a financial hardship as a result of COVID-19 may request forbearance, regardless of delinquency status, for up to 360 days. Subsequently, the relevant federal agencies announced extensions of their respective moratoria on foreclosures and evictions for mortgage loans insured by the Federal Housing Administration (“FHA”), with the latest extensions through June 30, 2021. In addition, on January 20, 2021, President Biden issued an Executive Order extending through March 31, 2021 the federal eviction moratorium previously issued by the Director of the Centers for Disease Control and Prevention (the “CDC”). The CDC formally announced the extension on January 29, 2021. On February 16, 2021, the Administration, together with HUD, the Department of Veterans Affairs and the Department of Agriculture, took action to further extend and expand COVID-19 mortgage forbearance and foreclosure relief programs administered by those agencies. Specifically, this joint action (i) extended the foreclosure moratorium for relevant borrowers through June 30, 2021; (ii) extended the mortgage payment forbearance enrollment window until June 30, 2021 for relevant borrowers who wish to request forbearance; and (iii) provided up to six months of additional mortgage payment forbearance, in three-month increments, for relevant borrowers who entered forbearance on or before June 30, 2020. Consistent with these measures, the Federal Housing Finance Agency (“FHFA”) announced, in connection with its most recent extension of foreclosure and eviction protection for borrowers with mortgage loans guaranteed by Fannie Mae or Freddie Mac, that borrowers who had entered forbearance for a period that is scheduled to expire may be eligible for an extension of that forbearance period for up to three additional months.
o	In addition, the CARES Act established a forbearance program for multifamily mortgage loan borrowers whose payments were current as of February 1, 2020 but who have since experienced financial hardship as a result of COVID-19. A multifamily borrower is a borrower of a residential real estate loan that is secured by a lien against a property comprising five or more dwelling units. Any multifamily borrower with a federally backed multifamily mortgage loan (that is, a loan that is secured by a first or subordinate lien on residential multifamily (5+) real property and that is insured, assisted, or purchased by Fannie Mae, Freddie Mac or HUD) that experiences a financial hardship during the COVID-19 pandemic may request a forbearance for up to 90 days. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.
o	Section 4012 of the CARES Act temporarily set the CBLR at 8% and provided a grace period to banks that fall below that ratio. These provisions expired on December 31, 2020. Separately, on March 22, the FDIC published answers to frequently asked questions for financial institutions affected by the COVID-19 crisis which state that financial institutions have the flexibility to delay their CBLR elections. Previously, financial institutions were required to reflect their CBLR elections on their March 31, 2020 Consolidated Reports of Income and Condition (Call Reports); however, the FDIC's new guidance provides that a decision to elect CBLR for the March Call Report is not binding and may be reversed in a subsequent quarter. On April 6, the federal banking agencies issued two interim final rules (the “IFRs”) to implement Section 4012 of the CARES Act. The first IFR provided that, as of the second quarter 2020 and through December 31, 2020, the CBLR would be 8%. A community banking organization with a CBLR of 8% or greater (and that meets other qualifying criteria) may elect to use the CBLR framework during this period. In addition, the IFR establishes a two-quarter grace period, during which a community banking organization that temporarily fails to meet any of the qualifying criteria, including the 8% CBLR requirement, will still be considered well capitalized as long as it maintains a CBLR of at least 7%. The second IFR provides a gradual transition back to the previously required 9% CBLR. The CBLR is 8.5% for 2021 and 9% thereafter. On October 9, 2020, the federal banking agencies issued a final rule adopting the IFRs without modification.
●	On April 2, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule on June 23, 2020 that makes it easier for consumers to transition out of financial hardship caused by COVID-19. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower.
●	In an attempt to allow individuals and businesses to access real estate equity more quickly, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and commercial real estate transactions through December 31, 2020.
●	On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “Coronavirus Relief Act”) was signed into law and contains provisions that could directly impact financial institutions. The Coronavirus Relief Act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.
●	On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Plan”) was signed into law. The Rescue Plan primarily is focused on providing direct economic stimulus to individuals and additional financial support to the healthcare system, supply chain infrastructure, state and local governments and school systems. Of note, the Rescue Plan extends and expands CARES Act and other pandemic-related unemployment insurance benefit programs through September 6, 2021 and provides funding for a number of emergency rental and homeowner assistance programs.
●	In addition, the governments of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures, including the following:
o	In New York, Governor Andrew Cuomo signed legislation on June 17, 2020 that expands mortgage forbearance available for those experiencing financial hardship during the crisis caused by the COVID-19 pandemic. The legislation applies to those who have mortgages with state-regulated financial institutions and is intended to be an expansion of the CARES Act’s mortgage forbearance provisions. The legislation provides up to one year of forbearance if the borrower’s hardship persists and provides flexible payment options. In addition, on December 28, 2020, Governor Cuomo signed the COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020, which prevents residential evictions, foreclosure proceedings, credit discrimination and negative credit reporting related to the COVID-19 pandemic. Of note, this legislation imposes a moratorium on residential foreclosure proceedings and evictions until May 1, 2021.
o	On August 31, 2020, the California Legislature passed legislation extending an existing moratorium on evictions through January 31, 2021, provided that renters pay a portion of their rent for the period between September 1, 2020 and January 31, 2021. The legislation also requires servicers of residential mortgages, including those on real property containing up to four dwelling units, to comply with certain standards when notifying and communicating with borrowers who have experienced a COVID-19-related financial hardship and may be pursuing forbearances or other loss mitigation options. On January 29, 2021, California’s moratorium was extended through June 30, 2021.

For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic, see the discussion below under “Item 1A. Risk Factors—Risks Related to the COVID-19 Pandemic.”

Other Regulations

Interest and other charges collected or contracted for by Sterling Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act; governing disclosure of information about deposit accounts to customers;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Sterling Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as Check 21), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check;
●	Regulation D promulgated by the FRB, which governs reserve requirements of depository institutions. On April 24, 2020, the FRB announced an interim final rule amending its Regulation D to delete the six-per-month limit on convenient transfers from the savings deposit definition (which includes money market deposit accounts). The interim final rule allows banks immediately to suspend enforcement of the six-transfer limit and to allow their customers to make an unlimited number of convenient transfers and withdrawals from their savings deposits at a time when financial events associated with the coronavirus pandemic have made such access more urgent. Although adopted to address the economic and financial market conditions relating to the COVID-19 pandemic, this amendment is permanent, and Sterling Bank has continued to suspend enforcement of the six transfer limit formerly imposed by Regulation D; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

Historically, FRB regulations have required Sterling Bank to maintain reserves at the Federal Reserve Bank against its transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). Until recently, FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows: Transaction accounts aggregating $127.5 million or less (subject to adjustment by the FRB) were subject to a reserve requirement of 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (subject to adjustment by the FRB). The first $16.9 million of otherwise reservable balances (subject to adjustment by the FRB) were exempted from the reserve requirements. However, on March 15, 2020, the FRB issued an interim final rule reducing the reserve requirement ratio to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions. On December 22, 2020, the FRB adopted the interim final rule as a final rule without modification. Accordingly, although the Bank historically has maintained compliance with the reserve requirements for transaction accounts, such requirements do not currently apply.

Federal Home Loan Bank System

Sterling Bank is a member of the FHLB system, which consists of 11 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Sterling Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis and was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the FHLB of Indianapolis, the stock has no quoted market value and is carried at cost. Sterling Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Indianapolis stock. As of December 31, 2020, no impairment has been recognized.

Business Continuity Management

The Company is required to implement and maintain business continuity and disaster recovery plans to ensure its resilience and continued operations in the event of significant business disruptions related to cybersecurity events, natural disasters and other potentially catastrophic events. Such plans are intended to be aligned with banking organizations’ risk profiles and roles within the overall financial services sector. Plans must contain proactive measures to safeguard banking organizations’ employees, customers and products and establish response procedures in the event of significant business disruptions. On March 6, 2020, in response to the onset of the COVID-19 pandemic, the Federal Financial Institution Examination Council (the “FFIEC”) (comprising the Federal Reserve, the FDIC, the OCC, the National Credit Union Administration and the CFPB) updated its business continuity planning guidance to include additional considerations related to pandemic planning. The guidance identifies actions beyond a traditional business continuity planning that should be taken to address certain unique challenges posed by pandemics. Specifically, a financial institution's planning should provide for, among other things; a preventative program (including monitoring of potential outbreaks, educating employees, providing appropriate hygiene training and tools, and coordinating with critical service providers); a documented strategy that provides for scaling the institution's pandemic efforts to be consistent with the effects of a particular stage of a pandemic outbreak; a comprehensive framework of facilities, systems, or procedures that provide the firm with the capability to continue critical operations during prolonged staff shortages; and a testing program to ensure that the planning practices and capabilities are effective and will allow critical operations to continue.

LIBOR Discontinuance

The Company has entered into certain financial contracts that utilize the soon-to-be-discontinued LIBOR. On July 1, 2020, the FFIEC published guidance for financial institutions on the supervisory, risk management and planning considerations relating to the transition away from LIBOR as a reference rate for a variety of financial contracts. On November 30, 2020, the federal banking agencies published a joint statement on the LIBOR transition in which the agencies expressed their view that any financial institution which enters into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. Accordingly, the banking agencies encouraged institutions to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The joint statement also provided that financial contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation.

Future Legislation

With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Kamala Harris. However slim the majorities though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect Congress will devote substantial attention in 2021 to consumer protection matters, through greater oversight of the CFPB’s and the federal banking agencies’ efforts in this area. We also anticipate that Democratic-led Congressional committees will pursue greater oversight, particularly to so-called shadow banking activities, and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance to impacted businesses. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Holding Company Regulation

Sterling Bancorp is a unitary thrift holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Sterling Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Sterling Bancorp.

As a unitary thrift holding company, Sterling Bancorp’s activities are limited to those activities permissible by law for financial holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities.

Federal law prohibits a unitary thrift holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or unitary thrift holding company without prior written approval of the FRB, and from acquiring or retaining control of any depository institution. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the DIF, the convenience and needs of the community and competitive factors. A unitary thrift holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Capital Requirements. As a unitary thrift holding company, Sterling Bancorp is subject to consolidated regulatory capital requirements that are similar to those that apply to Sterling Bank. See”—Federal Banking Regulation—Capital Requirements.”

The Dodd-Frank Act extended the source of strength doctrine to unitary thrift holding companies. The FRB has promulgated regulations implementing the source of strength policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and unitary thrift holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. We are currently required to obtain the approval of the FRB prior to declaring any cash dividend on our capital stock or engaging in any repurchase of our common stock. We are also required to obtain the approval of the FRB prior to issuing any debt.

In order for Sterling Bancorp to be regulated as a unitary thrift holding company by the FRB, rather than as a bank holding company, Sterling Bank must qualify as a QTL under federal regulations or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2020, Sterling Bank maintained 77% of its portfolio assets in qualified thrift investments and was in compliance with the QTL requirement.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a unitary thrift holding company such as Sterling Bancorp unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a unitary thrift holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as in our case, the company has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a unitary thrift holding company without the prior approval of the FRB. Any company that acquires such control becomes subject to registration, examination and regulation by the FRB.

In January 2020, the Federal Reserve adopted a final rule for control and divestiture proceedings under the Bank Holding Company Act of 1956, as amended, and the HOLA. The final rule does not apply to control determinations under the Change in Bank Control Act, Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W or Regulation O. Under the final rule, control determinations are to be made according to a more rules-based methodology. Presumptions of control generally are based on ownership of voting equity and total equity in a company, director representation and ability to elect directors, director and management interlocks, contractual rights to determine management or operational decisions, and business relationships. The final rule establishes a general three-prong test for determining whether a company controls a bank or savings association. Pursuant to this test, a company controls another company if the first company, directly or indirectly or acting through one or more other persons, (i) owns, controls or has power to vote 25% or more of any class of voting securities of the second company, (ii) controls in any manner the election of a majority of the directors of the other company, or (iii) based on the facts and circumstances of the investment, directly or indirectly exercises a controlling influence over the management or policies of the other company.

The final rule includes rebuttable presumptions of control based on a tiered framework focused on equity ownership, business relationships, control over the election of directors, director and senior management interlocks, as well as business terms and contractual arrangements. In addition to the rebuttable presumptions under the tiered framework, the final rule includes other rebuttable presumptions of control and non-control focused on prior control relationships, management agreements, investment adviser arrangements, consolidation under generally accepted accounting principles, and equity ownership levels. As a general matter, the tiers will vary based on percentage of voting ownership with additional requirements to qualify for the rebuttable presumption at voting ownership levels of 5% or greater, 10% or greater, and 15% or greater. The final rule became effective on September 30, 2020.

The rule has and will likely continue to have a meaningful impact on control determinations related to investments in banking institutions and bank holding companies and investments by bank holding companies in nonbank companies.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Sterling Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as say-on-pay votes) or executive compensation payable in connection with a merger (more frequently referred to as say-on-golden parachute votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Sterling Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a non-emerging growth public company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

AVAILABLE INFORMATION

Our Internet address is www.sterlingbank.com. We will make available free of charge in the investor relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site, sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

Risks Related to the Advantage Loan Program

The Internal Review results indicate numerous instances of misconduct by employees in connection with the origination of residential real estate loans in our Advantage Loan Program.

The primary focus of the Internal Review has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. The Internal Review has indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company permanently discontinued the Advantage Loan Program, and a significant number of officers and employees have been terminated or resigned, including the top loan producers within the Advantage Loan Program. These terminations and resignations, and the discontinuation of the Advantage Loan Program, have materially and adversely affected our loan production and may continue to do so. In addition, if we are unable to replace terminated and departed loan producers’ production through other loan officers and loan products, hire new producers or implement new loan products, our results of operation will be materially and adversely affected.

While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed below, and it is possible additional work will be required in connection with the Internal Review. If further work is required in connection with the Internal Review, management’s time and resources could be diverted, and we may incur significant legal and other expenses in connection with such additional work.

The misconduct of employees discovered during the Internal Review has resulted in a material adverse impact on our business and results of operations through the expenditure of significant expenses on third parties and the expenditure of significant internal resources for the conduct of the Internal Review, damage to our reputation, termination of a core part of our operating model and a number of additional material risks identified in the Risk Factors set forth below.

Pending government investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences that could adversely affect our financial condition and future operating results.

The Bank is currently under formal investigation by the OCC relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank’s credit administration, including our Advantage Loan Program. The Bank also has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s residential lending practices and related issues. In addition, the Company is responding to a formal investigation recently initiated by the SEC that is related to the Advantage Loan Program. The Bank and the Company are fully cooperating with these government investigations. The outcome of the pending government investigations is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses imposed on the Company as a result of such investigations, (ii) that the liability we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed such liabilities and have a material adverse effect on our future operations, financial condition, growth or results of operations or other aspects of our business. Adverse findings in any of these investigations could also result in additional regulatory scrutiny, constraints on the Bank’s business or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business. In addition, management’s time and resources will be diverted to address the investigations and any related litigation, and we have incurred, and expect to continue to incur, significant legal and other costs and expenses in our defense of the investigations.

We are subject to a pending securities class action and legal proceedings that may adversely affect our business.

The Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. The plaintiff filed an amended complaint on July 2, 2020, seeking damages and reimbursement of fees and expenses. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. On September 22, 2020, the Company filed with the court a motion to dismiss the amended complaint, and each of the Company and the plaintiff has submitted briefs in support of their respective positions regarding that motion. In February 2021, the plaintiff, the Company and each of the other defendants reached an agreement in principle to settle the securities class action lawsuit. The agreement in principle provides for a single cash payment in exchange for the release of all of the defendants from all alleged claims therein and remains subject to final documentation, court approval and other conditions. The full amount of the settlement, if finalized, will be paid by the Company’s insurance carriers under applicable insurance policies.

In the event a final settlement agreement is not executed, court approval is not received or the settlement is not finalized for any other reason, the Company intends to vigorously defend this action; but there can be no assurance that we will be successful in any defense. We will continue to incur legal fees in connection with this and potentially other cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. If the case is decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. In addition, there can be no assurance (i) that we will not incur material losses due to damages, costs and/or expenses as a result of this litigation, (ii) that our directors' and officers' insurance policy and the liabilities we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed the coverage limits of our insurance and such liabilities and will not have a material impact on our financial condition or results of operations. Further, the amount of time that will be required to resolve this lawsuit is unpredictable, and this action, together with the government investigations discussed elsewhere under “Risks Related to the

Advantage Loan Program,” are likely to divert management's attention from the day-to-day operations of our business, which could further adversely affect our business, results of operations and cash flows.

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported shareholder would commence a shareholder derivative action on behalf of the Company seeking appropriate relief. The board of directors established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. The demand review committee’s investigation is ongoing; accordingly, no additional actions have been taken by the board of directors. Further, no legal action has yet to be brought by the purported shareholder. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the demand letter or that, if any such litigation is commenced, the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation or that any such losses will not have a material impact on the Company’s financial condition or results of operations.

The permanent discontinuation of our Advantage Loan Program has materially and adversely affected our results of operations and will continue to do so.

On December 9, 2019, we voluntarily suspended our Advantage Loan Program in connection with the Internal Review, and we subsequently determined to permanently discontinue the Advantage Loan Program. While the Company will continue to work on initiatives to diversify its overall loan production and to review new residential loan products, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. We therefore have experienced, and expect to continue to experience, adverse effects on our residential loan production as a result of the permanent discontinuation of the Advantage Loan Program. In addition, repayments from our loan portfolio will need to continue to be invested in lower yielding assets until new loan programs can commence. Accordingly, we expect that the permanent discontinuation of the Advantage Loan Program will continue to materially and adversely affect our results of operations.

Failure to comply with the OCC Agreement regarding our BSA/AML compliance program and credit administration, or with BSA/AML laws and regulations generally, could have a material adverse effect on our business.

The Bank continues to be subject to the OCC Agreement, which relates primarily to certain aspects of the Bank’s BSA/AML compliance program as well as its credit administration. The BSA, the USA PATRIOT ACT and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file timely reports such as suspicious activity reports and currency transaction reports.

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

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, any failure to comply with the requirements of the OCC Agreement , or a finding by the OCC that the Bank has failed to comply, could result in additional regulatory scrutiny, further enforcement actions, the imposition of material restrictions on the activities of the Bank or the assessment of fines or penalties. Also, due to the existence of the OCC Agreement, some counterparties may not be permitted to, due to their internal policies, or may choose not to, do business with the Bank. Should counterparties upon which the Bank relies for the conduct of its business become unwilling to do business with the Bank, the Bank’s results of operations and/or financial condition could be materially adversely affected. There is no assurance as to how long the OCC Agreement will remain in effect.

The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and its BSA/AML compliance obligations. Additional expenses and investments have been incurred as the Bank has expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to comply with the OCC Agreement and to strengthen and support the BSA/AML compliance program, as well as the Bank’s broader compliance and risk management infrastructures. The costs, expenses and capital investments associated with all of these efforts, including in connection with the OCC Agreement, have had an adverse effect on the Bank’s results of operations in 2019 and 2020 and is expected to have a material adverse effect on the Bank’s results of operations in one or more future periods.

The Internal Review has revealed instances of the Bank’s failure to comply with federal regulations governing the origination of residential real estate loans, including rules governing the verification of a borrower’s ability to repay a loan.

Among the many federal regulations with which we must comply in connection with the origination of residential real estate loans are rules issued by the CFPB that require, for loans within its scope, that a mortgage lender must make a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. Among other requirements, a creditor must verify the information on which it bases its repayment ability determination by using reasonably reliable, written third-party records. The rule also provides that loans that meet a QM definition will be presumed to have complied with the ability-to-repay standard.See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Ability-to-Repay Rules” for additional details regarding these ability-to-pay rules and their effects on our business, as well as recent, related regulatory developments.

Our residential real estate loans originated under our former Advantage Loan Program are not QMs, as our underwriting processes for this program did not follow applicable regulatory guidance required for such qualification. The Internal Review has identified numerous instances of noncompliance with the income verification requirements under the ability-to-repay rules. We could be subject to statutory claims for violations of the ability-to-repay standard, as well as other laws and regulations governing the origination of residential real estate loans. Any such claims could materially and adversely affect our ability to underwrite these loans, our business, and results of operations or financial condition.

We may incur future losses in connection with certain representations and warranties we have made with respect to residential mortgages originated under our Advantage Loan Program, as well as other residential mortgages, that we have sold into the secondary market.

From time to time, we package residential mortgages for sale into the secondary market while retaining the servicing rights with respect to such loans. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our sold Advantage Loan Program loans. A substantial portion of these loans were sold to the secondary market at a slight premium to their principal balances, and, as a result, we are required to repurchase such loans at that same premium, which will result in a loss with respect to each repurchased loan. Although we have successfully repurchased Advantage Loan Program loans with an aggregate principal balance of $69.6 million in 2020, there can be no assurance as to the extent of any further repurchases we may complete as a result of these offers and the compliance issues with respect to the origination of Advantage Loan Program loans or that the liability we have established with respect to such repurchase risk will be sufficient to cover potential losses we may incur in connection with such repurchases. Accordingly, it is possible that requests to repurchase loans could occur in the future, and such requests may have a negative financial impact on us. In addition, the servicing agreements under which we service loans sold into the secondary market contain a number of representations, warranties and covenants, including delivery of audited financial statements and independent audit reports regarding our servicing operations, which, if breached, could entitle the owners of the serviced loans to terminate us as servicer. Any such termination would generally result in the loss of our servicing rights with respect to the related loans. A loss of a material portion of our servicing rights could have a negative financial impact on us.

Risks Related to the COVID-19 Pandemic

The economic disruptions created by the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and results of operations.

The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to U.S. and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which is causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and is prompting the need for additional aid and other forms of relief. Moreover, although multiple COVID-19 vaccines have received regulatory approval and currently are being distributed to certain at-risk populations, it is too early to know how quickly these vaccines can be distributed to the broader population and how effective they will be in mitigating the adverse social and economic effects of the pandemic. Further, variant strains of the COVID-19 virus have appeared, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic.

The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slowdown in economic activity and a related increase in unemployment. Since the outbreak of COVID-19 in the United States, more than 70 million people nationwide have filed claims for unemployment. Stock markets, and trading prices of bank stocks in particular, significantly declined in value in the first half of 2020, though many bank stocks' trading prices have since recovered. As of February 2021, the national unemployment rate was 6.2%. Although an improvement from the 14.7% national unemployment rate observed in April 2020, the current rate of unemployment is substantially higher than the 3.6% national unemployment rate observed in January 2020, prior to the outbreak of COVID-19 in the United States.

The COVID-19 pandemic is rapidly evolving, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic. And while there have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, in efforts to counteract the significant economic disruptions resulting from the COVID-19 pandemic, there can be no assurance that these packages will be sufficient, or produce positive results quickly enough, to stimulate the economy, and additional governmental stimulus and related interventions may be needed. Accordingly, the Company will be operating under uncertain economic conditions for a lengthy period of time.

The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility. To help address these issues, the Federal Open Market Committee (“FOMC”) has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Throughout 2020, the FOMC continued to follow this approach as pandemic-related risks to the economy are likely to persist for the foreseeable future, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC’s maximum-employment and price-stability goals. In addition, in order to support the flow of credit to households and businesses, the FRB indicated that it would continue to increase its holdings of U.S. Treasury securities and agency residential and commercial mortgage-backed securities to sustain proper functioning of the financial markets. The reductions in interest rates, especially if prolonged, could adversely affect our net interest income, net interest spread and net interest margin.

Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry. Although we do not have a material concentration in the restaurant and retail industries, at December 31, 2020, we had $67.6 million of loans secured by SROs and hotels in our commercial real estate loan portfolio. In addition, the spread of COVID-19 also has caused us to modify our business practices, including curtailing employee travel, changing employee work locations and cancelling physical participation in meetings, events and conferences. We have many employees working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing, dynamic and unprecedented nature of our current circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

●	because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality and over time, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business, relative to other areas of the country;
●	our ability to market our products and services may be impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;
●	if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;
●	as discussed further below under “—Risks Related to Credit—Our allowance for loan losses may not be sufficient to cover losses in our loan portfolio, and any resulting increase in our allowance for loan losses or loan charge offs could decrease our net income,” our delinquent and nonaccrual loans could increase substantially if borrowers continue to experience financial difficulties beyond forbearance/payment deferral periods, resulting in adversely impacted asset quality, capital and net income;
●	as discussed further below under “—Our loan portfolio has been significantly affected by the economic disruptions resulting from the COVID-19 pandemic, which contributed to our loan losses and delinquencies increasing in 2020, and we may need to significantly add to our allowance for loan losses,” our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	an increase in nonperforming loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the reduction of the FRB’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	deposits could decline if customers need to draw on available balances as a result of the economic downturn;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

●	we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions––all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;
●	we rely on third-party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and
●	as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

Our loan portfolio has been significantly affected by the economic disruptions resulting from the COVID-19 pandemic, which contributed to our loan losses and delinquencies increasing in 2020, and we may need to significantly add to our allowance for loan losses.

The economic disruptions related to the COVID-19 pandemic have resulted in a significant increase in delinquencies and loans on nonaccrual status across our commercial real estate loan, construction loan and residential real estate loan portfolios as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. For example, as of December 31, 2020, our commercial real estate loan portfolio includes loans secured by SROs, hotels, retail properties and offices totaling $110.9 million, representing 4.4% of total loans, including $67.6 million of loans secured by SROs and hotels. According to data from Cushman & Wakefield, the office vacancy rate in San Francisco rose 11 percentage points from the fourth quarter of 2019, to 16.7% in the fourth quarter of 2020, partially as a result of changes in work patterns caused by the COVID-19 pandemic. In addition, operating cash flows from tenants have decreased as a result of the COVID-19 pandemic, and decreased travel as a result of the COVID-19 pandemic has affected our SRO borrowers by reducing demand from tourists for travel accommodations in San Francisco. Our construction loan portfolio also includes similar substantial exposures. In addition, the elevated unemployment rate will continue to have a significant adverse impact on the ability of our residential real estate borrowers to repay their loans.

After several years in which our total charge offs were less than $200 thousand per year, our total charge offs for the year ended December 31, 2020 were $4.3 million. Similarly, total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, increased $71.7 million, or 485%, from $14.8 million at December 31, 2019 to $86.5 million at December 31, 2020.

As a result of our evaluation of the current and expected impacts of the COVID-19 pandemic on the economy and our loan portfolio, we believe that it is likely that we will continue to experience elevated loan losses and delinquencies in the current environment, and as a result, we have increased our allowance for loan losses by $50.7 million to $72.4 million at December 31, 2020, compared to $21.7 million at December 31, 2019, and our allowance for loan losses as a percentage of total loans at December 31, 2020 was 2.89%. As the economic disruptions resulting from the COVID-19 pandemic continue and there are no assurances as to how long it will be before the COVID-19 pandemic abates and economic activity can begin to resume to pre-COVID-19 pandemic levels, we may need to significantly add to our allowance for loan losses in future periods. Risks related to the COVID-19 pandemic are in addition to the credit risks to our portfolio set forth under “—Risks Related to Credit.”

Governmental and regulatory actions to mitigate the impact of the COVID-19 pandemic could result in a material decline in our net income.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (for example, waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to work constructively with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic.

The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions in respect of federally backed mortgage loans, which include loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by HUD or are insured or guaranteed by other listed agencies. Borrowers of such federally backed mortgage loans experiencing a financial hardship as a result of COVID-19 may request forbearance, regardless of delinquency status, for up to 360 days. Subsequently, the federal agencies as well as the state of California announced extensions of their moratoria on single-family foreclosures and evictions and FHA-insured loans, with the latest extensions through June 30, 2021. In addition, on January 20, 2021, President Biden issued an Executive Order extending through March 31, 2021 the federal eviction moratorium previously issued by the Director of the CDC. The CDC formally announced the extension on January 29, 2021.

In addition, the CARES Act established a forbearance program for multifamily mortgage loan borrowers whose payments were current as of February 1, 2020 but who have since experienced financial hardship as a result of COVID-19. Any such multifamily borrower with a federally backed multifamily mortgage loan (that is secured by a first or subordinate lien on residential multifamily (5+) real property and that is insured, assisted, or purchased by Fannie Mae, Freddie Mac or HUD) that experiences a financial hardship during the COVID-19 pandemic may request a forbearance for up to 90 days. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. In addition, the Rescue Plan was signed into law on March 11, 2011 and provides funding for a number of rental and homeowner assistance programs. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

Additionally, in many states in which we do business or in which our borrowers and loan collateral are located, temporary bans on evictions and foreclosures have been enacted through a mix of executive orders, regulations, and judicial orders. Certain such relief orders have since expired, although several states, including California, New York and New Jersey, have extended their temporary orders and may continue to do so indefinitely. In New York, Governor Andrew Cuomo signed legislation on June 17, 2020 that expands mortgage forbearance available for those experiencing financial hardship during the crisis caused by the COVID-19 pandemic. The legislation applies to those who have mortgages with state-regulated financial institutions and is intended to be an expansion of the CARES Act’s mortgage forbearance provisions. The legislation provides up to one year of forbearance if the borrower’s hardship persists and provides flexible payment options. In addition, on December 28, 2020, Governor Cuomo signed the COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020, which prevents residential evictions, foreclosure proceedings, credit discrimination and negative credit reporting related to the COVID-19 pandemic. Of note, this legislation imposes a moratorium on residential foreclosure proceedings and evictions until May 1, 2021. On August 31, 2020, the California Legislature passed legislation extending an existing moratorium on evictions through January 31, 2021, provided that renters pay a portion of their rent for the period between September 1, 2020 and January 31, 2021. The legislation also requires servicers of residential mortgages, including those on real property containing up to four dwelling units, to comply with certain standards when notifying and communicating with borrowers who have experienced a COVID-19-related financial hardship and may be pursuing forbearances or other loss mitigation options. On January 29, 2021, California’s moratorium was extended through June 30, 2021.

Risks Related to the Economy and Financial Markets

As a business operating in the financial services industry, our business, financial condition and results of operations may be adversely affected in numerous and complex ways by weak economic conditions and fiscal and monetary policies and regulations of the federal government and the FRB.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium-and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive net income through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Notably, our net income and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the federal discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our customer activity is affected by changes in the state of the general economy and the financial markets, a slowdown or downturn of which could adversely affect demand for our loan services and our results of operations.

Our customer activity is intrinsically linked to the health of the economy generally and of the financial markets specifically. In addition to the economic factors discussed above, a downturn in the real estate or commercial markets generally, which might occur as a result of, among other things, an increase in unemployment, a decrease in real estate values or a slowdown in housing demand, could cause our customers and potential customers to exit the market for real estate or commercial loans. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our residential and commercial loan services. If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our debt obligations, could be materially adversely affected.

Risks Related to Credit

Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.

Our loan portfolio includes primarily real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing. Significant ongoing financial risk continues to affect economic conditions in the United States as a whole and in the markets that we serve. As a result, we could experience higher delinquencies and loan charge offs, as well as nonaccrual loans and troubled debt restructurings, which would reduce our net income and adversely affect our financial condition. In addition, a decline in real estate values as a result of adverse developments in the markets we serve could reduce the value of the real estate collateral securing our real estate loans, which could cause some of our real estate loans to be inadequately collateralized or affect our ability to sell such collateral upon foreclosure without a loss or additional losses. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our net income and adversely affect our financial condition.

Our concentration in residential real estate loans exposes us to risks.

At December 31, 2020 and 2019, one-to-four family residential real estate loans amounted to $2.03 billion and $2.48 billion, or 81% and 85%, respectively, of our total loan portfolio, and we intend to continue this type of lending in the foreseeable future. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. For example, our residential real estate borrowers have been impacted by elevated unemployment rates resulting from the COVID-19 pandemic and its ensuing effects on the overall economy.In California, our primary market area, the unemployment rate rose to 9.0% in December 2020 compared to 3.9% in December 2019, according to data from the California Employment Development Department. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of an economic downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Such declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a risk of loss if we sought to recover on defaulted loans by selling the real estate collateral.

Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operation and financial condition.

At December 31, 2020, our commercial real estate loans totaled $260.0 million, or 11%, of our total loans. Commercial real estate loans generally have more risk than residential real estate loans and generally have a larger average size compared to other types of loans, so losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuance of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations or other events not under the control of the borrower. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Our construction loans are subject to a variety of risks that may adversely impact our results of operation and financial condition.

At December 31, 2020, our construction loans totaled $206.6 million, or 8% of our total loans. In addition to the risks generally applicable to commercial real estate loans, the risks inherent in construction lending include, among other things, the possibility that contractors may fail to complete—or complete on an untimely basis—construction of the relevant properties, substantial cost overruns in excess of original estimates and financing, market deterioration during construction and lack of permanent take-out financing or presold properties. Loans secured by such properties also involve additional risk because of the relatively limited operating history available for them. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow or sale proceeds to be generated by the completed project. To compete for construction loans, in prior years we generally originated loans where the borrowers’ relative investment and value-at-risk in an underlying construction project were either at our policy limits for such exposures or constituted approved exceptions to these limits. As a result, changes in the expected value of a completed project may reduce those borrowers’ economic incentives to complete a delayed construction project expediently. With many commercial construction projects requiring an extended time to market in the current COVID-19 environment, some of our borrowers have exhausted their liquidity. While we seek personal or affiliate guarantees for construction loans to provide alternative sources of repayment in the event that a project underperforms or fails to be completed, our assessments of guarantors’ financial capacity to support repayment of these loans in light of their other commitments may not be correct, and guarantors’ wealth and liquidity may be correlated with borrowers’ business or economic conditions generally, which could make these guarantees less valuable as loan collateral when most needed.

A substantial majority of our loans and operations are in California, and therefore our business is particularly vulnerable to a downturn in the local economies in which we operate.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco and Los Angeles areas. As of December 31, 2020, 87% of our loan portfolio was based in California, and our loan portfolio had concentrations of 54% and 33% in the San Francisco and Los Angeles areas, respectively. If the local economies, and particularly local real estate markets, decline, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Notably, the COVID-19 pandemic has had, and likely will continue to have, a significant effect on the California real estate market. In response to this crisis, California lawmakers have adopted legislation and other orders requiring us to take, or refrain from taking, certain action to assist borrowers who have experienced a COVID-19-related financial hardship. Similarly, catastrophic natural events such as earthquakes or wildfires could have a disproportionate effect on our financial condition. As a result of this lack of geographic diversification in our loan portfolio, a downturn in the local economies generally and in real estate markets specifically could significantly reduce our profitability and growth and have a material adverse effect on our financial condition.

Our allowance for loan losses may not be sufficient to cover losses in our loan portfolio, and any resulting increase in our allowance for loan losses or loan charge offs could decrease our net income.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. In determining the amount of the allowance for loan losses, management periodically reviews the loans and the loss and delinquency experience and evaluates economic conditions. The determination of the appropriate level of allowance for loan losses is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. If assumptions prove to be incorrect, the allowance for loan losses may not cover incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance for loan losses would materially decrease net income. Nonperforming loans may increase, and nonperforming or delinquent loans may adversely affect future performance. In addition, federal regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge offs. Any significant increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

The Financial Accounting Standards Board has issued an accounting standard update that will significantly change how we account for current expected credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss model for recognizing credit losses with an expected loss model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the current incurred loss model, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. The new CECL standard will be effective on January 1, 2023 for the Company. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Risks Related to Our Highly Regulated Industry

Our business is limited by the highly regulated environment in which we operate and could be adversely affected by the extensive laws and regulations that govern our activities, operations, corporate governance and accounting principles, or changes in any of them.

As a unitary thrift holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal agencies that govern almost all aspects of our operations. These laws and regulations, among other things, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that Sterling Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the United States. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

Failure to satisfy the QTL test may subject us to regulatory enforcement actions and restrict our ability to pay dividends.

As a federal savings bank, Sterling Bank must satisfy the QTL test. Under the QTL test, Sterling Bank is required to maintain at least 65% of its portfolio assets (that is, total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain qualified thrift investments (primarily mortgage loans secured by one-to-four family and multifamily residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. A savings association that fails the QTL test immediately will be prohibited from: (1) making any new investment or engaging in any new activity not permissible for a national bank, (2) paying dividends, unless such payment would be permissible for a national bank, is necessary to meet the obligations of a company that controls the savings association, and is specifically approved by the OCC and the FRB, and (3) establishing any new branch office in a location not permissible for a national bank in the association's home state. A savings association that fails to meet the QTL test is deemed to have violated the Home Owners’ Loan Act and, as discussed further below, may be subject to OCC enforcement action. In addition, if a savings association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank.

The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2020, Sterling Bank satisfied the QTL test. However, if our commercial portfolio continues to grow and we are unable to replace the lost residential loan production resulting from the permanent discontinuation of our Advantage Loan Program, we may fail to maintain our QTL status in future periods. In such event, we could be forced to buy mortgage-backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting the Bank’s savings bank charter to a commercial bank charter. Absent such strategies, if we fail to satisfy the QTL test, we could become subject to regulatory enforcement actions and our ability to pay dividends may be severely restricted.

The Dodd-Frank Act may continue to affect our business, governance structure, financial condition or results of operations.

The Dodd-Frank Act, among other things, imposed new capital requirements on thrift holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums.The Dodd-Frank Act also established the CFPB as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Company.The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs.Because the FRB has only been a primary regulator for thrift holding companies since 2012, it is unclear whether we will be exposed to additional regulatory burdens.Any future legislative changes to the Dodd-Frank Act could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans.Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Notwithstanding the above, the enactment of EGRRCPA and the promulgation of its implementing regulations repealed or modified several important provisions of the Dodd-Frank Act.Among other things, EGRRCPA raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the FRB to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. However, many provisions of the Dodd-Frank Act that have increased our compliance costs remain in place. Certain of the provisions amended by EGRRCPA took effect immediately, while others are subject to ongoing joint agency rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although we expect to benefit from many aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. In addition, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of EGRRCPA’s changes regarding stress testing and risk management.

As a result of the Dodd-Frank Act and related rulemaking, we are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved new regulatory capital rules implementing the Basel III regulatory capital reforms effecting certain changes required by the Dodd-Frank Act. The new regulatory capital requirements are generally applicable to all U.S. banks as well as to unitary thrift holding companies with assets over $1 billion, such as the Company. The regulatory capital rules not only increase most of the required minimum regulatory capital ratios, but also introduce a new common equity Tier 1 capital ratio and the concept of a CCB. The regulatory capital rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a well capitalized depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.Institutions must also maintain a CCB consisting of common equity Tier 1 capital. The regulatory capital rules became effective as applied to the Bank on January 1, 2015 with the final phase-in complete as of January 1, 2019. In addition, on September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations: the CBLR framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposures and trading assets and liabilities. The Bank is eligible to utilize the CBLR framework but has not yet determined to do so.

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

The Company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and priorities.

With a new Congress that took office in January 2021, Democrats have retained control of the U.S. House of Representatives and have gained control of the U.S. Senate. The unified Democratic control of the White House and both chambers of Congress will allow Democrats to control both the legislative and executive agendas. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance to impacted businesses. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Further, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, the Commodity Futures Trading Commission, the SEC and the Treasury Department. The heads of many of those agencies and departments have already changed or will change in 2021 pending Senate confirmation. In addition, the Board of Governors of the Federal Reserve and the FDIC Board of Directors may experience significant turnover within the next several years. These changes will likely impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

The incoming Administration also may seek to withdraw or modify certain recently-adopted regulations relevant to our business. Of note, promptly after taking office, President Biden issued an Executive Order instituting a freeze of certain recently-finalized and pending regulations to allow for review by incoming Administration officials. As a result of this Executive Order, recently-adopted regulations may be subject to further notice-and-comment rulemaking and, more broadly, agency rulemaking agendas may be disrupted. Future regulatory agendas and the impact of such on the Bank and the financial services industry generally cannot be predicted at this time.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. All institutions insured by the FDIC must publicly disclose their rating. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the CFPB, HUD and other regulators. Under the fair lending laws, we may be liable if our policies result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers and may also be subject to investigation by the DOJ. A successful challenge to our institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation.

Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The FRB and the OCC periodically examine our business operations, including our sales practices, supervisory procedures and internal controls, recordkeeping practices and financial position, to determine our compliance with applicable laws and regulations and to protect the solvency and safety and soundness of our organization. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk and liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include, among others, the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

The FRB or OCC may require us to commit capital resources to support Sterling Bank.

As a matter of policy, the FRB expects a unitary thrift holding company to act as a source of financial and managerial strength for a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the FRB’s policy on serving as a source of financial strength. Under the source of strength doctrine, the FRB may require a unitary thrift holding company to make capital injections into a troubled subsidiary bank and may charge the unitary thrift holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a unitary thrift’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. The requirement that we serve as a source of strength to our Bank may be exacerbated by OCC requirements to maintain certain capital requirements at the bank level and we may not be able to access the necessary funds to do so, which would further materially adversely affect our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our business, reputation and results of operations.

We have identified material weaknesses in the Company’s internal control over financial reporting related to our control environment, including contributing factors involving our organizational structure and reporting lines and the staffing of our internal control function, as well as our identification and assessment of risks in the Advantage Loan Program. Based on the material weaknesses, our management has determined that the Company has not maintained effective internal control over financial reporting as of December 31, 2020. See “Item 9A. Controls and Procedures” for a discussion of the Company’s internal control over financial reporting and the material weaknesses.

The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, reputation and results of operations. If we are unable to remediate the material weaknesses in a timely manner, our shareholders, customers, other business partners and regulators may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, state insurance laws and regulations and the covenants under our debt agreements. We are also exposed to lawsuits and investigations, and we could be exposed to additional legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Legal actions against us may result in payments including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable laws and regulations. We could incur significant costs in connection with any such actions.

In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, reputation and results of operations.

Risks Related to Competition

Strong competition within our market areas or with respect to our products and pricing may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide.In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer.Competition also makes it increasingly difficult and costly to attract and retain qualified employees.Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. As we expand into new market areas, we expect that competition for customers and relationships will be intense. As a result, our ability to successfully deploy our business strategy in these market areas may be difficult.

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

Our modest size makes it more difficult to compete with other financial institutions, which are generally larger and able to achieve economies of scale and can more easily afford to invest in the marketing and technologies needed to attract and retain customers and to offer better pricing for the type of products and services we provide. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

In addition, we believe that we have historically faced less competition for customers of our former Advantage Loan Program as compared to the competition we face in the market for QMs. Due to the permanent discontinuation of the Advantage Loan Program, we may face significant pricing pressure and may experience a negative effect on our net interest margin. Should competition over the type of loans we underwrite increase, our profitability could be materially and adversely affected.

We are a community bank, and our reputation is critical to the success of our business but may continue to be affected by negative publicity.

We are a community bank, and our reputation is one of the most valuable components of our business. Recent negative publicity regarding the Advantage Loan Program may cause substantial damage to our reputation in the communities we serve. Significant harm to our reputation can arise from various other sources, including officer, director or employee misconduct; actual or perceived unethical behavior; conflicts of interest; security breaches; litigation or regulatory outcomes; compensation practices; failing to deliver minimum or required standards of service and quality; failing to address customer and agency complaints; compliance failures; unauthorized release of personal, proprietary or confidential information due to cyber-attacks or otherwise; perception of our environmental, social and governance practices and disclosures; and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by institutions or individuals in the industry also can adversely affect our reputation indirectly, by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operation and financial condition.

We must keep pace with technological change to remain competitive and introduce new products and services.

Financial products and services have become increasingly technologically driven. Our ability to meet the needs of our customers competitively and introduce new products in a cost-efficient manner is dependent on the ability to keep pace with technological advances, to invest in new technology as it becomes available, and to obtain and maintain related essential personnel. Many of our competitors have already implemented critical technologies and have greater resources to invest in technology than we do and may be better equipped to market new technologically driven products and services. In addition, we may not have the same ability to rapidly respond to technological innovations as our competitors do. Furthermore, the introduction of new technologies and products by financial technology companies and financial technology platforms may adversely affect our ability to obtain new customers and successfully grow our business. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In July 2018, the OCC announced that it will begin accepting applications from financial technology companies to become special purpose national banks. Although the OCC’s authority to issue special purpose bank charters to nonbank financial technology companies continues to be subject to ongoing litigation, similar developments are likely to result in even greater competition within all areas of our operations. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Risks Related to Interest Rates

Future changes in interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our net income and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest earning assets and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, which makes up a majority of our income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.Additionally, an increase in interest rates may, among other things, reduce the demand for residential mortgage and other loans and our ability to originate loans and decrease loan repayment rates.A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs.This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce our net interest margin and create financial risk for financial institutions like ours.

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

A continuation of the current historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In prior years, the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. After steadily increasing the target federal funds rate in 2018 and 2017, the FRB in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, decreased the target federal funds rate by an additional 150 basis points to a range of 0.0% to 0.25% as of March 31, 2020. The FRB could make additional changes in interest rates during 2021 subject to economic conditions. If the FRB increases the target federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low, or relatively low, interest rate environment or increasing our cost of funds may adversely affect our net interest income, which would have a material adverse effect on our profitability.

Uncertainty relating to the LIBOR determination process and LIBOR discontinuance may adversely affect our results of operations.

LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.

We have not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to the Company and the industry.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee, or ARRC, selected the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR has been published by the Federal Reserve Bank of New York (the "FRBNY") since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral U.S. Treasury repurchase agreement transactions cleared through the delivery-versus-payment service offered by the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation.

The FRBNY currently publishes SOFR daily on its website at https://apps.newyorkfed.org/markets/autorates/sofr. The FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice.

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

The American Financial Exchange (“AFX”) has also created the American Interbank Offered Rate (“Ameribor”) as another potential replacement for LIBOR. Ameribor is calculated daily as the volume-weighted average interest rate of the overnight unsecured loans on AFX. Because of the difference in how it is constructed, Ameribor may diverge significantly from LIBOR in a range of situations and market conditions.

The market transition away from LIBOR to an alternative reference rate, including SOFR or Ameribor, is complex and could have a range of adverse effects on the Company’s business, financial condition, and results of operations. In particular, any such transition could:

●	adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Company's floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;
●	adversely affect the value of the Company's floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;
●	prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
●	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
●	require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits such as money market funds, we will lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. In addition, should secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our excess liquidity. Moreover, depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. In the event such restrictions on interest rates paid on deposits become applicable to us, we will likely need to reduce our interest rates paid on a large segment of our deposits, which could result in significant deposit withdrawals. In addition, as of December 31, 2020, approximately 24% of our total deposits are not FDIC-insured, and a significant portion of those deposits could be withdrawn in the event of volatile economic conditions. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

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

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We rely on external financing to fund our operations, and the failure to obtain such financing on favorable terms, or at all, in the future could materially and adversely impact our growth strategy and prospects.

We rely in part on advances from the FHLB, subordinated debt and brokered deposits to fund our operations. Although we consider such sources of funds adequate for our current needs, we may need to seek additional debt or equity capital in the future to restore capital that may be depleted due to losses related to adverse results from government investigations and ligations, adverse economic conditions due to COVID-19 and other risks identified herein, as well as to fund future growth. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require regulatory approval. In addition, we currently are required to obtain the prior approval of the FRB in order for the Company to issue any new debt. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain regulatory approval, our capital base, growth strategy and future prospects could be materially and adversely impacted.

If the market for the sale of our mortgage loans to the secondary market were to significantly contract, or if purchasers were to lose confidence in the quality of our loans, our net income would be negatively affected and our ability to manage our balance sheet would be materially and adversely affected.

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

The debt service obligations related to our subordinated notes will reduce the funds available for other business purposes, and the terms and covenants relating thereto, and to any future indebtedness, could adversely impact our financial performance and liquidity.

We have sold $65.0 million in aggregate principal amount of our 7.0% Fixed to Floating Subordinated Notes due April 15, 2026. Our subordinated notes bear interest at 7% per annum, payable semi-annually, through April 2021, after which they will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. As a result of our subordinated notes, we are currently, and to the extent we incur significant debt in the future, we will be, subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations, which may increase if the benchmark rate for any of our floating rate notes increases, and the inability to refinance existing indebtedness. See Note 9—Subordinated Notes, net to our consolidated financial statements for additional information regarding the economic terms of our subordinated notes.

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

Other Risks Related to Our Business

Our senior management has recently undergone a significant transition, and our future success depends on our ability to identify, attract and retain key employees and other qualified personnel.

The Company experienced significant executive transitions in late 2019 continuing through the first half of 2020. On October 17, 2019, the Company announced the retirement of its then-Chairman and Chief Executive Officer, Gary Judd, with such retirement to be effective November 30, 2019. On October 15, 2019, the board of directors appointed Thomas Lopp, the Company’s then-President, Chief Financial Officer and Chief Operating Officer, to assume the role of Chief Executive Officer and Chairman effective upon Mr. Judd’s retirement. The board of directors also appointed Stephen Huber as Chief Financial Officer, also effective November 30, 2019. On May 7, 2020, Mr. Lopp resigned from each of his positions with the Company and the board of directors appointed Mr. Huber as interim Chief Executive Officer. On May 29, 2020, Michael Montemayor was terminated from his positions as President of Commercial and Retail Banking and Chief Lending Officer. Effective June 3, 2020, the Company and the Bank appointed Thomas M. O’Brien as Chairman, President and Chief Executive Officer of the Company and the Bank, respectively. Mr. Huber continued in his role as Chief Financial Officer following the appointment of Mr. O’Brien. Christine Meredith was hired by the Bank in the role of Senior Vice President and Chief Risk Officer with a starting date of February 3, 2020. Since October 1, 2019, more than 150 officers and employees have been terminated or have resigned, including more than 45 loan officers, whether in connection with the Internal Review or otherwise.

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

Our ability to grow and compete, including to develop and deliver new products that meet the needs of our existing customers and attract new ones, is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Our ability to run our business in compliance with applicable laws and regulations is also dependent on that infrastructure. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events, and we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial records and other systems. Any shortcomings in our technology systems subjects us to risk of misconduct by our employees that may go undetected.

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

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory, compliance and reputational risks. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches.

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

Although we have implemented and intend to continue to implement and enhance security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful in deterring or mitigating the effects of every cyberthreat that we face. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect client transaction data, other customer data and employee data. Any successful cyber-attack or other information security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber-attack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Company’s business, financial condition or results of operations and damage its reputation.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by, or on behalf of, customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements are accurate. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our commercial clients. Our financial condition, results of operations, financial reporting and reputation could be materially adversely affected if we rely on materially misleading, false, inaccurate or fraudulent information.

We could be adversely affected by the soundness of other financial institutions and other third parties we rely on.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including banks, brokers and dealers, investment banks and other institutional entities. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit due.

Adherence to our internal policies and procedures by our employees is critical to our performance.

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

We and our borrowers in our California communities may be adversely affected by earthquakes or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our branches, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time in the San Francisco and/or Los Angeles, California areas. The disaster recovery and business continuity plan that we have in place currently is limited and is unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global community has increased its political and social awareness surrounding the issue and have entered into international agreements in an attempt to reduce global temperatures such as the Paris Agreement, which the United States re-joined as of February 19, 2021. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the Biden administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Adverse conditions internationally could adversely affect our customers and business.

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

Changes in the valuation of our securities portfolio could hurt our profits and reduce our shareholders’ equity.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or net income. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. In analyzing an equity issuer’s financial condition, management may consider industry analysts’ reports, financial performance and projected target prices of investment analysts. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to net income may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The value of our mortgage servicing rights can be volatile.

We sell in the secondary market residential real estate loans that we originate, which provides a meaningful portion of our non-interest income in the form of gains on the sale of mortgage loans. We also earn revenue from fees we receive for servicing mortgage loans. As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan—collect principal, interest, and escrow amounts—for a fee. We acquire mortgage servicing rights when we keep the servicing rights in connection with the sale of loans we have originated.

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

Our critical accounting policies and estimates, risk management processes and controls rely on analytical and forecasting techniques and models, management judgments and assumptions about matters that are uncertain and may not accurately predict future events.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with U.S. GAAP and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

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

Our internal controls, disclosure controls, processes and procedures and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Governance Matters

We have been a controlled company under the corporate governance rules for Nasdaq-listed companies, and we may elect to take full advantage of the controlled company exceptions, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we have qualified as a controlled company under the corporate governance rules for Nasdaq-listed companies since our initial public offering, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. Although we have recently received informal notice that due to a recent change in trustee for a number of the Seligman family trusts, effective as of August 19, 2020, we were no longer a controlled company, we are still eligible to take full advantage of these controlled company exceptions for one year following the loss of controlled company status. Currently, Sandra Seligman and Seth Meltzer, who are not independent directors, serve on our Nominating Committee. Although we do not intend to rely upon the controlled company exception to the board of directors and committee independence requirements under the rules of Nasdaq, except for our Nominating Committee, we could elect to do so during such transition period. In this regard, in light of our status as a controlled company, our board of directors could elect not to have a majority of our board of directors be independent or not to have a compensation committee. Accordingly, should the interests of our controlling shareholder differ from those of other shareholders, the other shareholders may not have the same protections afforded shareholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. We may take advantage of some or all the controlled company exceptions, and to the extent we do not, this determination could change in the future. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

The Seligman family, directly and through the family’s trusts, has influenced and has the ability to continue to influence Company operations and to control the outcome of matters submitted for shareholder approval and may have interests that differ from those of our other shareholders.

Scott J. Seligman and others of his family members were the original founders of the Bank, and Mr. Seligman has had a variety of senior roles and positions over the course of many years. Prior to 2000, he served as a member of the Bank’s board and as chief executive officer of the Bank. After 2000 and through December 31, 2019, he served as a consulting director to the board of the Bank and retained the title of vice president of the Company. In these roles, Mr. Seligman participated in the conduct of the affairs of the Bank and had a significant influence over the Bank’s operations. In addition, Mr. Seligman caused the Bank to engage in various transactions with other Seligman-controlled businesses. For example, the Bank has a sublease agreement with one such business, Seligman & Associates, for office space, and, until October 31, 2020, the Bank provided monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Mr. Seligman resigned from his positions as consulting director to the board of the Bank and as vice president of the Company effective December 31, 2019.

Certain trusts for the benefit of members of the Seligman family and administered by their trustees or other Seligman family members or their designees beneficially own approximately 70% of our common stock. The trustees of the trusts for the benefit of Scott J. Seligman have voting and dispositive power over approximately 48% of our common stock, effectively giving such trusts control over the outcome of the shareholder votes on most matters. The trustee of the trusts created by Sandra Seligman has voting and dispositive power over approximately 18% of our common stock. Prior to August 2020, Mr. Seligman and Ms. Seligman utilized the same trustee for their respective trusts. Should the Seligman family and their trusts vote as a block, they would have effective control over the outcome of the votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws and the approval of a sale of the Company and other significant corporate transactions, regardless of how other shareholders vote on these matters. Furthermore, the interests of the Seligman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

Certain provisions of our corporate governance documents and Michigan law could discourage, delay or prevent a merger or acquisition at a premium price.

Our second amended and restated articles of incorporation contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors. These include provisions that, among other things:

●	permit the board to issue up to 10 million shares of preferred stock, with any rights, preferences and privileges as they may determine (including the right to approve an acquisition or other change in control);
●	provide that the authorized number of directors may be fixed only by the board in accordance with our amended and restated bylaws;
●	do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares entitled to vote in any election of directors to elect all of the directors standing for election);
●	divide our board into three staggered classes;
●	provide that all vacancies and newly created directorships may be filled by the affirmative vote of at least 80% of directors then in office, even if less than a quorum;
●	prohibit removal of directors without cause;
●	prohibit shareholders from calling special meetings of shareholders;
●	require unanimous consent for shareholders to take action by written consent without approval of the action by our board;
●	provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing and also comply with specified requirements related to the form and content of a shareholder’s notice;
●	require at least 80% supermajority shareholder approval to alter, amend or repeal certain provisions of our second amended and restated articles of incorporation; and
●	require at least 80% supermajority shareholder approval in order for shareholders to adopt, amend or repeal our amended and restated bylaws.

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

In addition, the 2017 Omnibus Equity Incentive Plan and the 2020 Omnibus Equity Incentive Plan each provide that restricted stock awards become fully vested in the event of a change in control and permit the board of directors or a committee thereof to accelerate, vest or cause the restrictions to lapse with respect to other outstanding awards including stock options, in the event of, or immediately prior to, a change in control. Such vesting or acceleration could discourage the acquisition of our Company.

We could also become subject to certain anti-takeover provisions under Michigan law which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not an acquisition or merger is desired by or beneficial to our shareholders. If a corporation’s board of directors chooses to opt-in to certain provisions of Michigan Law, such corporation may not, in general, engage in a business combination with any beneficial owner, directly or indirectly, of 10% of the corporation’s outstanding voting shares unless the holder has held the shares for five years or more or, among other things, the board of directors has approved the business combination. Our board of directors has not elected to be subject to this provision, but could do so in the future. Any provision of our second amended and restated articles of incorporation or amended and restated bylaws or Michigan law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares, and could also affect the price that some investors are willing to pay for our common stock otherwise.

The exclusive forum provision in our second amended and restated articles of incorporation could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our second amended and restated articles of incorporation provides that the courts of the State of Michigan located in Oakland County and the U.S. District for the Eastern District of Michigan shall be the sole and exclusive forum for (i) any action or proceeding brought on our behalf, (ii) any derivative action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Michigan Business Corporation Act (as it may be amended from time to time), or (iv) any action asserting a claim against us governed by the State of Michigan’s internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and consented to the provisions of our second amended and restated articles of incorporation described above. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our second amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our ability to pay dividends is restricted by applicable law and regulations and the terms of our subordinated notes and depends on the success of both Sterling Bancorp, Inc. and the Bank.

Our ability to pay cash dividends is restricted by the terms of our subordinated notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the subordinated notes, as long as the subordinated notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized under applicable regulatory capital requirements. In addition, under Michigan law, Sterling Bancorp, Inc. is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

Sterling Bancorp, Inc. is a separate and distinct legal entity from the Bank that receives substantially all of its revenue through the Bank. Dividends from the Bank are the principal source of funds used by Sterling Bancorp, Inc. to pay cash dividends and interest on our subordinated notes. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations and contractual restrictions, at both Sterling Bancorp, Inc. and the Bank and on a consolidated basis, and any other factors that our board of directors may deem relevant, and we can provide no assurance that we will pay any dividends to our shareholders in the future. The Bank is currently required to obtain the prior approval of the OCC in order to pay dividends to the Company due to the existence of the OCC Agreement.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings, except as incorporated by reference below, that are considered other than routine legal proceedings. The Company believes that the ultimate dispositions or resolutions of its routine legal proceedings, in the aggregate, are immaterial to its financial position, results of operations and liquidity.

The information set forth under “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program—Pending government investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences that could adversely affect our financial condition and future operating results,” “—We are subject to a pending securities class action and legal proceedings that may adversely affect our business” and “—Failure to comply with the OCC Agreement regarding our BSA/AML compliance program and credit administration, or with BSA/AML laws and regulations generally, could have a material adverse effect on our business” is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SBT” since November 17, 2017. Prior to that date, there was no public trading market for our common stock.

On March 19, 2021, we had ten holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

Although as a private company, we had only recently paid dividends to our shareholders, we intend to consider conservative and appropriate dividend levels. Our dividend policy and practice may change at any time, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. In March 2020, in connection with the issues giving rise to the Internal Review, we announced the suspension of the payment of any dividends for at least the near term. Any future determination to pay dividends to holders of our common stock will depend on our future net income, capital requirements, restrictions imposed by our subordinated debt, funds needed to pay the interest cost on any debt, financial condition, future prospects, regulatory restrictions and any other factors that our board of directors may deem relevant. Refer to “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” for a discussion of our dividend payment restrictions.

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

In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program. For a discussion of the issues giving rise to the Internal Review, see “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program—The Internal Review results indicate numerous instances of misconduct by employees in connection with the origination of residential real estate loans in our Advantage Loan Program.”

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included herein. The selected consolidated financial data for 2017 and 2016, set forth below, has been retrospectively adjusted for a merger that occurred in April 2017 and was of an entity that was under common control for those prior periods presented. All share and per share amounts for 2016 have been retroactively adjusted, where applicable, to reflect a stock split that occurred on September 11, 2017.

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Selected Operating Data:
Interest income
Interest and fees on loans	$146,702	$168,955	$157,499	$122,789	$90,719
Interest and dividends on investment securities and restricted stock	3,618	4,976	3,679	1,890	1,180
Other interest	1,043	1,438	593	157	57
Total interest income	151,363	175,369	161,771	124,836	91,956
Interest expense
Interest on deposits	37,482	45,693	32,031	17,570	11,428
Interest on Federal Home Loan Bank borrowings	3,403	3,991	4,951	3,795	2,439
Interest on subordinated notes	4,713	4,701	4,689	4,070	1,978
Total interest expense	45,598	54,385	41,671	25,435	15,845
Net interest income	105,765	120,984	120,100	99,401	76,111
Provision (recovery) for loan losses	54,865	(133)	3,229	2,700	1,280
Net interest income after provision (recovery) for loan losses	50,900	121,117	116,871	96,701	74,831
Total non‑interest income	4,336	11,447	22,037	14,508	14,228
Total non‑interest expense	74,112	87,673	50,336	40,761	32,610
Income (loss) before income taxes	(18,876)	44,891	88,572	70,448	56,449
Income tax (benefit) expense	(5,909)	15,643	25,104	32,471	23,215
Net income (loss)	$(12,967)	$29,248	$63,468	$37,977	$33,234
Income (loss) per share, basic and diluted	$(0.26)	$0.57	$1.20	$0.82	$0.73
Weighted average common shares outstanding:
Basic	49,840,882	51,115,986	52,963,308	46,219,367	45,271,000
Diluted	49,840,882	51,127,879	52,965,567	46,219,367	45,271,000
Cash dividends paid per share	$0.01	$0.04	$0.04	$0.21	$0.19

	As of December 31,
	2020	2019	2018	2017	2016
Selected Balance Sheet Data:
Investment securities	$304,958	$152,544	$148,896	$126,848	$75,606
Loans, net of allowance for loan losses	2,434,356	2,891,530	2,895,953	2,594,357	1,982,439
Allowance for loan losses	72,387	21,730	21,850	18,457	14,822
Total assets	3,914,045	3,244,884	3,196,774	2,961,958	2,163,601
Noninterest‑bearing deposits	58,458	77,563	76,815	73,682	59,231
Interest‑bearing deposits	3,040,508	2,417,877	2,375,870	2,171,428	1,555,914
Federal Home Loan Bank borrowings	318,000	229,000	293,000	338,000	308,198
Subordinated notes, net	65,341	65,179	65,029	64,889	49,338
Total liabilities	3,594,454	2,912,270	2,861,717	2,688,660	2,001,329
Total shareholders’ equity	319,591	332,614	335,057	273,298	162,272

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets	(0.35)%	0.89%	2.04%	1.54%	1.73%
Return on average shareholders’ equity	(3.85)	8.41	20.66	20.25	22.06
Return on average tangible common equity(1)	(3.85)	8.41	20.71	20.37	22.29
Yield on earning assets	4.21	5.48	5.31	5.19	4.93
Cost of average interest‑bearing liabilities	1.45	1.96	1.56	1.18	0.94
Net interest rate spread	2.76	3.52	3.75	4.01	3.99
Net interest margin	2.94	3.78	3.94	4.13	4.08
Efficiency ratio(2)	67.31	66.20	35.41	35.78	36.10
Total average shareholders’ equity to total average assets	9.19	10.60	9.89	7.62	7.86
Dividend payout ratio	(3.85)	6.99	3.34	25.37	25.78
Regulatory and Other Capital Ratios—Consolidated:
Total adjusted capital to risk‑weighted assets	22.58%	21.49%	21.98%	20.28%	17.07%
Tier 1 (core) capital to risk‑weighted assets	17.68	17.04	17.45	15.53	12.22
Common Equity Tier 1 (CET 1)	17.68	17.04	17.45	15.53	12.22
Tier 1 (core) capital to adjusted tangible assets	8.08	10.11	10.42	9.83	7.74
Tangible common equity to tangible assets(1)	8.17	10.25	10.47	9.20	7.44
Regulatory and Other Capital Ratios—Bank:
Total capital to risk‑weighted assets	21.56	17.82	16.94	14.76	15.73
Tier 1 (core) capital to risk‑weighted assets	20.27	16.70	15.80	13.71	14.61
Common Equity Tier 1 (CET 1)	20.27	16.70	15.80	13.71	14.61
Tier 1 (core) capital to adjusted tangible assets	9.20	9.90	9.44	8.68	9.26
Credit Quality Data:(3)
Nonperforming loans(4)	$86,470	$14,782	$4,500	$783	$565
Nonperforming loans to total loans(4)	3.45%	0.51%	0.15%	0.03%	0.03%
Other troubled debt restructurings(5)	8,246	13,570	5,657	2,994	3,034
Nonaccrual loans held for sale	$19,375	$—	$—	$—	$—
Nonperforming assets(6)	$114,258	$28,352	$10,157	$3,777	$3,599
Nonperforming assets to total assets(6)	2.92%	0.87%	0.32%	0.13%	0.17%
Allowance for loan losses to total loans	2.89%	0.75%	0.75%	0.71%	0.74%
Allowance for loan losses to nonperforming loans(4)	84%	147%	486%	2,357%	2,623%
Net charge offs (recoveries) to average loans	0.15%	—%	(0.01)%	(0.04)%	(0.14)%
(1)	Return on average tangible common equity and the tangible common equity to tangible assets ratio are non-GAAP financial measures. See “Item 6. Selected Financial Data—Non-GAAP Financial Measures” for a reconciliation of these measures to their most comparable U.S. GAAP measure.
(2)	Efficiency ratio is computed as the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(3)	In addition to the exclusions and presentation conventions described in the other footnotes to this table, other troubled debt restructurings and nonperforming assets do not include COVID-19-related loan forbearances totaling $15.8 million that may be excluded from troubled debt restructurings under the CARES Act.
(4)	Nonperforming loans include nonaccrual loans (including troubled debt restructurings on nonaccrual status) and loans past due 90 days or more and still accruing interest but exclude nonaccrual loans held for sale.
(5)	Other troubled debt restructurings exclude those loans presented as nonaccrual or past due 90 days or more and still accruing interest.

(6)	Nonperforming assets include nonperforming loans, nonaccrual loans held for sale, other troubled debt restructurings and other loan collateral acquired through foreclosure or repossession.

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

Return on Average Tangible Common Equity

Management measures return on average tangible common equity to assess the Company’s capital strength and business performance and believes this information to be relevant to our shareholders. Average tangible common equity excludes the effect of intangible assets. This non-GAAP financial measure should not be considered a substitute for those comparable measures that are similarly titled that are determined in accordance with U.S. GAAP that may be used by other companies. The following table reconciles average shareholders’ equity on a U.S. GAAP basis to average tangible common equity to arrive at our return on average tangible common equity:

	As of and for the
	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Net income (loss)	$(12,967)	$29,248	$63,468	$37,977	$33,234
Average shareholders’ equity	336,978	347,849	307,202	187,541	150,666
Adjustment:
Customer‑related intangible	—	(243)	(693)	(1,125)	(1,575)
Average tangible common equity	$336,978	$347,606	$306,509	$186,416	$149,091
Return on average tangible common equity	(3.85)%	8.41%	20.71%	20.37%	22.29%

Tangible Common Equity to Tangible Assets Ratio

The tangible common equity to tangible assets ratio is a non-GAAP measure that is generally used by financial analysts, investment bankers, and institutional shareholders to evaluate capital adequacy; therefore, management believes this information is important to be included in this report. We calculate (i) tangible common equity as total shareholders’ equity less intangible assets and (ii) tangible assets as total assets less intangible assets. This non-GAAP financial measure should not be considered a substitute for those comparable measures similarly titled that are determined in accordance with U.S. GAAP that may be used by other companies. The following table reconciles total shareholders’ equity on a U.S. GAAP basis to tangible common equity and total assets on a U.S. GAAP basis to tangible assets to arrive at our tangible common equity to tangible assets ratio:

	As of and for the
	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Tangible common equity:
Total shareholders’ equity	$319,591	$332,614	$335,057	$273,298	$162,272
Adjustment:
Customer‑related intangible	—	—	(450)	(900)	(1,350)
Tangible common equity	$319,591	$332,614	$334,607	$272,398	$160,922
Tangible assets:
Total assets	$3,914,045	$3,244,884	$3,196,774	$2,961,958	$2,163,601
Adjustment
Customer‑related intangible	—	—	(450)	(900)	(1,350)
Tangible assets	$3,914,045	$3,244,884	$3,196,324	$2,961,058	$2,162,251
Tangible common equity to tangible assets ratio	8.17%	10.25%	10.47%	9.20%	7.44%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. Forward-looking statements in this Management’s Discussion and Analysis are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. See “Cautionary Note Regarding Forward-Looking Statements"above and “Item 1A. Risk Factors” for discussions of these risks and uncertainties. A comparative discussion of results of operations for the years ended December 31, 2019 and 2018 is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and is incorporated by reference herein.

Executive Summary

Internal Review, Investigations and Regulatory Matters Related to the Advantage Loan Program

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with the Internal Review. The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of the Special Committee, has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. The Internal Review has indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans. As a result, the Company permanently discontinued the Advantage Loan Program, and a significant number of officers and employees have been terminated or resigned, including the top loan producers within the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed below, and it is possible additional work will be required in connection with the Internal Review.

The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and is responding to a formal investigation recently initiated by the SEC that is related to the Advantage Loan Program. The Bank also continues to be subject to the OCC Agreement, which relates primarily to certain aspects of the Bank’s BSA/AML compliance program as well as its credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank.

The Company incurred significant legal, consulting and other third-party expenses in 2020 in connection with the Internal Review, the OCC and DOJ investigations, compliance with the OCC Agreement and defending litigation related to the Advantage Loan Program. For additional information regarding risks related to the Internal Review, the government investigations and the OCC Agreement, as well as other aspects of and consequences arising from the Advantage Loan Program, see the risk factors under “Item 1A. Risk Factors-Risks Related to the Advantage Loan Program.”

Impact of COVID-19

Economic Impact

The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to U.S. and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, in many states and localities the number of individuals diagnosed with

COVID-19 has increased significantly, causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and prompting the need for additional aid and other forms of relief. Moreover, although multiple COVID-19 vaccines have received regulatory approval and currently are being distributed to certain at-risk populations, it is too early to know how quickly these vaccines can be distributed to the broader population and how effective the vaccination of the broader population will be in mitigating the adverse social and economic effects of the pandemic. Further, variant strains of the COVID-19 virus have appeared, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic.

The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slowdown in economic activity and a related increase in unemployment. Since the outbreak of COVID-19 in the United States, more than 70 million people nationwide have filed claims for unemployment. Stock markets , trading prices of bank stocks in particular, significantly declined in value in the first half of 2020, though many bank stocks' trading prices have since recovered. As of February 2021, the national unemployment rate was 6.2%. Although an improvement from the 14.7% national unemployment rate observed in April 2020, the current rate of unemployment is substantially higher than the 3.6% national unemployment rate observed in January 2020 prior to the outbreak of COVID-19 in the United States.

The COVID-19 pandemic is rapidly evolving, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic. And while there have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, in efforts to counteract the significant economic disruptions resulting from the COVID-19 pandemic, there can be no assurance that these packages will be sufficient, or produce positive results quickly enough, to stimulate the economy, and additional governmental stimulus and related interventions may be needed. Accordingly, the Company will be operating under uncertain economic conditions for a lengthy period of time.

To help address the recent, significant disruptions in the functioning of the financial markets and increased economic and market uncertainty and volatility, the FOMC has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Throughout 2020, the FOMC continued to follow this approach as pandemic-related risks to the economy are likely to persist for the foreseeable future, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC’s maximum-employment and price-stability goals. In addition, in order to support the flow of credit to households and businesses, the FRB indicated that it would continue to increase its holdings of U.S. Treasury securities and agency residential and commercial mortgage-backed securities to sustain proper functioning of the financial markets. The reductions in interest rates, especially if prolonged, could adversely affect our net interest income, net interest spread and net interest margin.

Forbearance and Eviction Moratoria and Other Borrower Relief

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (for example, waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to work constructively with affected borrowers, and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic.

The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions in respect of federally backed residential real estate loans. In addition, the CARES Act established a forbearance program for multifamily mortgage loan borrowers with a federally backed multifamily mortgage loan whose payments were current as of February 1, 2020 but who have since experienced financial hardship as a result of COVID-19. Since the passage of the CARES Act, various federal agencies with responsibility over the programs that provide federal backing of residential and multifamily mortgage loans have modified and extended these forbearance and moratorium programs and so continue to affect our real estate lending business.

Additionally, temporary bans on evictions and foreclosures have been enacted through a mix of executive orders, regulations, and judicial orders in many states in which we do business or in which our borrowers and loan collateral are located. Certain such relief orders have since expired, although several states, including California, New York and New Jersey, have extended their temporary orders and may continue to do so indefinitely.

See "Item 1. Business-Supervision and Regulation-Government and Regulatory Responses to the COVID-19 Pandemic" for additional information regarding these regulatory and legislative actions.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers and employees that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. Our COVID-19 Hardship Forbearance Program provides a 120-day deferral of principal and interest payments for residential mortgages with extensions to qualified borrowers available for up to a maximum deferral period of twelve months. Interest will continue to accrue at the note rate. At the end of the forbearance period, the borrower's accrued but unpaid interest will be added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of their note, thus extending the loan's maturity date. The terms for commercial loan forbearances are reviewed and determined on a case-by-case basis. At December 31, 2020, pandemic-related forbearances totaled $15.8 million, or 0.6% of total loans, down significantly from a peak of $125.8 million at June 30, 2020. The remaining forbearances consist of $10.7 million residential real estate loans and $5.1 million commercial real estate loans. We continue to have active dialogue with customers on deferrals.

Other Effects on our Operations

The spread of COVID-19 has caused us to modify our business practices, including curtailing employee travel, changing employee work locations and cancelling physical participation in meetings, events and conferences. We have many employees working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

We continue to actively monitor developments related to COVID-19 and its impact on our business, customers, employees, counterparties, vendors, and service providers. During the year ended December 31, 2020, the most notable financial impacts to our results of operations was a higher provision for loan losses primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods because of the COVID-19 pandemic. Our customers are facing varying degree of financial stress, which is expected to continue into 2021, especially if COVID-19 infections increase and previously announced activity restrictions are reinforced. Our commercial real estate and construction loan portfolios have been and are likely to continue to be significantly impacted by the COVID-19 pandemic. We continue to monitor these loan portfolios closely.

The economic disruptions related to the COVID-19 pandemic have resulted in a significant increase in delinquencies and loans on nonaccrual status across our commercial real estate loan, construction loan and residential real estate loan portfolios as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. For example, as of December 31, 2020, our commercial real estate loan portfolio includes loans secured by SROs, hotels, retail properties and offices, totaling $110.9 million, representing 4.4% of total loans, including $67.6 million of loans secured by SROs and hotels. According to data from Cushman & Wakefield, the office vacancy rate in San Francisco rose 11 percentage points from the fourth quarter of 2019, to 16.7% in the fourth quarter of 2020, partially as a result of changes in work patterns caused by the COVID-19 pandemic. In addition, operating cash flows from tenants have decreased as a result of the COVID-19 pandemic, and decreased travel as a result of the COVID-19 pandemic has affected our SRO borrowers by reducing demand from tourists for travel accommodations in San Francisco. Our construction loan portfolio also includes similar substantial exposures. In addition, the elevated unemployment rate will continue to have a significant adverse impact on the ability of our residential real estate borrowers to repay their loans.

After several years in which total charge offs were less than $200 thousand per year, total charge offs for the year ended December 31, 2020 were $4.3 million. Similarly, total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, increased $71.7 million, or 485%, from $14.8 million at December 31, 2019 to $86.5 million at December 31, 2020.

During this volatile time, we remain focused on our capital and liquidity. Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes with a Common Equity Tier 1 ratio for the Company of 17.68% and a ratio of Tier 1 Capital to adjusted tangible assets of 8.08%. We have significantly increased the liquidity in our balance sheet over the past twelve months, with cash and due from banks as of December 31, 2020 totaling $998.5 million. See “Liquidity and Capital Resources.”

The duration and severity of the effect of COVID-19 on economic, market and business conditions remain uncertain. We are subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, which may have an adverse effect on our business, financial condition and results of operations. For further discussion regarding risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors-Risks Related to the COVID-19 Pandemic.”

Overview of 2020 Performance

Our historical lending strategy has been to offer a range of loan products to the residential and commercial markets. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 81% of our loan portfolio as of December 31, 2020. The balance of our loan portfolio consists of commercial real estate, construction, and commercial lines of credit.

While we continued to originate residential real estate loans in 2020, primarily conforming loans, for portfolio or for sale to the secondary market, we did not originate loans under the former Advantage Loan Program. Our focus for 2020, which will continue for 2021, was to continue to work hard to resolve our outstanding compliance issues and re-establish strong credit metrics for new lending initiatives. Going forward, we plan to focus on the diversification of our overall loan production and develop new residential loan products. However, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. In addition, in 2020 we explored exiting unproductive or ancillary businesses and aggressively resolving problem loans. For example, the Company closed the sale of substantially all of the assets of Quantum Capital Management, its registered investment advisory business, on December 21, 2020, and placed $19.4 million of nonperforming loans into held for sale as of year- end. We also pursued a strategy of aggressively increasing our liquidity to prepare for potential Advantage Loan Program repurchase requests, which we have solicited from loan investors, and to compensate for the Bank's reduced borrowing capacity from the FHLB as a result of a reduction in collateral pledged, as well as to prepare for additional uncertainties related to our ongoing examinations and investigations.

As of December 31, 2020, the Company had total consolidated assets of $3.91 billion, which reflected an increase of $669.2 million, or 21%, from $3.24 billion as of December 31, 2019, total consolidated deposits of $3.10 billion, which reflected an increase of $603.5 million, or 24%, from December 31, 2019, and total consolidated shareholders’ equity of $319.6 million, compared to $332.6 million as of December 31, 2019. Cash and due from banks increased to $998.5 million at December 31, 2020 from $77.8 million at December 31, 2019. This increase was primarily attributable to a net increase in total consolidated deposits to $3.10 billion at December 31, 2020, from $2.50 billion at December 31, 2019, reflecting a strategic decision to build liquidity in light of the volatile economic conditions of 2020 and the legal and regulatory risks we are managing. The increase in cash and due from banks also reflects increased cash flows provided by a $406.5 million decrease in our total loans, from $2.91 billion at December 31, 2019 to $2.51 billion at December 31, 2020, driven by repayment of outstanding loans and the permanent discontinuation of our Advantage Loan Program, which was not replaced by an alternative loan product with comparable origination volume in 2020. These increases were offset, in part, by our investment of a portion of our excess cash in investment securities, which increased $152.4 million, or 100%, from $152.5 million at December 31, 2019 to $305.0 million at December 31, 2020. The resulting excess liquidity was retained consistent with our strategy to aggressively increase our liquidity during the year.

Our net income (loss) decreased $42.2 million, or 144%, from net income of $29.2 million for the year ended December 31, 2019 to net loss of $(13.0) million for the year ended December 31, 2020, primarily driven by a $54.9 million provision for loan losses. Our provision for loan losses for the year ended December 31, 2020 is mainly due to the economic impact of the COVID-19 pandemic and risk-rating downgrades of certain residential, commercial real estate and construction loans. Other significant factors that contributed to the decrease in our net income (loss) include a significant increase in professional fees related to our efforts to achieve compliance with the OCC Agreement, our ongoing enhancements to our regulatory compliance framework (including our internal controls over financial reporting), government investigations, litigation and the audit of our financial statements for fiscal year 2019. In addition, our decrease in net income (loss) also reflects a decrease in net interest income. These factors were partially offset by a net recovery for contingent losses of $10.0 million that reflects, in part, the agreement in principle to settle our class action lawsuit in the fourth quarter of the year ended December 31, 2020, compared to a $25.0 million provision for contingent losses in the year ended December 2019, and an income tax benefit because of decreased pre-tax income. Our net interest margin decreased from 3.78% for the prior year to 2.94% for the year ended December 31, 2020, reflecting the prevailing lower interest rate environment in which we were originating new portfolio loans and the reinvestment of substantial loan payments and increased cash from deposit growth into lower-yielding interest-earning assets.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when a loan is considered partially or fully uncollectible, or has such little value that continuance as an asset is not warranted. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations , estimated collateral values, economic conditions and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over the most recent three-year period. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in portfolio volume; effects of any changes in underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Commercial real estate loans, construction loans and commercial lines of credit that are classified loans, including all nonaccrual loans and troubled debt restructurings, are individually evaluated for impairment. See “—Nonperforming Assets—Classified Loans” for a discussion of our classified loans. These evaluations are based upon a quarterly systematic review utilizing, among other components, our internal risk rating system, similar to those employed by banking regulators. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of homogeneous loans, including residential real estate loans with an aggregate principal balance representing the vast majority of our loan portfolio, are collectively evaluated for impairment and, accordingly, are not separately identified for impairment disclosures. Loans with aggregate principal balances representing 97% and 99% of our loan portfolio were collectively evaluated for impairment as of December 31, 2020 and 2019, respectively.

Loans that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered a collateral-dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Bank determines the amount of the allowance for loan losses in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating. The classes in the residential real estate portfolio segment consist of residential first mortgages and residential second mortgages.

Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes identified by the Company in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/SROs, industrial and other.

The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history.

The commercial lines of credit portfolio is comprised of loans to businesses such as sole proprietorships, partnerships, limited liability companies and corporations for the daily operating needs of the business. The risk characteristics of these loans vary based on the borrowers’ business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured. The segmentation classes in the commercial lines of credit portfolio consist of private banking loans and commercial & industrial lending.

See Note 2—Summary of Significant Accounting Policies—Allowance for Loan Losses to our consolidated financial statements for further information on how we recognize and measure our allowance for loan losses.

Fair Value of Financial Instruments

Fair value is defined as the exit price, the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

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

Significant judgment is also required to determine whether certain assets measured at fair value are classified as Level 2 or Level 3 of the fair value hierarchy. When making this judgment, we consider available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. The classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

See Note 15-Fair Value of Financial Instruments to our consolidated financial statements for more information on our use of fair value estimates.

Valuation of Mortgage Servicing Rights

Mortgage servicing rights are recognized separately when residential real estate loans are sold with servicing rights retained by the Bank. Mortgage servicing rights are initially recorded at fair value, which is determined based on an internal valuation model that calculates the present value of estimated future net servicing income based on an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs and default rates. Mortgage servicing rights are subsequently measured using the amortization method which requires mortgage servicing rights to be amortized into non-interest income in the consolidated statements of income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the mortgage servicing rights as compared to their carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the mortgage servicing rights is carried at fair value. Impairment is recognized through an addition to a valuation allowance for an individual grouping. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income.

At December 31, 2020, our mortgage servicing rights had a carrying value of $5.7 million, which is net of a valuation allowance of $2.2 million. The estimated fair value of our mortgage servicing rights was $5.8 million based on expected future cash flows considering a weighted average discount rate of 11.2%, a weighted average constant prepayment rate on mortgages of 22.7% and a weighted average life of 3.6 years. At December 31, 2019, our mortgage servicing rights had a carrying value of $9.8 million, which is net of a valuation allowance of $1.1 million. The estimated fair value of our mortgage servicing rights was $10.3 million based on expected future cash flows considering a weighted average discount rate of 11.5%, a weighted average constant prepayment rate on mortgages of 20.2% and a weighted average life of 4.3 years.

The fair value of mortgage servicing rights is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our mortgage servicing rights. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of mortgage servicing rights.

As interest rates rise, mortgage loan prepayments slowdown, which results in an increase in the fair value of mortgage servicing rights. Thus, any measurement of the fair value of our mortgage servicing rights is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Mortgage Repurchase Liability

In connection with portfolio loans sold in the secondary market, we make customary representations and warranties about certain characteristics of each loan. We establish a liability which may result from breaches in such representations and warranties. The repurchase liability reflects management’s estimate of such losses based on a combination of factors. Our estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as expectations of future repurchase demands, economic factors, and findings from the Internal Review. The actual losses on repurchases could vary significantly from the recorded repurchase liability, depending on the outcome of various factors.

See Note 2—Summary of Significant Accounting Policies—Mortgage Repurchase Liability to our consolidated financial statements for further information on how we recognize and measure our mortgage repurchase liability.

Legal Contingencies and Litigation Accruals

We are involved in several material legal proceedings, as described in more detail in Note 19-Commitments and Contingencies to our consolidated financial statements. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent that may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our net income will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Financial Condition

As of December 31, 2020, the Company had total consolidated assets of $3.91 billion, which reflected an increase of $669.2 million, or 21%, from $3.24 billion as of December 31, 2019, total consolidated deposits of $3.10 billion, which reflected an increase of $603.5 million, or 24%, from December 31, 2019, and total consolidated shareholders’ equity of $319.6 million, compared to $332.6 million as of December 31, 2019. Cash and due from banks increased to $998.5 million at December 31, 2020 from $77.8 million at December 31, 2019. Total loans, net of allowance for loan losses, decreased $457.2 million, or 15.8%, to $2.43 billion at December 31, 2020, as compared to $2.89 billion at December 31, 2019. The investment securities portfolio increased $152.4 million, or 100%, to $305.0 million at December 31, 2020 from $152.5 million at December 31, 2019. Borrowings, excluding subordinated notes, increased $89.0 million, or 39%, to $318.0 million at December 31, 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$2,033,526	81%	$2,476,866	85%	$2,452,441	84%
Commercial real estate	259,958	11%	240,081	8%	250,955	9%
Construction	206,581	8%	178,376	6%	176,605	6%
Total real estate	2,500,065	100%	2,895,323	99%	2,880,001	99%
Commercial lines of credit	6,671	—%	17,903	1%	37,776	1%
Other consumer	7	—%	34	—%	26	—%
Total loans	2,506,743	100%	2,913,260	100%	2,917,803	100%
Allowance for loan losses	(72,387)		(21,730)		(21,850)
Loans, net	$2,434,356		$2,891,530		$2,895,953

	At December 31,
	2017		2016
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$2,132,641	82%	$1,613,766	81%
Commercial real estate	247,076	9%	200,754	10%
Construction	192,319	7%	145,965	7%
Total real estate	2,572,036	98%	1,960,485	98%
Commercial lines of credit	40,749	2%	36,713	2%
Other consumer	29	—%	63	—%
Total loans	2,612,814	100%	1,997,261	100%
Allowance for loan losses	(18,457)		(14,822)
Loans, net	$2,594,357		$1,982,439

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth the contractual maturities of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Residential	Commercial		Commercial	Other
December 31, 2020	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$33	$14,542	$182,055	$6,139	$7	$202,776
More than one through five years	253	60,430	24,526	408	—	85,617
More than five through ten years	18,585	184,986	—	124	—	203,695
More than ten through 20 years	20,646	—	—	—	—	20,646
More than 20 years	1,994,009	—	—	—	—	1,994,009
Total	$2,033,526	$259,958	$206,581	$6,671	$7	$2,506,743

The following table sets forth fixed and adjustable-rate loans in our loan portfolio at December 31, 2020 that are contractually due after December 31, 2021:

	Due After December 31, 2021
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$31,418	$2,002,075	$2,033,493
Commercial real estate	54,835	190,581	245,416
Construction	—	24,526	24,526
Commercial lines of credit	165	367	532
Other consumer	—	—	—
Total	$86,418	$2,217,549	$2,303,967

The table set forth below contains the repricing dates of the adjustable- rate loans included within our loan portfolio at December 31, 2020:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$357,577	$24,202	$206,581	$6,492	$—	$594,852
More than 6 months through 12 months	533,660	6,840	—	—	—	540,500
More than 12 months through 24 months	476,781	45,685	—	—	—	522,466
More than 24 months through 36 months	193,958	38,917	—	—	—	232,875
More than 36 months through 60 months	379,954	77,271	—	—	—	457,225
More than 60 months	60,171	—	—	—	—	60,171
Fixed to Maturity	31,425	67,043	—	179	7	98,654
Total	$2,033,526	$259,958	$206,581	$6,671	$7	$2,506,743

At December 31, 2020, $390.0 million, or 16%, of our adjustable interest rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due or more and still accruing interest, troubled debt restructurings, nonaccrual loans held for sale and other loan collateral acquired through foreclosures and repossessions. At December 31, 2020 and 2019, we had $46 thousand and $50 thousand, respectively, of accruing loans that were past due 90 or more days. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. However, not all troubled debt restructurings are placed on nonaccrual status. At December 31, 2020 and 2019, we had troubled debt restructurings totaling $28.3 million and $13.7 million, respectively. Troubled debt restructurings on nonaccrual status at such dates totaled $20.1 million and $138 thousand, respectively, and are included in the nonaccrual loan categories in the following table. See Note 4—Loans—Troubled Debt Restructurings to our consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated. In addition to the exclusions and presentation conventions described in the footnotes to the table, the categories of nonperforming assets in the following table do not include COVID-19-related loan forbearances that may be excluded from troubled debt restructurings under the CARES Act.

	At December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$20,729	$14,692	$4,360	$573	$272
Commercial real estate	19,965	40	60	79	138
Construction	41,873	—	—	—	—
Commercial lines of credit	3,857	—	—	—	—
Other consumer	—	—	—	—	—
Total nonaccrual loans(2)	86,424	14,732	4,420	652	410
Other real estate owned	167	—	—	—	—
Loans past due 90 days or more and still accruing interest	46	50	80	131	155
Other troubled debt restructurings(3)	8,246	13,570	5,657	2,994	3,034
Nonaccrual loans held for sale(4)	19,375	—	—	—	—
Total nonperforming assets	$114,258	$28,352	$10,157	$3,777	$3,599

Total loans	$2,506,743	$2,913,260	$2,917,803	$2,612,814	$1,997,261
Total assets	$3,914,045	$3,244,884	$3,196,774	$2,961,958	$2,163,601
Total nonaccrual loans to total loans(2)	3.45%	0.51%	0.15%	0.02%	0.02%
Total nonperforming assets to total assets	2.92%	0.87%	0.32%	0.13%	0.17%

(1)	Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(3)	Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.
(4)	Nonaccrual loans held for sale were residential real estate loans as of December 31, 2020.

As of December 31, 2020, nonperforming assets totaled $114.3 million, reflecting an increase of $85.9 million, from a balance of $28.4 million as of December 31, 2019. This increase is attributable primarily to nonaccrual loans, which totaled $86.4 million as of December 31, 2020, reflecting an increase of $71.7 million, from a balance of $14.7 million as of December 31, 2019. Residential real estate loans comprised 24% of total nonaccrual loans as of December 31, 2020 compared to nearly 100% as of

December 31, 2019. Commercial real estate and construction loans collectively comprised 72% of total nonaccrual loans as of December 31, 2020 compared to nearly 0% as of December 31, 2019.

The increase in nonaccrual loans is attributable primarily to construction loans, of which loans totaling $41.9 million were placed on nonaccrual status in 2020. Most of these projects have experienced significant construction delays, in many instances due to delays in obtaining necessary permits. The increase in nonaccrual loans was also attributable to commercial real estate loans, of which $19.9 million of loans, nearly all related to SRO properties, were placed on nonaccrual status in 2020. Many of these commercial real estate loans were impacted by increased SRO vacancy and exhaustion of available liquidity.

In addition, the increase in nonperforming assets was partially attributable to nonaccrual residential real estate loans and nonaccrual residential real estate loans held for sale, which collectively increased $25.4 million from $14.7 million as of December 31, 2019 to $40.1 million as of December 31, 2020. This increase was primarily due to the impact of the COVID-19 pandemic on the economy and on our residential real estate borrowers.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated in the state of California, specifically in the San Francisco and Los Angeles areas. Loans related to the California market comprise 87% of total loans and 96% of total nonaccrual loans as of December 31, 2020 compared to 89% of total loans and 81% of total nonaccrual loans as of December 31, 2019.

As of December 31, 2020, the average loan size was approximately $483 thousand for our 43 nonaccrual residential real estate loans and approximately $2.7 million for our 24 other nonaccrual loans. Of the nonaccrual loans as of December 31, 2020, the four largest had an aggregate net balance of approximately $26.5 million, or 31% of the total aggregate net balance of nonaccrual loans, and were secured by SRO properties in San Francisco, California. The two largest nonaccrual loans at December 31, 2020 were a $9.5 million commercial real estate loan with no related allowance for loan loss recorded and secured by an 89-unit SRO property with four ground-floor commercial units, and a $6.9 million construction loan with a $1.9 million related allowance for loan loss recorded and secured by a 19-unit SRO property that is being expanded into a 28-unit SRO property but for which construction has been delayed. The next two largest nonaccrual loans as of December 31, 2020 were construction loans that had net balances of $5.7 million and $5.4 million, respectively, with no related allowance for loan loss recorded and are secured by SRO properties that have ground-floor commercial space and are under renovation.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the years ended December 31, 2020 and 2019 if interest on all such loans had been recorded based upon original contract terms was approximately $2.3 million and $281 thousand, respectively.

COVID-19-Related Forbearances. Under the CARES Act, COVID-19-related loan forbearances may be excluded from treatment as a troubled debt restructuring if such forbearance meets certain criteria. Further, in response to the COVID-19 pandemic, we have offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The principal balance of loans modified due to the economic effects of the COVID-19 pandemic and still in forbearance has continued to decline from the June 30 high and from September 30 levels. We continue to work together with our borrowers as circumstances may permit. Total loans in forbearance as of December 31, 2020 were $15.8 million, or 0.63%, of total loans held for investment. The following table sets forth such loans in forbearance at each quarter-end during 2020.

	December 31,	September 30,	June 30,	March 31,
Forbearance Composition	2020	2020	2020	2020
Residential real estate	$10,729	$35,740	$118,793	$70,288
Commercial real estate	5,056	18,674	7,029	—
Total loans in forbearance	$15,785	$54,414	$125,822	$70,288
Loans in forbearance to total loans held for investment	0.63%	2.03%	4.55%	2.47%

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, by type and amount at the dates indicated.

	At December 31, 2020			At December 31, 2019			At December 31, 2018
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$38,181	$14,658	$20,775	$36,209	$5,407	$14,742	$3,487	$1,552	$4,440
Commercial real estate	4,845	—	19,965	5,605	—	40	—	—	60
Construction	8,593	2,514	41,873	15,008	—	—	1,971	—	—
Commercial lines of credit	—	—	3,857	1,249	—	—	176	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total delinquent loans	$51,619	$17,172	$86,470	$58,071	$5,407	$14,782	$5,634	$1,552	$4,500

	At December 31, 2017			At December 31, 2016
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$9,009	$392	$704	$416	$398	$427
Commercial real estate	—	—	79	—	—	138
Construction	—	—	—	—	—	—
Commercial lines of credit	—	—	—	—	227	—
Other consumer	—	—	—	—	—	—
Total delinquent loans	$9,009	$392	$783	$416	$625	$565

Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, increased $71.7 million, or 485%, from $14.8 million at December 31, 2019 to $86.5 million at December 31, 2020. This increase was primarily attributable to our commercial real estate loan portfolio, which had six loans, totaling $20.0 million, 90 days or more past due at December 31, 2020, compared to one loan, totaling $40 thousand, 90 days or more past due at December 31, 2019, and our construction loan portfolio, which had 15 loans, totaling $41.9 million, 90 days or more past due at December 31, 2020, compared to no loans 90 days or more past due at December 31, 2019. Commercial real estate and construction loans collectively represented 72% and nearly 0% of total loans 90 days or more past due at December 31, 2020 and 2019, respectively. In addition, this increase in loans 90 days or more past due was partially attributable to our residential real estate loan portfolio, which had 45 loans, totaling $20.8 million, 90 days or more past due at December 31, 2020, compared to 22 loans, totaling $14.8 million, 90 days or more past due at December 31, 2019.

Classified Loans. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The four risk categories utilized are Pass, Special Mention, Substandard and Doubtful. Loans in the Pass category are considered to be of satisfactory quality, while the remaining three categories indicate varying levels of credit risk. See Note 4-Loans-Credit Quality to our consolidated financial statements for additional information about our risk categories.

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	At December 31,
	2020	2019	2018

	(In thousands)
Special Mention	$59,668	$44,247	$8,733
Substandard	131,469	46,875	21,071
Doubtful	7,014	455	220
Total	$198,151	$91,577	$30,024

Total Special Mention, Substandard and Doubtful loans were $198.2 million, or 7.90% of total loans, at December 31, 2020, compared to $91.6 million, or 3.14% of total loans, at December 31, 2019, and the balance of each of the three categories increased from December 31, 2019 to December 31, 2020. The $15.4 million increase in Special Mention loans was primarily attributable to the risk rating of eighteen commercial real estate loans totaling $37.5 million, and nine construction loans totaling $25.9 million, being downgraded. These downgrades were partially offset by net principal payments of $20.5 million, including $19.2 million of loans paid in full. In addition, six loans totaling $29.7 million were further downgraded to Substandard. The $84.6 million increase in Substandard loans was primarily due to the downgrade of 60 residential real estate loans totaling $36.1 million, eight construction loans totaling $25.0 million and 12 commercial real estate loans totaling $40.4 million, in addition to the further downgrades previously discussed. These downgrades were offset, in part, by the reclassification of $19.4 million of residential real estate loans as held-for-sale, principal payments of $22.7 million, including $20.9 million of loans paid in full, and the further downgrade to doubtful of one construction loan totaling $6.9 million.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. See Note 4—Loans to our consolidated financial statements for tables presenting additional data regarding the allowance for loan losses and impaired loans.

At December 31, 2020, 2019 and 2018, we had 31, 12 and 13 impaired loans with recorded investments of $74.0 million, $19.8 million and $11.8 million, respectively. Total impaired loans increased $54.2 million, or 274%, from December 31, 2019 to December 31, 2020, primarily due to a $31.8 million increase in total impaired construction loans, a $19.9 million increase in total impaired commercial real estate loans secured by SROs and hotels and a $2.6 million increase in total impaired commercial lines of credit. Impaired construction loans as a percentage of total impaired loans decreased from 86% as of December 31, 2019 to 66% as of December 31, 2020, while impaired commercial real estate loans secured by SROs and hotels as a percentage of total impaired loans increased from 0% as of December 31, 2019 to 30% as of December 31, 2020. As of December 31, 2020, $58.4 million, or 79%, of total impaired loans did not have any related allowance for loan losses recorded. Of total impaired loans with no related allowance for loan losses recorded as of December 31, 2020, $42.0 million, or 72%, comprised 16 construction loans, of which 10 loans, representing $25.0 million, were for residential construction, 5 loans, representing $15.1 million, were for commercial construction and one loan, representing $1.8 million, was secured by commercial land.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions, loss experience and an overall evaluation of the quality of the underlying collateral. Please see “—Critical Accounting Policies and Estimates—Allowance for Loan Losses” for additional discussion of our allowance for loan losses policy.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$21,730	$21,850	$18,457	$14,822	$10,984
Charge offs:
Residential real estate	(3,594)	—	(4)	(19)	(24)
Commercial real estate	—	—	—	—	—
Construction	(707)	—	—	—	—
Commercial lines of credit	—	(176)	—	—	—
Other consumer	—	—	—	—	—
Total charge offs	(4,301)	(176)	(4)	(19)	(24)
Recoveries:
Residential real estate	$20	$21	$18	$261	$117
Commercial real estate	65	161	135	569	2,153
Construction	7	7	15	107	310
Commercial lines of credit	—	—	—	—	—
Other consumer	1	—	—	17	2
Total recoveries	93	189	168	954	2,582
Net (charge offs) recoveries	(4,208)	13	164	935	2,558
Provision (recovery) for loan losses	54,865	(133)	3,229	2,700	1,280
Allowance for loan losses at end of period	$72,387	$21,730	$21,850	$18,457	$14,822
Nonperforming loans and troubled debt restructurings at end of period	$94,716	$28,352	$10,157	$3,777	$3,599
Total loans at end of period	$2,506,743	$2,913,260	$2,917,803	$2,612,814	$1,997,261
Average loans during period	$2,756,916	$2,961,472	$2,861,847	$2,276,282	$1,783,234
Allowance for loan losses to nonperforming loans and troubled debt restructurings at end of period	76%	77%	215%	489%	412%
Allowance for loan losses to total loans at end of period	2.89%	0.75%	0.75%	0.71%	0.74%
Net charge offs (recoveries) to average loans outstanding during the period	0.15%	—%	(0.01)%	(0.04)%	(0.14)%

Our total allowance for loan losses increased by $50.7 million, or 233%, to $72.4 million during the year ended December 31, 2020, from $21.7 million at December 31, 2019, primarily due to the $54.9 million provision for loan losses that we recorded during the year ended December 31, 2020. See “—Results of Operations—Provision (Recovery) for Loan Losses” for additional information about our provision for loan losses.

The following tables set forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At December 31,
	2020		2019		2018
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to
	for Loan	Total	for Loan	Total	for Loan	Total
	Losses	Loans	Losses	Loans	Losses	Loans

	(Dollars in thousands)
Residential real estate	$32,366	81%	$12,336	85%	$13,826	84%
Commercial real estate	21,942	10%	5,243	8%	2,573	9%
Construction	17,988	8%	3,822	6%	3,273	6%
Commercial lines of credit	91	1%	328	1%	1,058	1%
Other consumer	—	—%	1	—%	1	—%
Unallocated	—	N/A	—	N/A	1,119	N/A
Total	$72,387	100%	$21,730	100%	$21,850	100%

	At December 31,
	2017		2016
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$12,279	82%	$11,863	81%
Commercial real estate	2,040	9%	915	10%
Construction	2,218	7%	679	7%
Commercial lines of credit	469	2%	373	2%
Other consumer	1	—%	2	—%
Unallocated	1,450	N/A	990	N/A
Total	$18,457	100%	$14,822	100%

The allowance for loan losses as a percentage of loans was 2.89%, 0.75% and 0.75% as of December 31, 2020, 2019 and 2018, respectively. The increase in the total allowance for loan losses to $72.4 million at December 31, 2020 was primarily due to the $54.9 million provision for loan losses that we recorded during the year ended December 31, 2020, which was partially offset by net charge offs of $4.2 million during the same period. Our provision for loan losses was attributable in part to certain qualitative components within our allowance for loan losses methodology that took on increased significance as a result of the economic impact of the COVID-19 pandemic. These qualitative components include increased unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment. The increase in the allowance for loan losses also reflects an increased allocation of the allowance for loan losses for Special Mention, Substandard and Doubtful loans related to the $106.6 million increase in such loans during the year ended December 31, 2020. Continued declines or stagnation in these or related economic and real estate risk factors would likely to continue to affect our asset quality.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in determining the allowance for loan losses. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities portfolio at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury & Agency securities	$138,742	$138,997	$122,634	$122,803	$142,905	$142,858
Mortgage‑backed securities	33,743	33,814	23,028	23,104	—	—
Collateralized mortgage obligations	126,359	126,596	1,138	1,183	1,554	1,600
Collateralized debt obligations	214	187	216	199	308	297
Total	$299,058	$299,594	$147,016	$147,289	$144,767	$144,755

We increased the size of our available-for-sale debt securities portfolio (on an amortized-cost basis) $152.0 million, or 103%, from December 31, 2019 to December 31, 2020, to productively utilize a portion of our excess cash flows keeping in mind our on-hand liquidity target levels. Most of this increase was attributable to increased holdings of collateralized mortgage obligations, from $1.1 million at December 31, 2019 to $126.4 million at December 31, 2020. A majority of the collateralized mortgage obligations that we purchased during 2020 were issued and guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Freddie Mac or Fannie Mae).

At December 31, 2020 and 2019, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders’ equity.

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment, we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized through income as impairment. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which must be recognized in the consolidated statements of operations and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other-than-temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate debt securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2020, gross unrealized losses on debt securities totaled $419 thousand. We do not consider the debt securities to be other-than-temporarily impaired at December 31, 2020, since (i) the decline in fair value of the debt securities is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2020 and 2019, equity securities totaled $5.4 million and $5.3 million, respectively.

Portfolio Maturities and Yields. The composition and maturity distribution schedule, with corresponding weighted-average yields, of the available-for-sale debt securities portfolio at December 31, 2020, are summarized in the following table. Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2020
			More Than		More Than
			One Year		Five Years
	One Year or		Through		Through		More Than
	Less		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Treasury & Agency securities	$64,974	1.09%	$73,768	0.18%	$—	—	$—	—	$138,742	0.61%
Mortgage‑backed securities	—	—	—	—	—	—	33,743	0.79%	33,743	0.79%
Collateralized mortgage obligations	—	—	—	—	309	1.96%	126,050	0.16%	126,359	0.16%
Collateralized debt obligations	—	—	—	—	—	—	214	2.46%	214	2.46%
Total debt securities available for sale	$64,974	1.09%	$73,768	0.18%	$309	1.96%	$160,007	0.29%	$299,058	0.44%

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $3.10 billion as of December 31, 2020, an increase of $603.5 million, or 24%, compared to $2.50 billion at December 31, 2019, reflecting our strategic decision to build liquidity in 2020. The increase was primarily attributable to a $492.4 million increase in time deposits and a $130.2 million increase in money market, savings and NOW accounts. Noninterest-bearing demand deposits decreased by $19.1 million from December 31, 2019 to December 31, 2020. Brokered deposits totaled $42.8 million at December 31, 2020, compared to $25.0 million at December 31, 2019. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.62 billion at December 31, 2020, or 85% of total deposits at that date, down from 89% of total deposits at December 31, 2019.

The following tables set forth the distribution of average deposits by account type at the dates indicated.

	Year Ended December 31,
	2020			2019			2018
	Average	Percent of	Average	Average	Percent of	Average	Average	Percent of	Average
	Balance	Total Deposits	Rate	Balance	Total Deposits	Rate	Balance	Total Deposits	Rate

	(Dollars in thousands)
Demand deposits	$70,531	2%	0.00%	$74,820	3%	0.00%	$74,236	3%	0.00%
Money Markets, Savings and NOW	1,281,880	45%	0.74%	1,350,013	54%	1.37%	1,521,963	65%	1.27%
Time deposits	1,491,151	53%	1.88%	1,094,911	43%	2.49%	763,212	32%	1.67%
Total deposits	$2,843,562	100%	1.32%	$2,519,744	100%	1.81%	$2,359,411	100%	1.36%

At December 31, 2020, the aggregate amount of our retail time deposits in amounts greater than or equal to $100 thousand was approximately $1.12 billion. The following table sets forth the maturity of these time deposits at December 31, 2020:

At December 31, 2020
(In thousands)
Maturing Period:
Three months or less	$186,097
Over three months through six months	337,760
Over six months through twelve months	333,698
Over twelve months	261,808
Total	$1,119,363

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers.Our short-term FHLB advances consist primarily of advances of funds for one- or two-week periods.

At December 31, 2020, outstanding FHLB borrowings totaled $318.0 million, compared to $229.0 million at December 31, 2019, and there were no amounts outstanding on lines of credit with other banks at December 31, 2020 and 2019. In addition, $65.0 million in principal amount of our Fixed to Floating Subordinated Notes due April 15, 2026 (the “Subordinated Notes”) remained outstanding as of December 31, 2020 and 2019.

At December 31, 2020, we had the ability to borrow an additional $170.8 million from the FHLB, which included an available line of credit of $50.0 million. We also had available credit lines with other banks totaling $100.0 million.

The following table sets forth information on our short-term FHLB borrowings during the periods presented:

	As of and for the year ended
	December 31,
	2020	2019	2018

	(Dollars in thousands)
Outstanding at period‑end	$—	$—	$103,000
Average amount outstanding	18	44,622	124,631
Maximum amount outstanding at any month‑end	—	180,000	231,000
Weighted average interest rate:
During period	0.66%	2.63%	2.18%
At end of period	0.46%	1.99%	2.64%

Shareholders’ Equity

Total shareholders’ equity was $319.6 million at December 31, 2020, a decrease of $13.0 million, or 4%, from December 31, 2019. The decrease was primarily a result of the net loss for the year of $(13.0) million. In 2020, we repurchased 10,912 shares of common stock and paid a dividend of $.01 per share, each of which was in the first quarter of 2020. In 2019, we repurchased 3,134,806 shares of our common stock and made dividend payments of $0.04 per share. We ceased all share repurchases and dividend declarations by the end of the first quarter of 2020 in consideration of the many regulatory and legal issues the Company was facing.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2020 and 2019.

General. A net loss of $(13.0) million was recorded for the year ended December 31, 2020, reflecting a decrease of $42.2 million, or 144%, compared to net income of $29.2 million for the year ended December 31, 2019. The decrease in net income (loss) was primarily attributable to a $54.9 million provision for loan losses compared to a $133 thousand recovery of loan losses for the year ended December 31, 2019. The decrease in net income (loss) also reflects a $26.7 million increase in professional fees; a $15.2 million decrease in net interest income, as our asset mix changed and the net interest margin decreased to 2.94% for the year ended December 31, 2020 from 3.78% for the previous year; and a $6.0 million decrease in gain on sale of portfolio loans, due to the absence of portfolio loan sales in 2020. The decreases were partially offset by a net recovery of provision for contingent losses of $10.0 million for the year ended December 31, 2020 compared to the provision for contingent losses of $25.0 million for the year ended December 31, 2019.

Average Balance Sheet and Related Yields and Rates. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019 and 2018. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2020			2019			2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest‑earning assets
Loans(1)	$2,756,916	$146,702	5.32%	$2,961,472	$168,955	5.71%	$2,861,847	$157,499	5.50%
Securities, includes restricted stock(2)	251,003	3,618	1.44%	178,032	4,976	2.80%	157,042	3,679	2.34%
Other interest‑earning assets	585,484	1,043	0.18%	59,462	1,438	2.42%	27,012	593	2.20%
Total interest‑earning assets	3,593,403	151,363	4.21%	3,198,966	175,369	5.48%	3,045,901	161,771	5.31%
Noninterest‑earning assets
Cash and due from banks	11,364			9,959			11,183
Other assets	60,288			72,269			48,975
Total assets	$3,665,055			$3,281,194			$3,106,059
Interest‑bearing liabilities
Money market, savings and NOW	$1,281,880	$9,435	0.74%	$1,350,013	$18,479	1.37%	$1,521,963	$19,278	1.27%
Time deposits	1,491,151	28,047	1.88%	1,094,911	27,214	2.49%	763,212	12,753	1.67%
Total interest‑bearing deposits	2,773,031	37,482	1.35%	2,444,924	45,693	1.87%	2,285,175	32,031	1.40%
FHLB borrowings	308,368	3,403	1.10%	262,939	3,991	1.52%	318,774	4,951	1.55%
Subordinated notes, net	65,255	4,713	7.22%	65,099	4,701	7.22%	64,953	4,689	7.22%
Total borrowings	373,623	8,116	2.17%	328,038	8,692	2.65%	383,727	9,640	2.51%
Total interest‑bearing liabilities	3,146,654	45,598	1.45%	2,772,962	54,385	1.96%	2,668,902	41,671	1.56%
Noninterest‑bearing liabilities
Demand deposits	70,531			74,820			74,236
Other liabilities	110,892			85,563			55,719
Shareholders’ equity	336,978			347,849			307,202
Total liabilities and shareholders’ equity	$3,665,055			$3,281,194			$3,106,059
Net interest income and spread		$105,765	2.76%		$120,984	3.52%		$120,100	3.75%
Net interest margin			2.94%			3.78%			3.94%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Year Ended			Year Ended
	December 31, 2020 vs 2019			December 31, 2019 vs 2018
	Increase			Increase
	(Decrease)		Net	(Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Change in interest income:
Loans	$(11,272)	$(10,981)	$(22,253)	$5,581	$5,875	$11,456
Securities, includes restricted stock	1,052	(2,410)	(1,358)	531	766	1,297
Other interest-earning assets	937	(1,332)	(395)	779	66	845
Total change in interest income	(9,283)	(14,723)	(24,006)	6,891	6,707	13,598
Change in interest expense:
Money market, savings and NOW	(890)	(8,154)	(9,044)	(2,178)	1,379	(799)
Time deposits	7,453	(6,620)	833	6,816	7,645	14,461
Total interest‑bearing deposits	6,563	(14,774)	(8,211)	4,638	9,024	13,662
FHLB borrowings	501	(1,089)	(588)	(850)	(110)	(960)
Subordinated notes, net	11	1	12	11	1	12
Total change in interest expense	7,075	(15,862)	(8,787)	3,799	8,915	12,714
Change in net interest income	$(16,358)	$1,139	$(15,219)	$3,092	$(2,208)	$884

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

Net interest income was $105.8 million for the year ended December 31, 2020, a decrease of $15.2 million, or 13%, from $121.0 million for the year ended December 31, 2019.

Interest income was $151.4 million for the year ended December 31, 2020, a decrease of $24.0 million, or 14% from the year ended December 31, 2019. The decrease in interest income was primarily due to a change in asset mix, as the size of our loan portfolio decreased with excess cash flows from loan repayments and deposits invested in short-term, low yielding liquid assets. Our average yield on interest-earning assets decreased 127 basis points, to 4.21%, from the year ended December 31, 2019, reflecting the change in asset mix.

The average balance of our securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $836.5 million for year ended December 31, 2020 as compared to $237.5 million for the year ended December 31, 2019. These assets had an average yield of 0.56% for the year ended December 31, 2020.

Our average balance of loans decreased $204.6 million, or 7%, to $2.76 billion for the year ended December 31, 2020, as net principal payments exceeded new loan production. Our average yield on loans decreased 39 basis points, to 5.32%, from the year ended December 31, 2019. The yield on our loan portfolio decreased primarily due to our variable-rate loans resetting at lower interest rates in the lower interest rate environment and new loans originating at lower interest rates than the loans that paid off.

Interest expense was $45.6 million for the year ended December 31, 2020, a decrease of $8.8 million, or 16% from the year ended December 31, 2019. The decrease was primarily due to rate decreases reflecting the impact of the lower interest rate environment, as our average rate paid on interest-bearing liabilities decreased 51 basis points, to 1.45%. The decrease in average rate was partially offset by an increase in the average balance of interest-bearing liabilities of $373.7 million, or 13%, from the year ended

December 31, 2019 that was primarily attributable to an increase in average interest-bearing deposits as we pursued our strategy of increasing our liquidity.

Our average balance of interest-bearing deposits increased $328.1 million, or 13% from the year ended December 31, 2019, to $2.77 billion. Our average rate paid on interest-bearing deposits decreased 52 basis points from the year ended December 31, 2019, to 1.35%. The rates on interest-bearing deposits were lower than in the prior year in response to changes in market rates.

Net Interest Margin and Spread. Net interest margin was 2.94% for the year ended December 31, 2020, down 84 basis points from 3.78% for the year ended December 31, 2019. The interest rate spread was 2.76% for the year ended December 31, 2020, down 76 basis points from 3.52% for the year ended December 31, 2019. Our net interest margin and interest rate spread were negatively impacted during the year ended December 31, 2020 by a substantial increase in highly liquid, lower yielding interest-earning assets on our balance sheet, as part of our strategy to increase liquidity in order to reduce our risk profile, which resulted in an increase in the relative proportion of our lower-yielding interest-earning assets consisting primarily of deposits held in an interest-bearing account at the Federal Reserve. The declines in net interest margin and interest rate spread were also due to lower yields in our loan portfolios, partially offset by lower rates paid on our interest-bearing deposits, which was a reflection of the low interest rate environment in 2020. A discussion of the effects of changing interest rates on net interest income is set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Provision (Recovery) for Loan Losses. Our provision for loan losses was $54.9 million for the year ended December 31, 2020, compared to a recovery for loan losses of $0.1 million for the year ended December 31, 2019. Our total allowance for loan losses increased to $72.4 million, or 2.89% of total loans, at December 31, 2020, compared to $21.7 million, or 0.75% of total loans, at December 31, 2019. The provision for loan losses reflects, in part, the effects of the $106.6 million increase in aggregate Special Mention, Substandard and Doubtful loans and the $54.2 million increase in impaired loans from December 31, 2019 to December 31, 2020.

Our $54.9 million provision for loan losses for the year ended December 31, 2020 was primarily driven by increased delinquencies in our residential real estate, commercial real estate and construction loan portfolios, project delays and other weaknesses identified in our construction loan portfolio and weaknesses in our commercial real estate loan portfolio, particularly among our SRO and multifamily loans. The provision for loan losses for the year ended December 31, 2020 also was attributable in part to certain qualitative components within our allowance for loan losses methodology that took on increased significance as a result of the economic impact of the COVID-19 pandemic on our loan portfolios, particularly our residential real estate loan portfolio. These qualitative components include increased unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment. Continued declines or stagnation in these or related economic and real estate risk factors would likely continue to affect our overall performance.

Our residential real estate borrowers have been impacted by the elevated unemployment rate in California resulting from the COVID-19 pandemic and its ensuing effects on the overall economy, which rose to 9.0% in December 2020 compared to 3.9% in December 2019, according to data from the California Employment Development Department. As a result of this increase and other economic challenges, many of our residential real estate borrowers have been unable to meet their loan repayment obligations, which has in turn led to increased delinquencies in our residential real estate portfolio.

The extent of the impact of the deterioration of the California economy and real estate markets on our construction loan portfolio became clearer as project delays compounded and updated appraisals showed lower valuations than had formed the basis for underwriting, each partially as a result of the COVID-19 pandemic, during the year ended December 31, 2020. With many commercial construction projects requiring an extended time to market in the current environment, some of our borrowers (and guarantors) have exhausted their liquidity. In addition, we consider our borrowers’ and their guarantors’ relative investment and value-at-risk in an underlying construction project, and assess those borrowers’ economic incentive to resume a delayed construction project expediently, in our determination of whether a construction loan is impaired or should be placed in nonaccrual status.

Credit weaknesses in our commercial real estate loan portfolio also contributed to our provision for loan losses in 2020. According to data from Cushman & Wakefield, the office vacancy rate in San Francisco rose 11 percentage points from the fourth quarter of 2019, to 16.7%, in the fourth quarter of 2020, partially as a result of changing work patterns caused by the COVID-19 pandemic. In addition, operating cash flows from tenants generally have decreased as a result of the COVID-19 pandemic, and decreased travel as a result of the COVID-19 pandemic has affected our SRO borrowers by reducing demand from tourists for travel accommodations in San Francisco. As a result, the values of some of the properties securing our commercial real estate loans to borrowers in the retail and lodging industries have declined, particularly SRO and (to a lesser degree) multifamily properties.

See “—Asset Quality.”

Non-interest Income. The components of non-interest income were as follows:

	Year Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$426	$444	$(18)	(4)%
Investment management and advisory fees	1,124	1,577	(453)	(29)%
Gain on sale of investment securities	179	6	173	N/M
Gain on sale of mortgage loans held for sale	2,050	396	1,654	418%
Gain on sale of portfolio loans	—	5,970	(5,970)	100%
Unrealized gains on equity securities	108	114	(6)	(5)%
Net servicing (loss) income	(1,324)	238	(1,562)	(656)%
Income on cash surrender value of bank‑owned life insurance	1,160	1,275	(115)	(9)%
Other	613	1,427	(814)	(57)%
Total non‑interest income	$4,336	$11,447	$(7,111)	(62)%

N/M - not meaningful

Non-interest income of $4.3 million for the year ended December 31, 2020 reflected a decrease of $7.1 million as compared to $11.4 million for the year ended December 31, 2019, primarily as a result of decreased gain on sale of portfolio loans. This decrease was due to the absence of portfolio loan sales during 2020 as a result of the permanent discontinuation of the Advantage Loan Program, which historically represented the largest component of our sold loans. In addition, net servicing income (loss) decreased $1.6 million, from net servicing income of $0.2 million for the year ended December 31, 2019, reflecting in part a $1.1 million valuation allowance with respect to mortgage servicing rights for the year ended December 31, 2020, as a result of changes in anticipated prepayments due to the decline in long-term interest rates and a lower volume of loans serviced as our Advantage Loan Program loans sold into the secondary market continued to prepay and we repurchased $69.6 million of Advantage Loan Program loans during 2020 with $0.8 million of mortgage servicing rights associated with the repurchased loans. These decreases were partially offset by a $1.7 million increase in gain on sale of mortgage loans held for sale from the year ended December 31, 2019. Other income decreased $0.8 million as a result of a $0.8 million final distribution payment during 2019 on an equity investment (without readily determinable fair value) in excess of its remaining book value.

Non-interest Expense. The components of non-interest expense were as follows:

	Year Ended
	December 31,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$30,655	$29,503	$1,152	4%
Occupancy and equipment	8,788	8,988	(200)	(2)%
Professional fees	32,646	5,984	26,662	446%
Advertising and marketing	529	1,364	(835)	(61)%
FDIC assessments	1,768	436	1,332	306%
Data processing	1,458	1,233	225	18%
Provision for mortgage repurchase liability	2,527	7,823	(5,296)	(68)%
Provision (recovery) for contingent losses, net	(10,000)	25,000	(35,000)	(140)%
Other	5,741	7,342	(1,601)	(22)%
Total non‑interest expense	$74,112	$87,673	$(13,561)	(15)%

Non-interest expense of $74.1 million for the year ended December 31, 2020 reflected a decrease of $13.6 million, or 15%, as compared to $87.7 million for the year ended December 31, 2019. The decrease was primarily attributable to a net recovery of provision for contingent losses of $10.0 million for the year ended December 31, 2020 compared to a provision for contingent losses of $25.0 million for the prior year. The $25.0 million provision recorded in 2019 was related to previously disclosed litigation and investigations stemming from our Advantage Loan Program. The $10.0 million net recovery recorded in 2020 reflected, in part, the agreement in principle to settle the class action lawsuit described under “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program—We are subject to a pending securities class action and legal proceedings that may adversely affect our business.” The decrease in non-interest expense was also attributable to a $2.5 million provision for mortgage repurchase liability for the year ended December 31, 2020, which reflected a $5.3 million decrease from the $7.8 million provision recorded in the prior year. These decreases were partially offset by a $26.7 million increase in professional fees, including legal and consulting expenses related to our efforts to achieve compliance with the OCC Agreement, our ongoing enhancements to our regulatory compliance framework (including our internal controls over financial reporting), government investigations, litigation and the audit of our financial statements for fiscal year 2019. We expect to continue to incur such expenses during the pendency of these matters. FDIC assessments increased during the year ended December 31, 2020 due to both an increase in the insurance assessment rate and the remaining FDIC small bank assessment credit being fully exhausted in the first quarter of 2020. Other expenses decreased from the year ended December 31, 2019, primarily as the result of reduced fraud losses, which totaled $0.7 million for the year ended December 31, 2020, and the discontinuation of charitable contributions to a foundation for which certain members of our board of directors, who are also related to our controlling shareholders, serve as trustees.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $(5.9) million for the year ended December 31, 2020, which resulted in an effective tax rate of (31.3)%, compared to income tax expense of $15.6 million for the year ended December 31, 2019, which resulted in an effective tax rate of 34.8%.

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

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020 and 2019, cash and due from banks totaled $998.5 million and $77.8 million, respectively; interest-bearing time deposits with other banks totaled $7.0 million and $1.0 million, respectively; debt securities available for sale, which provide additional sources of liquidity, totaled $299.6 million and $147.3 million, respectively.

At December 31, 2020, outstanding FHLB borrowings totaled $318.0 million, compared to $229.0 million at December 31, 2019, and there were no amounts outstanding on lines of credit with other banks at December 31, 2020 and 2019.

At December 31, 2020, we had the ability to borrow an additional $170.8 million from the FHLB, which included an available line of credit of $50.0 million. We also had available credit lines with other banks totaling $100.0 million.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. We believe that our existing liquidity combined with our borrowing capacity with the FHLB and our bank lines of credit, as well as the ability to obtain additional funds through brokered deposits, would allow us to manage any unexpected increase in loan demand or any unforeseen financial demand or commitment.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans. For the year ended December 31, 2020, the Company has repurchased pools of Advantage Loan

Program loans sold with a total outstanding unpaid principal balance of $69.6 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At December 31, 2020, the unpaid principal balance of the sold Advantage Loan Program portfolio totaled $429.8 million.

At December 31, 2020, we had $181.0 million in loan commitments outstanding and $24 thousand in standby letters of credit. At December 31, 2019, we had $297.5 million in loan commitments outstanding and $24 thousand in standby letters of credit.

As of December 31, 2020, time deposits due within one year were $1.26 billion, or 41% of total deposits. Total time deposits at December 31, 2020 were $1.65 billion, or 53% of total deposits. As of December 31, 2019, time deposits due within one year were $855.3 million, or 34% of total deposits. Total time deposits at December 31, 2019 were $1.15 billion, or 46% of total deposits.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the year ended December 31, 2020, we originated $387.5 million of loans and purchased $396.6 million of investment securities. During the year ended December 31, 2019, we originated $1.23 billion of loans and purchased $149.3 million of investment securities. Cash flows provided by loan payoffs totaled $656.9 million and $734.9 million during the year ended December 31, 2020 and 2019, respectively. Cash flows provided by proceeds from the sale of portfolio loans totaled $0 and 173.4 million during the year ended December 31, 2020 and 2019, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $603.5 million in 2020, from $2.50 billion at December 31, 2019. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC, or other supervisory enforcement action. At December 31, 2020, the Bank is required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of the OCC Agreement. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated debt and stock repurchases. At December 31, 2020, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. Interest expense on the subordinated notes was $4.7 million for each of the years ended December 30, 2020 and 2019. The Company’s ability to pay cash dividends is restricted by the terms of the subordinated notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the subordinated notes, as long as the subordinated notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized under applicable regulatory capital requirements. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

As long as we do not elect the CBLR, federal regulations will continue to require the Company and the Bank to meet several regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At December 31, 2020 and 2019, the Company and the Bank met all regulatory capital requirements to which they are subject, and the Bank’s was considered well capitalized for regulatory prompt corrective action purposes.

The following tables present our capital ratios as of the indicated dates for the Company (on a consolidated basis) and Sterling Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	December 31,	December 31,
	Capitalized	Capitalized	Capitalized	2020	2019
Total adjusted capital to risk‑weighted assets	N/A	8.00%	6.00%	22.58%	21.49%
Tier 1 (core) capital to risk‑weighted assets	N/A	6.00%	4.00%	17.68%	17.04%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	17.68%	17.04%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	8.08%	10.11%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	December 31,	December 31,
	Capitalized	Capitalized	Capitalized	2020	2019
Total adjusted capital to risk‑weighted assets	10.00%	8.00%	6.00%	21.56%	17.82%
Tier 1 (core) capital to risk‑weighted assets	8.00%	6.00%	4.00%	20.27%	16.70%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	20.27%	16.70%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.20%	9.90%

These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The CCB requirement was phased in, a process that began January 1, 2016 at 0.625% of risk-weighted assets and increased each year until the buffer was implemented at 2.5% of risk-weighted assets on January 1, 2019. At December 31, 2020 and 2019, the Company and the Bank held capital in excess of the CCB. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” for additional information about applicable capital requirements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following table presents our contractual obligations as of December 31, 2020. Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	Contractual Maturities as of December 31, 2020
		More Than	More Than
		One Year	Three Years
	Less Than	Through	Through	Over
	One Year	Three Years	Five Years	Five Years	Total

	(In thousands)
Long‑term FHLB advances(1)	$11,000	$—	$—	$307,000	$318,000
Subordinated notes(2)	—	—	—	65,000	65,000
Operating lease obligations	4,186	6,601	6,003	5,942	22,732
Time deposits	1,258,983	367,133	20,407	—	1,646,523
Projected interest payments on debt(3)	7,561	25,428	9,143	7,492	49,624
Total	$1,281,730	$399,162	$35,553	$385,434	$2,101,879
(1)	At December 31, 2020, FHLB advances totaling $257 million are callable in 2021 and $50 million are callable in 2024.

(2)	Subordinated notes exclude unamortized debt issuance costs of $70 thousand and an unamortized debt premium of $411 thousand. On or after April 14, 2021, the Company may redeem the subordinated notes, in whole or part, in an amount equal to the outstanding principal amount being redeemed plus accrued interest.
(3)	Projected interest payments on debt include interest payments on subordinated notes and interest payments on the Company’s advances. Projected interest payments on variable rate borrowings are calculated based on current rates as of December 31, 2020.

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

	2020	2019
Commitments to make loans	$40,331	$76,927
Unused lines of credit	140,665	220,553
Standby letters of credit	24	24

We also have contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. Generally, the loans we sell in the secondary market are subject to recourse for fraud and adherence to underwriting or quality control guidelines. During the year ended December 31, 2020, the Company repurchased pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $69.6 million. At December 31, 2020, the unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $562.1 million, which includes $429.8 million of loans originated under the Advantage Loan Program. We estimate the liability for such loans sold with recourse based on an analysis of our anticipated future losses. The carrying amount of this liability was $9.7 million and $7.8 million at December 31, 2020 and 2019, respectively.

For further information, see Note 19 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Recently Issued Accounting Guidance

See Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Summary of Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2020 and 2019:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$40,993	$38,679	$37,030	$34,661
Interest expense	12,351	11,631	11,325	10,291
Net interest income	28,642	27,048	25,705	24,370
Provision for loan losses (1)	20,853	4,297	2,123	27,592
Non‑interest income (2)	529	1,323	1,111	1,373
Non‑interest expense	14,235	20,047	24,974	14,856
Income (loss) before income taxes	(5,917)	4,027	(281)	(16,705)
Income tax (benefit) expense	(1,887)	1,160	(170)	(5,012)
Net income (loss)	$(4,030)	$2,867	$(111)	$(11,693)
Income (loss) per share, basic and diluted	$(0.08)	$0.06	$—	$(0.23)
(1)	In the fourth quarter of 2020, the Company recorded a provison for loan losses of $27.6 million. See “Results of Operations – Provision (Recovery) for Loan Losses” for additional information about our provision for loan losses.

(2)	In the fourth quarter of 2020, the Company recorded a $10.0 million net recovery that reflected, in part, the agreement in principle to settle the class action lawsuit described under “Item 1A. Risk Factors—Risk Related to the Advantage Loan Program.”

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$43,185	$44,789	$44,211	$43,184
Interest expense	12,885	14,074	14,201	13,225
Net interest income	30,300	30,715	30,010	29,959
(Recovery) provision for loan losses	(1,014)	180	251	450
Non‑interest income	3,828	2,068	3,165	2,386
Non‑interest expense (1)	13,122	13,725	13,426	47,400
Income (loss) before income taxes	22,020	18,878	19,498	(15,505)
Income tax expense (benefit)	6,337	5,444	5,614	(1,752)
Net income (loss)	$15,683	$13,434	$13,884	$(13,753)
Income (loss) per share, basic and diluted	$0.30	$0.26	$0.28	$(0.28)
(1)	In the fourth quarter of 2019, the Company recorded a provision for contingent losses of $25 million.

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

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. Our management of interest rate risk is overseen by our board of directors ALCO, and implemented by our management ALCO based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits, calculated quarterly, for various interest rate-related metrics, our economic value of equity (“EVE”) and net interest income simulations involving parallel shifts in interest rate curves. Steepening and flattening yield curves and various prepayment and deposit duration assumptions are prepared at least annually. Our interest rate management policies also require periodic review and documentation of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates and deposit durations based on historical analysis.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning December 31, 2020 and 2019. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are slightly liability sensitive in a rising interest rate environment and slightly asset sensitive in a falling interest rate environment. The asset sensitivity of our balance sheet increased from December 31, 2019 in the up-rate scenario, primarily due to significantly higher balances of liquid assets at December 31, 2020.

	At December 31,
	2020		2019
	Estimated		Estimated
	12‑Months		12‑Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$100,768	5%	$102,936	(17)%
300	99,958	4%	107,831	(13)%
200	98,447	2%	113,372	(8)%
100	97,172	1%	118,401	(4)%
0	96,252		123,584
−100	92,993	(3)%	122,847	1%

Economic Value of Equity Simulation. We also analyze our sensitivity to changes in interest rates through an EVE model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 basis points from current market rates.

The following table presents, as of December 31, 2020 and 2019, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis.

	At December 31,
	2020		2019
	Economic		Economic
Change in Interest Rates (Basis Points)	Value of Equity	Change	Value of Equity	Change

	(Dollars in thousands)
400	$412,393	(2)%	$453,316	(12)%
300	420,927	0%	476,524	(8)%
200	425,241	1%	495,397	(4)%
100	426,110	1%	508,199	(2)%
0	420,561		516,430
−100	350,307	(17)%	478,436	(7)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the

Board of Directors of Sterling Bancorp, Inc.

Southfield, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

March 26, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sterling Bancorp, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2020	2019
Assets
Cash and due from banks	$998,497	$77,819
Interest-bearing time deposits with other banks	7,021	1,025
Investment securities	304,958	152,544
Mortgage loans held for sale	22,284	1,337
Loans, net of allowance for loan losses of $72,387 and $21,730	2,434,356	2,891,530
Accrued interest receivable	10,990	13,718
Mortgage servicing rights, net	5,688	9,765
Leasehold improvements and equipment, net	8,512	9,198
Operating lease right-of-use assets	19,232	18,715
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	32,495	31,917
Deferred tax asset, net	24,326	12,095
Other assets	22,736	2,271
Total assets	$3,914,045	$3,244,884
Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$58,458	$77,563
Interest-bearing deposits	3,040,508	2,417,877
Total deposits	3,098,966	2,495,440
Federal Home Loan Bank borrowings	318,000	229,000
Subordinated notes, net	65,341	65,179
Operating lease liabilities	20,497	19,868
Accrued expenses and other liabilities	91,650	102,783
Total liabilities	3,594,454	2,912,270

Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 49,981,861 shares and 49,944,473 shares at December 31, 2020 and 2019, respectively	80,807	80,889
Additional paid-in capital	13,544	13,210
Retained earnings	224,853	238,319
Accumulated other comprehensive income	387	196
Total shareholders’ equity	319,591	332,614
Total liabilities and shareholders’ equity	$3,914,045	$3,244,884

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Interest income
Interest and fees on loans	$146,702	$168,955	$157,499
Interest and dividends on investment securities and restricted stock	3,618	4,976	3,679
Other interest	1,043	1,438	593
Total interest income	151,363	175,369	161,771

Interest expense
Interest on deposits	37,482	45,693	32,031
Interest on Federal Home Loan Bank borrowings	3,403	3,991	4,951
Interest on subordinated notes	4,713	4,701	4,689
Total interest expense	45,598	54,385	41,671
Net interest income	105,765	120,984	120,100
Provision (recovery) for loan losses	54,865	(133)	3,229
Net interest income after provision (recovery) for loan losses	50,900	121,117	116,871

Non-interest income
Service charges and fees	426	444	379
Investment management and advisory fees	1,124	1,577	2,035
Gain on sale of investment securities	179	6	86
Gain on sale of mortgage loans held for sale	2,050	396	240
Gain on sale of portfolio loans	—	5,970	16,433
Unrealized gains (losses) on equity securities	108	114	(87)
Net servicing (loss) income	(1,324)	238	1,381
Income on cash surrender value of bank-owned life insurance	1,160	1,275	1,193
Other	613	1,427	377
Total non-interest income	4,336	11,447	22,037

Non-interest expense
Salaries and employee benefits	30,655	29,503	28,438
Occupancy and equipment	8,788	8,988	7,250
Professional fees	32,646	5,984	3,118
Advertising and marketing	529	1,364	1,640
FDIC assessments	1,768	436	1,447
Data processing	1,458	1,233	1,223
Provision for mortgage repurchase liability	2,527	7,823	—
Provision (recovery) for contingent losses, net	(10,000)	25,000	—
Other	5,741	7,342	7,220
Total non-interest expense	74,112	87,673	50,336

Income (loss) before income taxes	(18,876)	44,891	88,572
Income tax (benefit) expense	(5,909)	15,643	25,104
Net income (loss)	$(12,967)	$29,248	$63,468
Income (loss) per share, basic and diluted	$(0.26)	$0.57	$1.20
Weighted average common shares outstanding:
Basic	49,840,882	51,115,986	52,963,308
Diluted	49,840,882	51,127,879	52,965,567

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(12,967)	$29,248	$63,468
Other comprehensive income, net of tax:
Unrealized gains on investment securities, arising during the period, net of tax effect of $129, $56 and $48, respectively	320	210	181
Reclassification adjustment for gains included in net income of $179, $6, and $86, respectively, included in gain on sale of investment securities, net of tax effect of $50, $1 and $18, respectively	(129)	(5)	(68)
Total other comprehensive income	191	205	113
Comprehensive income (loss)	$(12,776)	$29,453	$63,581

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity
Balance at January 1, 2018	52,963,308	$111,238	$12,416	$149,816	$(172)	$273,298
Cumulative effect adjustment, reclassification of unrealized losses on equity securities	—	—	—	(50)	50	—
Net income	—	—	—	63,468	—	63,468
Stock-based compensation	48,975	—	297	—	—	297
Other comprehensive income	—	—	—	—	113	113
Dividends distributed ($0.04 per share)	—	—	—	(2,119)	—	(2,119)
Balance at December 31, 2018	53,012,283	111,238	12,713	211,115	(9)	335,057
Net income	—	—	—	29,248	—	29,248
Repurchases of shares of common stock (Note 10)	(3,134,806)	(30,349)	—	—	—	(30,349)
Stock-based compensation	66,996	—	497	—	—	497
Other comprehensive income	—	—	—	—	205	205
Dividends distributed ($0.04 per share)	—	—	—	(2,044)	—	(2,044)
Balance at December 31, 2019	49,944,473	80,889	13,210	238,319	196	332,614
Net loss	—	—	—	(12,967)	—	(12,967)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	48,300	—	334	—	—	334
Other comprehensive income	—	—	—	—	191	191
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at December 31, 2020	49,981,861	$80,807	$13,544	$224,853	$387	$319,591

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(12,967)	$29,248	$63,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	54,865	(133)	3,229
Deferred income taxes	(12,305)	(6,052)	696
Gain on sale of investment securities	(179)	(6)	(86)
Unrealized (gains) losses on equity securities	(108)	(114)	87
Amortization (accretion), net, on investment securities	598	(1,535)	(876)
Depreciation and amortization on leasehold improvements and equipment	1,608	1,621	1,399
Amortization of intangible asset	—	450	450
Origination, premium paid and purchase of loans, net of principal payments, mortgage loans held for sale	(174,700)	(96,418)	(47,778)
Proceeds from sale of mortgage loans held for sale	174,066	93,648	47,868
Gain on sale of mortgage loans held for sale	(2,050)	(396)	(240)
Gain on sale of portfolio loans	—	(5,970)	(16,433)
Provision for mortgage repurchase liability	2,527	7,823	—
Provision for contingent losses	2,500	25,000	—
Recovery of contingent losses	(12,500)	—	—
Increase in cash surrender value of bank-owned life insurance,net of premiums	(578)	(615)	(622)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	4,790	3,831	1,915
Stock-based compensation	334	497	297
Other	162	163	140
Change in operating assets and liabilities:
Accrued interest receivable	2,728	(189)	(2,036)
Other assets	(8,946)	5,032	(1,245)
Accrued expenses and other liabilities	(14,900)	15,403	10,342
Net cash provided by operating activities	4,945	71,288	60,575
Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	2,710	1,100	—
Purchases of interest-bearing time deposits with other banks	(8,706)	(1,025)	(1,100)
Maturities and principal receipts of investment securities	144,203	144,694	121,179
Sales of investment securities	99,971	2,914	14,964
Purchases of investment securities	(396,634)	(149,317)	(157,174)
Net decrease (increase) in loans	452,631	(162,775)	(658,322)
Purchases of portfolio loans	(69,465)	—	—
Proceeds from the sale of portfolio loans	—	173,382	475,646
Purchase of leasehold improvements and equipment	(922)	(1,330)	(3,845)
Net cash provided by (used in) investing activities	223,788	7,643	(208,652)
Cash Flows From Financing Activities
Net increase in deposits	603,526	42,755	207,575
Proceeds from advances from Federal Home Loan Bank	100,000	2,476,000	6,222,000
Repayments of advances from Federal Home Loan Bank	(11,000)	(2,540,000)	(6,267,000)
Repurchase of shares of common stock	(82)	(30,349)	—
Dividends paid to shareholders	(499)	(2,044)	(2,119)
Net cash provided by (used in) financing activities	691,945	(53,638)	160,456
Net change in cash and due from banks	920,678	25,293	12,379
Cash and due from banks at beginning of period	77,819	52,526	40,147
Cash and due from banks at end of period	$998,497	$77,819	$52,526
Supplemental cash flows information
Cash paid for:
Interest	$48,270	$38,196	$34,792
Income taxes	13,906	21,246	26,055
Noncash investing and financing activities:
Transfers of residential real estate loans to mortgage loans held for sale	19,375	169,844	431,384
Transfers of residential real estate loans from mortgage loans held for sale	399	2,546	77,887
Right-of-use assets obtained in exchange for new operating lease liabilities	4,405	740	—

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company to its wholly-owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial lines of credit and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 30 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York, Southfield, Michigan and the greater Seattle market.

The Company is headquartered in Southfield, Michigan, and its operations are in the financial services industry. Management evaluates the performance of the Company's business based on one reportable segment, community banking.

The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”). The Bank is a federally chartered stock savings bank that is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) of the U.S. Department of Treasury and the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the Federal Home Loan Bank (“FHLB”) system.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“ U.S. GAAP”). The consolidated financial statements include the results of the Company and its wholly-owned subsidiaries.

On October 14, 2020, QCM, LLC, doing business as Quantum Capital Management, a wholly-owned subsidiary of Quantum Fund, LLC and an indirect wholly-owned subsidiary of the Bank entered into an Asset Purchase Agreement to sell substantially all of its assets, which consisted primarily of client advisory agreements for aggregate consideration of $250. The transaction closed on December 21, 2020. The Company recorded a gain on sale of $189 in 2020 that is recorded in other income within non-interest income in the consolidated statements of operations. The operations of Quantum Capital Management were not significant for all periods presented.

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

Fair Value Measurements

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine its fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not readily available, the Bank uses present value techniques and other valuation methods, as disclosed in Note 15—Fair Values of Financial Instruments, to estimate the fair value of its financial instruments. These

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

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

Cash and Due from Banks

For the purposes of the accompanying consolidated statements of cash flows, cash includes cash and time deposits and other deposits held with other banks with original maturities of three months or less.

Cash on hand or on deposit with the Federal Reserve was required to meet regulatory reserve and clearing requirements through March 26, 2020. After this date, the Federal Reserve eliminated such reserve and clearing requirements. Required cash on hand or on deposit with the Federal Reserve Bank was $23,969 at December 31, 2019.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At December 31, 2020 and 2019, residential real estate loans accounted for 81% and 85%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2020 and 2019, approximately 87% and 89%, respectively, of the loan portfolio was originated to customers in California.

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced that it permanently discontinued this program on March 6, 2020. Loans originated under this Program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including nonaccrual residential real estate loans held for sale of $19,375 at December 31, 2020) totaled $1,515,248 and $1,942,657, or 74% and 78%, of the residential loan portfolio, at December 31, 2020 and 2019, respectively.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to United States and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken, and continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief for businesses and individuals impacted by the pandemic. The Company’s primary market areas of California, the greater Seattle market, and New York City became part of several epicenters of the COVID-19 pandemic. Banking and financial services have been designated essential businesses, and the Bank’s operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of the Bank’s customers and employees and to comply with applicable government directives.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets, resulted in an unprecedented slowdown in economic activity and a related increase in unemployment, and have increased economic and market uncertainty and volatility. In particular, COVID-19 has disrupted our normal course of providing services to our clients and adversely impacted our clients and could impair their ability to fulfill their obligations to the Bank. During the year ended December 31, 2020, the Bank experienced an increase in delinquent and nonaccrual loans, primarily in residential real estate loans, commercial real estate loans related to single-room occupancy hotels (“SROs”) and construction loans. A much higher provision for loan losses was recorded during 2020 reflecting, in part, the impact of the COVID-19 pandemic.

The COVID-19 pandemic and the related adverse local and national economic consequences could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital. Currently, significant uncertainties exist concerning the magnitude of the impact and duration of the COVID-19 pandemic.

Investment Securities

Investment securities includes debt securities and equity securities.

Debt Securities

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.

Debt securities available for sale are stated at fair value, with unrealized gains and losses excluded from income and shown as a separate component of shareholders’ equity in accumulated other comprehensive income (loss), net of tax. Held to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums (noncallable) and accretion of discounts over the contractual life of the investment security using the effective interest method or, in the case of asset-backed securities, over the estimated life of the investment security using the effective yield method.

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

Management performs a qualitative assessment each reporting period to identify impairment of equity securities without readily determinable fair values. When a qualitative assessment indicates that an impairment exists, management determines the fair value of the investment and if the fair value is less than the investment's carrying value, an impairment charge is recorded in income equal to the difference between the fair value and the carrying amount of the investment.

Mortgage Loans Held for Sale

Residential real estate loans originated or purchased and intended for sale in the secondary market are carried at the lower of amortized cost or fair value on an individual loan basis as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to noninterest income in the consolidated statements of operations.

Residential real estate loans originated as held for investment are periodically sold in order to manage liquidity, interest rate or concentration risk. Loans that are transferred into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of amortized cost or fair value. Any changes in fair value attributable to credit deterioration are charged against the allowance for loan losses at the time of transfer.

When loans originally classified as held for sale or as held for investment are reclassified due to a change in intent or ability to hold, cash flows associated with the loans are classified in the consolidated statements of cash flows by operating or investing activities, as appropriate, in accordance with the initial classification of the loans.

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

Interest income on loans is accrued as earned using the interest method over the term of the loan. The accrual of interest income is discontinued at the time the loan is 90 days past due or earlier if conditions warrant (i.e. nonaccrual loan). In all cases, loans are placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, interest accrued and unpaid during prior periods is reversed. Any payments received on nonaccrual loans are applied to interest income on a cash basis if the loan is considered well secured. Otherwise, all payments received are applied first to outstanding loan principal amounts and then to the recovery of the charged off loan amounts. Any excess is treated as a recovery of interest and fees. Loans are returned to accrual status after all principal and interest amounts contractually due are made and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, as defined below, and classified as impaired.

Factors considered by management in determining if a loan is impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Commercial real estate loans, construction loans and commercial lines of credit are individually evaluated for impairment. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of homogeneous loans, such as other consumer and residential real estate loans, are collectively evaluated for impairment and accordingly, are not separately identified for impairment disclosures.

Troubled Debt Restructurings

The Bank periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize risk of loss. Loans that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed as part of the credit underwriting process.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Bank determines the amount of the allowance for loan losses in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when a loan is considered partially or fully uncollectible, or has such little value that continuance as an asset is not warranted. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment. The historical loss experience is determined by portfolio segment, discussed below, and is based on the actual loss history experienced over the most recent three-year period. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in portfolio volume; effects of any changes in underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The following portfolio segments have been identified:

A)Residential Real Estate—The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating. The classes in the residential real estate portfolio segment consist of residential first mortgages and residential second mortgages.
B)Commercial Real Estate—Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/ SROs, industrial and other.
C)Construction Loans—The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history. There is no further segmentation of the construction portfolio segment into classes.
D)Commercial Lines of Credit—The commercial lines of credit portfolio is comprised of loans to businesses such as sole proprietorships, partnerships, limited liability companies and corporations for the daily operating needs of the business. The risk characteristics of these loans vary based on the borrowers’ business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured. The segmentation classes in the commercial lines of credit portfolio consist of private banking loans and commercial & industrial (“C&I”) lending.
E)Other Consumer—The consumer loan portfolio currently consists only of overdraft protection lines with no further segmentation into classes. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate the borrowers’ capacity to repay their obligations may be deteriorating.

Mortgage Servicing Rights, net

Servicing assets (i.e. mortgage servicing rights) are recognized separately when residential real estate loans are sold with servicing rights retained by the Bank. Mortgage servicing rights are initially recorded at fair value, which is determined based on an internal valuation model that calculates the present value of estimated future net servicing income. The servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into non-interest income in the consolidated statements of income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recognized as income when earned. The Bank also records late fees and ancillary fees related to loan servicing which were not material for the periods presented.

On a quarterly basis, servicing assets are evaluated for impairment based upon the fair value of the mortgage servicing rights as compared to their carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the servicing asset is carried at fair value. Impairment is recognized through a valuation allowance for an individual grouping. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. The fair values of servicing assets are subject to significant fluctuations due to changes in estimated and actual prepayment speeds and default rates and losses.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of FHLB borrowings and other factors and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of operations. Cash dividends received amounted to $847, $1,219 and $1,149 for the year ended December 31, 2020, 2019 and 2018, respectively.

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

Definite-lived intangible assets, consisting of customer-related intangibles, are amortized on a straight-line basis over their estimated useful lives of ten years. Amortization expense related to the customer-related intangibles was $450 for the year ended December 31, 2019 and 2018.

Mortgage Repurchase Liability

In connection with portfolio loans sold in the secondary market, the Company makes customary representations and warranties about certain characteristics of each loan. The Company establishes a liability which may result from breaches in such representations and warranties. The repurchase liability reflects management’s estimate of such losses based on a combination of factors. The Company’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as expectations of future repurchase demands, economic factors, and findings from the Internal Review discussed in Note 19 - Commitments and Contingencies. The actual loss on repurchases could vary significantly from the recorded repurchase liability, depending on the outcome of various factors.

Legal Contingencies and Litigation Accruals

The Company is involved in several material legal proceedings, as disclosed in Note 19—Commitments and Contingencies. On a quarterly basis, management assesses potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent that may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, the Company’s net income (loss) will be increased or decreased accordingly. If the differences are material, the Company’s consolidated financial statements could be materially impacted.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Revenue from Contracts with Customers

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services as performance obligations are satisfied.

The majority of the Company's revenues are from interest income and other sources, including loans and investment securities, as well as fees related to mortgage servicing activities, which are not within the scope of ASC 606 and are instead subject to other accounting guidance. The Company's services that are within the scope of ASC 606 are recorded within non-interest income, which includes investment management and advisory fees, service charges on deposit accounts, interchange income and other service charges and fees. Descriptions of these activities that are within the scope of ASC 606, which are presented in the consolidated statements of operations as components of non-interest income, are as follows:

Service charges on deposit accounts: The Bank earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Bank fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Bank satisfies the performance obligations. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are withdrawn from the customer's account balance.

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

Other service charges and fees: Other charges and fees includes revenue generated from wire transfers, lockboxes and bank issuance of checks. Such fees are recognized at the point in time the customer requests the service and the service is rendered.

Stock-based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee members of the Company's board of directors, based on the fair value of these awards at the date of grant. The fair value of stock options is estimated using a Black-Scholes option pricing model, and the fair value of restricted stock awards is based on the market price of the Company's common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

Compensation cost is recorded over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. The Company's accounting policy is to record forfeitures in the period that they occur.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, net of income taxes, which is also recognized as a separate

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

component of shareholders’ equity. The Company releases the income tax effects on unrealized gains and losses on debt securities available for sale that are reported in other comprehensive income (loss) on a security-by-security basis when debt securities are sold.

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

Assets Held under Administration and Investment Management and Advisory Fees

The Company does not include assets held in fiduciary or agency capacities in the consolidated balance sheets, as such assets held under administration are not assets of the Company. Fees from asset management activities are recorded on an accrual basis over the period in which the service is provided. Fees, as set forth in the underlying customer contract, are a function of the market value of assets administrated and managed. Effective December 21, 2020, the Bank no longer offers asset management services.

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Income (Loss) per Share, Basic and Diluted

Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. In periods of income, diluted income per share represents net income divided by the weighted average number of common shares outstanding during the period, plus the effect of outstanding potential dilutive common shares. In periods of a loss, basic and diluted per share information are the same.

Recently Issued Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances and recoveries, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. In November 2019, the FASB issued ASU No. 2019-10, Financial

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates . This update deferred the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies (as defined by the U.S. Securities and Exchange Commission(the “SEC”)). The Company, as a smaller reporting company as of the relevant measuring period, qualified for this extension.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance provides that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. If certain criteria are met, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform. The Company’s primary contracts that reference LIBOR are its loan contracts, purchase and sale agreements for investment securities transactions, customer deposit agreements and borrowing agreements with the FHLB. The Company has not yet determined an alternative rate to LIBOR at this time. The optional amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company may take advantage of the LIBOR transition relief allowed under this ASU in the future.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope. The amendments in this guidance refine the scope of Topic 848 and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform (commonly referred to as the discounting transition). ASU No. 2021-01 expands the scope of Topic 848 to also include certain derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. Currently, the Company does not use derivative instruments and does not anticipate taking advantage of the LIBOR transition relief allowed under this ASU.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$138,742	$255	$—	$138,997
Mortgage-backed securities	33,743	72	(1)	33,814
Collateralized mortgage obligations	126,359	628	(391)	126,596
Collateralized debt obligations	214	—	(27)	187
Total	$299,058	$955	$(419)	$299,594

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury securities	$122,634	$170	$(1)	$122,803
Mortgage-backed securities	23,028	76	—	23,104
Collateralized mortgage obligations	1,138	45	—	1,183
Collateralized debt obligations	216	—	(17)	199
Total	$147,016	$291	$(18)	$147,289

Securities with a fair value of $73,792 were pledged as collateral on FHLB borrowings at December 31, 2020.

All of the Company’s mortgage-backed securities , and a majority of the Company's collateralized mortgage obligations purchased during 2020, are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $816 and $1,183 at December 31, 2020 and 2019.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders' equity as of December 31, 2020 and 2019.

Information pertaining to sales of debt securities available for sale for the year ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Proceeds	$99,971	$2,914	$14,964

Gross realized gains	$337	$6	$89
Gross realized losses	(158)	—	(3)
Total net realized gains	$179	$6	$86

The income tax expense related to the net realized gains was $50, $1 and $18 for the year ended December 31, 2020, 2019 and 2018, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The amortized cost and fair value of U.S. Treasury and Agency securities at December 31, 2020 are shown by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below, as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury & Agency securities
Due less than one year	$64,974	$65,205
Due after one year through five years	73,768	73,792
Mortgage-backed securities	33,743	33,814
Collateralized mortgage obligations	126,359	126,596
Collateralized debt obligations	214	187
Total	$299,058	$299,594

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at December 31, 2020 and 2019 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$5,694	$(1)	$—	$—	$5,694	$(1)
Collateralized mortgage obligations	75,740	(391)	—	—	75,740	(391)
Collateralized debt obligations	—	—	187	(27)	187	(27)
Total	$81,434	$(392)	$187	$(27)	$81,621	$(419)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$5,011	$(1)	$—	$—	$5,011	$(1)
Collateralized debt obligations	—	—	199	(17)	199	(17)
Total	$5,011	$(1)	$199	$(17)	$5,210	$(18)

As of December 31, 2020, the debt securities portfolio consisted of 23 debt securities, with eight debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2020, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $187 and $199 at December 31, 2020 and 2019, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as speculative. The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third-party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $27 and $17 of the unrealized losses reported at December 31, 2020 and 2019, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker's Bank, a thinly traded restricted stock. At December 31, 2020 and 2019, equity securities totaled $5,364 and $5,255, respectively. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

At December 31, 2020 and 2019, equity securities with readily determinable fair values were $5,118 and $5,009, respectively. The following is a summary of unrealized and realized gains and losses recognized in the consolidated statements of operations:

	Year Ended
	December 31,
	2020	2019	2018
Net gains (losses) recorded during the period on equity securities	$108	$114	$(87)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$108	$114	$(87)

The Company has elected to account for its investment in a thinly traded restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during 2020 and 2019. The investment was reported at $246 at December 31, 2020 and 2019.

Note 4—Loans

Major categories of loans were as follows:

	December 31,
	2020	2019
Residential real estate	$2,033,526	$2,476,866
Commercial real estate	259,958	240,081
Construction	206,581	178,376
Commercial lines of credit	6,671	17,903
Other consumer	7	34
Total loans	2,506,743	2,913,260
Less: allowance for loan losses	(72,387)	(21,730)
Loans, net	$2,434,356	$2,891,530

Loans totaling $630,197 and $933,747 were pledged as collateral on FHLB borrowings at December 31, 2020 and 2019, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2020, 2019 and 2018:

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision (recovery) for loan losses	23,604	16,634	14,866	(237)	(2)	—	54,865
Charge offs	(3,594)	—	(707)	—	—	—	(4,301)
Recoveries	20	65	7	—	1	—	93
Total ending balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,511)	2,509	542	(554)	—	(1,119)	(133)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	21	161	7	—	—	—	189
Total ending balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2018	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,279	$2,040	$2,218	$469	$1	$1,450	$18,457
Provision (recovery) for loan losses	1,533	398	1,040	589	—	(331)	3,229
Charge offs	(4)	—	—	—	—	—	(4)
Recoveries	18	135	15	—	—	—	168
Total ending balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment evaluation method as of December 31, 2020 and 2019:

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$287	$1,905	$4	$—	$—	$2,237
Collectively evaluated for impairment	32,325	21,655	16,083	87	—	—	70,150
Total ending allowance balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Loans:
Loans individually evaluated for impairment	$208	$20,974	$48,871	$3,981	$—	$—	$74,034
Loans collectively evaluated for impairment	2,033,318	238,984	157,710	2,690	7	—	2,432,709
Total ending loans balance	$2,033,526	$259,958	$206,581	$6,671	$7	$—	$2,506,743

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$—	$5	$—	$—	$48
Collectively evaluated for impairment	12,293	5,243	3,822	323	1	—	21,682
Total ending allowance balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Loans:
Loans individually evaluated for impairment	$215	$1,100	$17,112	$1,377	$—	$—	$19,804
Loans collectively evaluated for impairment	2,476,651	238,981	161,264	16,526	34	—	2,893,456
Total ending loans balance	$2,476,866	$240,081	$178,376	$17,903	$34	$—	$2,913,260

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At December 31, 2020			Year Ended December 31, 2020
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$116	$94	$—	$96	$—	$—
Commercial real estate:
Retail	1,247	1,029	—	1,065	58	48
Multifamily	—	—	—	—	—	—
Offices	—	—	—	—	—	—
Hotels/SROs	11,428	11,419	—	5,221	—	—
Construction	42,669	41,951	—	29,395	964	744
Commercial lines of credit:
Private banking	—	—	—	1,505	42	35
C&I lending	3,857	3,857	—	1,184	—	—
Subtotal	59,317	58,350	—	38,466	1,064	827
With an allowance for loan losses recorded:
Residential real estate, first mortgage	114	114	41	116	5	4
Commercial real estate:
Hotels/SROs	8,645	8,526	287	3,858	—	—
Construction	6,920	6,920	1,905	6,189	255	226
Commercial lines of credit, private banking	124	124	4	128	7	6
Subtotal	15,803	15,684	2,237	10,291	267	236
Total	$75,120	$74,034	$2,237	$48,757	$1,331	$1,063

	At December 31, 2019			Year Ended December 31, 2019
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$125	$98	$—	$104	$—	$—
Commercial real estate:
Retail	1,308	1,100	—	1,136	60	55
Multifamily	—	—	—	449	12	12
Offices	—	—	—	378	25	25
Construction	17,156	17,112	—	6,682	582	575
Commercial lines of credit:
Private banking	1,245	1,245	—	—	—	—
C&I lending	—	—	—	67	5	5
Subtotal	19,834	19,555	—	8,816	684	672
With an allowance for loan losses recorded:
Residential real estate, first mortgage	116	117	43	118	5	5
Commercial lines of credit, private banking	132	132	5	136	7	7
Subtotal	248	249	48	254	12	12
Total	$20,082	$19,804	$48	$9,070	$696	$684

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	At December 31, 2018			Year Ended December 31, 2018
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Construction	$4,751	$4,751	$—	$3,563	$301	$230
Commercial real estate:
Retail	1,370	1,174	—	1,210	64	58
Multifamily	1,088	1,083	—	812	37	33
Subtotal	7,209	7,008	—	5,585	402	321
With an allowance for loan losses recorded:
Residential real estate, first mortgage	254	228	46	148	5	4
Construction	2,661	2,661	78	1,996	163	144
Commercial real estate, offices	1,530	1,522	30	1,538	88	80
Commercial lines of credit:
Private banking	316	316	95	330	19	16
C&I lending	100	100	100	75	5	4
Subtotal	4,861	4,827	349	4,087	280	248
Total	$12,070	$11,835	$349	$9,672	$682	$569

In the above tables, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans, which was not significant.

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2020 and 2019:

	At December 31,
	2020		2019
		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$20,043	$46	$14,482	$50
Residential second mortgage	686	—	210	—
Commercial real estate:
Retail	20	—	40	—
Hotels/SROs	19,945	—	—	—
Construction	41,873	—	—	—
Commercial lines of credit
Private banking	2,285	—	—	—
C&I lending	1,572	—	—	—
Total	$86,424	$46	$14,732	$50

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present the aging of the recorded investment in past due loans as of December 31, 2020 and 2019 by class of loans:

	30 ‑ 59	60 ‑ 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$37,819	$14,524	$20,089	$72,432	$1,943,602	$2,016,034
Residential second mortgage	362	134	686	1,182	16,310	17,492
Commercial real estate:
Retail	1,010	—	20	1,030	15,170	16,200
Multifamily	3,835	—	—	3,835	75,374	79,209
Offices	—	—	—	—	27,061	27,061
Hotels/SROs	—	—	19,945	19,945	47,690	67,635
Industrial	—	—	—	—	13,186	13,186
Other	—	—	—	—	56,667	56,667
Construction	8,593	2,514	41,873	52,980	153,601	206,581
Commercial lines of credit:
Private banking	—	—	2,285	2,285	124	2,409
C&I lending	—	—	1,572	1,572	2,690	4,262
Other consumer	—	—	—	—	7	7
Total	$51,619	$17,172	$86,470	$155,261	$2,351,482	$2,506,743

	30 ‑ 59	60 ‑ 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$36,112	$5,112	$14,532	$55,756	$2,396,800	$2,452,556
Residential second mortgage	97	295	210	602	23,708	24,310
Commercial real estate:
Retail	—	—	40	40	6,089	6,129
Multifamily	—	—	—	—	64,873	64,873
Offices	—	—	—	—	28,048	28,048
Hotels/SROs	5,605	—	—	5,605	76,165	81,770
Industrial	—	—	—	—	14,150	14,150
Other	—	—	—	—	45,111	45,111
Construction	15,008	—	—	15,008	163,368	178,376
Commercial lines of credit:
Private banking	—	—	—	—	11,914	11,914
C&I lending	1,249	—	—	1,249	4,740	5,989
Other consumer	—	—	—	—	34	34
Total	$58,071	$5,407	$14,782	$78,260	$2,835,000	$2,913,260

The aging of the loans in the above table as of December 31, 2020 has not been adjusted for customers granted a payment deferral in response to COVID-19. These loans remain in the aging category that was applicable at the time of payment deferral. Interest continues to accrue on these loans. Refer to the discussion of forbearance loans below.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and other consumer loans, the Company also evaluates credit quality based on the aging status of the loan, which is presented above, and by payment activity. The Company reviews the status of nonperforming loans, which include loans 90 days past due and still accruing and nonaccrual loans.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Troubled Debt Restructurings

At December 31, 2020 and 2019, the balance of outstanding loans identified as troubled debt restructurings , along with the allocated portion of the allowance for loan losses with respect to these loans, was as follows:

	At December 31,
	2020		2019
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Losses	Investment	Loan Losses
Residential real estate, first mortgage	$209	$41	$215	$43
Commercial real estate, retail	1,029	—	1,110	—
Construction	26,985	1,906	12,261	—
Commercial lines of credit, private banking	124	4	132	5
Total	$28,347	$1,951	$13,718	$48

During the year ended December 31, 2020, the terms of three construction loans and one private banking loan were modified by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $13,777 both before and after modification. During the year ended December 31, 2019, the terms of three construction loans were modified by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $11,214 both before and after modification. The effect of these modifications on the allowance for loan losses was not significant. Five construction loans, totaling $19,987 as of December 31, 2020, identified as troubled debt restructurings subsequently defaulted. The effect of the defaults on the allowance for loan losses was not significant due to collateral coverage.

The terms of certain other loans have been modified during 2020 and 2019 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Forbearance Loans

As a response to the COVID-19 pandemic, the Company has offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions related to federally backed mortgage loans, which include loans secured by a first or subordinate lien on residential one- to-four family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by HUD or are insured or guaranteed by other listed agencies. Borrowers of such federally backed mortgage loans experiencing a financial hardship as a result of COVID-19 may request forbearance, regardless of delinquency status, for up to 360 days. Subsequently, the federal agencies as well as the state of California announced extensions of their moratoria on single-family foreclosures and evictions and Federal Housing Administration-insured loans, with the latest extensions through June 30, 2021.

Certain provisions of the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, a modification deemed to be COVID-19-related would not be considered a troubled debt restructuring if the loan were not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a troubled debt restructuring if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term.

In this context, the Company implemented a COVID-19 forbearance program that generally provided for principal and interest forbearance for 120 days to residential borrowers with extensions available to qualified borrowers available for up to a maximum deferral period of twelve months, and these loans were not considered troubled debt restructurings. Under the forbearance program, interest continues to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest will be added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

accordance with the terms of the note, thus extending the loan’s maturity date. The terms of commercial loan forbearances are reviewed and determined on a case-by-case basis, and these loans were not considered troubled debt restructurings. Loans modified under the CARES program during the year ended December 31, 2020 totaled $132,830. As of December 31, 2020, the amount of loans that remain in payment deferral totaled $15,785. Total accrued interest receivables on these loans were $146.

Foreclosure Proceedings

At December 31, 2020 and 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5,320 and $1,643, respectively.

Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans, such as residential real estate and other consumer loans, and non-homogeneous loans, such as commercial lines of credit, construction and commercial real estate loans. This analysis is performed at least quarterly. The Company uses the following definitions for risk ratings:

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

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

At December 31, 2020 and 2019, the risk rating of loans by class of loans was as follows:

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,995,945	$—	$19,995	$94	$2,016,034
Residential second mortgage	16,806	—	686	—	17,492
Commercial real estate:
Retail	13,599	1,572	1,029	—	16,200
Multifamily	55,772	14,238	9,199	—	79,209
Offices	12,014	1,623	13,424	—	27,061
Hotels/SROs	9,115	17,984	40,536	—	67,635
Industrial	5,867	—	7,319	—	13,186
Other	43,193	7,732	5,742	—	56,667
Construction	152,577	14,234	32,850	6,920	206,581
Commercial lines of credit:
Private banking	124	2,285	—	—	2,409
C&I lending	3,573	—	689	—	4,262
Other consumer	7	—	—	—	7
Total	$2,308,592	$59,668	$131,469	$7,014	$2,506,743

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$2,438,024	$—	$14,077	$455	$2,452,556
Residential second mortgage	24,100	—	210	—	24,310
Commercial real estate:
Retail	4,195	834	1,100	—	6,129
Multifamily	56,164	7,150	1,559	—	64,873
Offices	24,484	645	2,919	—	28,048
Hotels/SROs	60,074	18,189	3,507	—	81,770
Industrial	5,894	8,256	—	—	14,150
Other	37,693	920	6,498	—	45,111
Construction	156,339	7,008	15,029	—	178,376
Commercial lines of credit:
Private banking	10,669	1,245	—	—	11,914
C&I lending	4,013	—	1,976	—	5,989
Other consumer	34	—	—	—	34
Total	$2,821,683	$44,247	$46,875	$455	$2,913,260

During the year ended December 31, 2019 and 2018, the Bank sold pools of residential real estate mortgages for $173,382 and $475,646, respectively, to third-party investors. The transactions resulted in full de-recognition of the mortgages (i.e. transferred assets) from the consolidated balance sheets and recognition of gain on sale of portfolio loans of $5,970 and $16,433 for the year ended December 31, 2019 and 2018, respectively. After the sales, the Bank’s only continuing involvement in the transferred assets is to act as servicer or subservicer of the mortgages.

During the year ended December 31, 2020, the Bank negotiated the repurchases of pools of Advantage Loan Program loans with a total outstanding principal balance of $69,638. The Company recognized a loss of $271 in other non-interest expense on these repurchases for the year ended December 31, 2020. For more information on the repurchases of mortgage loans, refer to Note 19—Commitments and Contingencies.

During the year ended December 31, 2020, nonaccrual residential real estate loans were transferred from held for investment to held for sale since the Bank decided to sell the loans. On the date of transfer, the amortized cost exceeded the fair value of the loans

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

due to credit deterioration. The Bank recorded a charge-off of $3,486 to the allowance for loan losses, which established a new aggregate cost basis for the loans of $19,375 on the date of transfer.

Note 5—Leasehold Improvements and Equipment, net

Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2020 and 2019 are as follows:

	Estimated
	Useful
	Life
	(in years)	2020	2019
Leasehold improvements	*	$11,259	$10,920
Furniture and equipment	3 ‑ 7	14,361	13,981
Total		25,620	24,901
Less: accumulated depreciation and amortization		(17,108)	(15,703)
Leasehold improvements and equipment, net		$8,512	$9,198

*  Amortized over the shorter of the lease term or estimated useful life

The amount charged to occupancy and equipment in the consolidated statements of operations for depreciation and amortization was $1,608, $1,621 and $1,399 for the year ended December 31, 2020, 2019 and 2018, respectively.

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2020 and 2019 are as follows:

	2020	2019
Residential real estate mortgage loan portfolios serviced for:
FNMA	$171,553	$130,425
FHLB	64,661	86,778
Private investors	429,816	656,035
Total	$666,030	$873,238

Custodial escrow balances maintained with these serviced loans were $6,051 and $7,688 at December 31, 2020 and 2019, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	2020	2019	2018
Mortgage servicing rights:
Beginning of year	$10,845	$10,733	$6,706
Additions	713	2,964	6,052
Amortization	(3,705)	(2,852)	(2,025)
End of year	7,853	10,845	10,733
Valuation allowance at beginning of year	1,080	100	210
Additions (recoveries)	1,085	980	(110)
Valuation allowance at end of year	2,165	1,080	100
Mortgage servicing rights, net	$5,688	$9,765	$10,633

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $(1,324), $238 and $1,381 for the year ended December 31, 2020, 2019 and 2018, respectively.

The fair value of mortgage servicing rights was $5,841 and $10,271 at December 31, 2020 and 2019, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 22.5%, (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 43 months and a weighted average default rate of 0.2%. The fair value at December 31, 2019 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 20.1%, (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 52 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At December 31, 2020 and 2019, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 15-Fair Values of Financial Instruments.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,646,523 and $1,154,076 at December 31, 2020 and 2019, respectively. Time deposits included brokered deposits of $42,751 and $25,000 at December 31, 2020 and 2019, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $487,340 and $283,457 at December 31, 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of time deposits, including brokered deposits, were as follows:

2021	$1,258,983
2022	297,971
2023	69,162
2024	9,126
2025	11,281
Total	$1,646,523

Note 8—FHLB Borrowings

FHLB borrowings at December 31, 2020 and 2019 consist of the following:

	2020	Interest Rates	2019	Interest Rates
Long-term fixed rate advances	$318,000	0.43% -1.96%	$229,000	1.07% - 1.96%

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2021 to February 2030. Interest on these advances is payable monthly, and each advance is payable at its maturity date and may contain a prepayment penalty if paid before maturity. At December 31, 2020, advances totaling $307,000 were callable by the FHLB as follows: $100,000 in February 2021; $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At December 31, 2020, the Bank had additional borrowing capacity of $120,797 from the FHLB.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The contractual annual maturities of FHLB advances at December 31, 2020 are as follows:

2021	$11,000
2022	—
2023	—
2024	—
2025	—
Thereafter	307,000
$318,000

FHLB Overdraft Line of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the year ended December 31, 2020 and 2019 was $18 and $2,008, respectively. At December 31, 2020 and 2019, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.46% and 1.99% at December 31, 2020 and 2019, respectively. The agreement has a one-year term and terminates in October 2021.

The FHLB advances and the overdraft line of credit are collateralized by pledged securities and loans. Refer to Note 3—Investment Securities for further information on securities pledged and Note 4—Loans for further information on loans pledged.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $100,000 and $70,000 at December 31, 2020 and 2019 , respectively. There were no borrowings under these unsecured credit lines during the year ended December 31, 2020 or 2019.

Note 9—Subordinated Notes, net

The subordinated notes (the "Notes") were as follows:

	December 31,
	2020	2019
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	411	474
Unamortized debt issuance costs	(70)	(295)
Total	$65,341	$65,179

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $4,713, $4,701 and $4,689 for the year ended December 31, 2020, 2019 and 2018, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined by regulatory guidelines.

The Company currently may not issue new debt without the prior approval of the FRB.

Note 10-Stock Repurchase Program

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

During the year ended December 31, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82, including commissions and fees (average repurchase price of $7.57 per share). During the year ended December 31, 2019, the Company repurchased and cancelled 3,134,806 shares of its common stock for $30,349, including commissions and fees (average repurchase price of $9.68 per share). Such repurchases of common stock were funded through cash generated from operations. As of December 31, 2020, the Company had $19,568 of common stock purchases remaining that may be made under the program. The Company currently may not repurchase any common stock without the approval of the FRB.

In March 2020, the Company suspended the stock repurchase program for at least the near term in connection with the issues giving rise to the internal review of the Advantage Loan Program (the "Internal Review"), which has been led by outside legal counsel under the direction of a special committee of independent directors (the "Special Committee"). The primary focus of the Internal Review has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. Refer to Note 19─Commitments and Contingencies for further information regarding the Internal Review.

Note 11—Shareholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 10,000,000 shares of preferred stock and 500,000,000 shares of no par common stock.

No Par Common Stock

Holders of common stock are entitled to one vote per share on all matters submitted to shareholders and entitled to dividends at the sole direction of the board of directors. Dividends declared per common share were $0.01, $0.04 and $0.04, and dividends paid on common stock were $499, $2,044 and $2,119, for the year ended December 31, 2020, 2019 and 2018, respectively. The holders have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions with respect to such shares. The common stock is subordinate to the series preferred stock as described below with respect to dividend rights or rights upon liquidation, winding up and dissolution of the Company.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 12—Stock-based Compensation

The board of directors established a 2017 Omnibus Equity Incentive Plan (the “2017 Plan”), which was approved by the shareholders. The 2017 Plan provides for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

The board of directors established the 2020 Omnibus Equity Incentive Plan (the "2020 Plan"), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted. No grants under the 2020 Plan have been issued during the year ended December 31, 2020. Due to the adoption of the 2020 Plan, no further grants will be issued under the 2017 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. For stock option awards granted in 2020, the awards generally vest ratably over three years (one-third per year) after the date of grant while stock option awards granted prior to 2020 vests generally in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years.

The board of directors approved the issuance of options to purchase 67,361, 84,889 and 92,625 shares of common stock to certain key employees which are accounted for as equity awards during the year ended December 31, 2020, 2019 and 2018, respectively.

On June 5, 2020, the Company granted its Chief Executive Officer ("CEO") options to purchase 300,000 shares of common stock with an exercise price of $4.00 per share. The stock options vest one-third on January 1, 2021, one-third on the first anniversary of the date of grant and one-third on January 1, 2022. The stock options vest immediately upon the CEO's termination due to death or disability and upon a change in control event, as defined in the CEO's employment agreement. In the event of termination other than for cause, the CEO's then vested stock options will remain exercisable for three years following termination, provided that the CEO remains in compliance with certain terms contained in his employment agreement.

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

The weighted average grant-date fair value of options issued in 2020, 2019 and 2018 was $1.29, $3.20 and $4.56, respectively. The grant-date fair value of each stock option award was estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.49%	2.66%	2.80%
Expected term (in years)	5.61	6.75	6.75
Expected stock price volatility	33.91%	26.26%	23.70%
Dividend yield	0.10%	0.40%	0.29%

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

A summary of the Company's stock option activity as of and for the year ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2020	142,477	$12.29	8.60	—
Granted	367,361	4.57
Exercised	—	—
Forfeited/expired	(131,956)	9.93
Outstanding at December 31, 2020	377,882	$5.61	9.09	$—

The Company recorded stock-based compensation expense associated with stock options of $200, $137 and $82 for the year ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there was $237 of total unrecognized compensation cost related to nonvested stock options granted under the 2017 Plan. The unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 1.15 years. No options are exercisable at December 31, 2020.

Restricted Stock Awards

Restricted stock awards are issued to certain key employees and non-employee directors. The board of directors approved the issuance of 151,874 restricted stock awards to certain key employees during 2020 and 71,144 restricted stock awards to certain key employees and 10,460 restricted stock awards to non-employee directors during 2019. The restricted stock awards issued during 2020 vest ratably over three years (one-third per year). The restricted stock awards issued during 2019 vest in installments of 50% in each of the third and fourth year after the date of grant for key employee awards and vest on the first anniversary of the grant date for non-employee director awards. The value of a restricted stock award is based on the market value of the Company's common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2017 Plan, the outstanding restricted stock awards will immediately vest.

A summary of the restricted stock awards activity as of and for the year ended December 31, 2020 periods indicated is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2020	100,096	$11.02
Granted	151,874	6.91
Vested	(10,460)	9.52
Forfeited	(103,574)	9.12
Nonvested at December 31, 2020	137,936	$7.90

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $134, $360 and $215 for the year ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there was $686 of total unrecognized compensation cost related to the nonvested stock granted under the 2017 Plan. The cost is expected to be recognized over a weighted-average period of 2.16 years. The total fair value of shares vested during the year ended December 31, 2020 and 2019 was $100 and $214, respectively.

Note  13—Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

determines the potentially dilutive common shares using the treasury stock method. In periods of a net loss, basic and diluted per share information are the same. The following table presents the computation of income (loss) per share, basic and diluted:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(12,967)	$29,248	$63,468

Denominator:
Weighted average common shares outstanding, basic	49,840,882	51,115,986	52,963,308
Weighted average effect of potentially dilutive common shares:
Stock options	—	—	—
Restricted stock	—	11,893	2,259
Weighted average common shares outstanding, diluted	49,840,882	51,127,879	52,965,567

Income (loss) per share:
Basic	$(0.26)	$0.57	$1.20
Diluted	$(0.26)	$0.57	$1.20

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Stock options	359,234	167,255	92,625
Restricted stock	166,621	28,676	—
Total	525,855	195,931	92,625

Note 14—Employee Benefit Plans

Defined Contribution Retirement Plan

The Bank maintains a defined contribution plan under which it makes quarterly matching contributions in an amount equal to 100% of the lesser of the first 3% of the amount the employee contributed or deferred or 3% of the employee's base salary during such quarter. The employee must have been employed by the Bank on the date the matching contribution was made in order to have received it. In addition , the Bank also makes a contribution of up to 1% of the amount deferred or contributed, based on a tiered scale of its return on assets for the prior year. The matching contributions were made only up to the amount of the employee's deferrals or contributions for the plan. The Bank also has the discretion to make additional contributions. The Bank's contributions to the plan were $256, $758 and $773 for the year ended December 31, 2020, 2019 and 2018, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Executive Incentive Retirement Plan Agreement

The Bank entered into individual executive incentive retirement plan agreements with six employees. These agreements provided for payments, if payable in accordance with their respective terms and in accordance with applicable law, upon a separation from service or a "change of control" (as defined in such agreements ) if the individual has met specified vesting requirements. Each of these agreements provided for death benefits in the event of death in active service to the Bank. In 2020, an agreement for a former employee was forfeited in connection with the individual's termination of service. Under the terms of the remaining agreements, each of the employees was credited an additional amount to such employees' book-entry incentive award account under the applicable agreement in 2020 based on a monthly crediting formula. The employee may have made an election to receive payments under the employee’s agreement as a lump sum or as an installment. The aggregate liability accrued for potential payments under these agreements was $3,016 and $3,157 at December 31, 2020 and 2019, respectively. Periodic expense consisted of the Bank’s contribution which was made ratably over the build up period until retirement, adjusted for annual interest cost. The aggregate expense, net of forfeitures, for such agreements was $(141), $290 and $273 for the years ended December 31, 2020, 2019 and 2018, respectively.

Spilt Dollar Life Insurance Agreement

The Bank has entered into split dollar life insurance agreements with respect to its controlling shareholder and former CEO of the Bank. Pursuant to the agreements with the Bank, a portion of the death benefits arising from life insurance policies owned by the Bank would be paid to beneficiaries designated by the controlling shareholder. The estimated present value of the cost to the Company of providing these death benefits and the associated accrued liability by the Company was $4,347 and $4,340 at December 31, 2020 and 2019, respectively. Payments of $31 and $28 were made to the controlling shareholder and former CEO during 2019 and 2018, respectively, in accordance with the split dollar life insurance agreements.

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

Impaired Loans

The fair value of collateral-dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach, such as comparable sales or the income approach, or a combination of both. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by us. Once received, an appraisal compliance review is completed in accordance with regulatory guidelines.

Mortgage Servicing Rights

Fair value of mortgage servicing rights is initially determined at the individual grouping level based on an internal valuation model that calculates the present value of estimated future net servicing income. On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon third-party valuations obtained. As disclosed in Note 6—Mortgage Servicing Rights, net, the valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income (Level 3).

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2020 and 2019:

		Fair Value Measurements at
		December 31, 2020
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury & Agency securities	$138,997	$40,192	$98,805	$—
Mortgage-backed securities	33,814	—	33,814	—
Collateralized mortgage obligations	126,596	—	126,596	—
Collateralized debt obligations	187	—	—	187
Equity securities	5,118	5,118	—	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

		Fair Value Measurements at
		December 31, 2019
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury securities	$122,803	$122,803	$—	$—
Mortgage-backed securities	23,104	—	23,104	—
Collateralized mortgage obligations	1,183	—	1,183	—
Collateralized debt obligations	199	—	—	199
Equity securities	5,009	5,009	—	—

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020 and 2019:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	2020	2019
Balance of recurring Level 3 assets at beginning of period	$199	$297
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	(10)	(6)
Principal maturities/settlements	(2)	(92)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$187	$199

Unrealized losses on Level 3 investments for collateralized debt obligations were $27 and $17 at December 31, 2020 and 2019, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $7 and $13 for the year ended December 31, 2020 and 2019, respectively.

The fair value of the collateralized debt obligations is obtained from third-party pricing information. It is determined by calculating discounted cash flows using LIBOR curves plus spreads that adjust for credit risk and illiquidity. The Company also performs an internal analysis that considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers to corroborate the information used from the independent third party.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the consolidated balance sheet at December 31, 2020 and 2019, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at December 31, 2020
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$8,240	$—	$—	$8,240
Construction	5,015	—	—	5,015
Mortgage loans held for sale	19,375	—	19,375	—
Mortgage servicing rights	5,175	—	—	5,175

Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$7,949	$—	$—	$7,949

As discussed previously, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following table presents quantitative information about Level 3 fair value measurements at December 31, 2020 and 2019:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Impaired loans:
Commercial real estate	$8,240	Sales comparison approach/Income capitalization approach	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (36%)
Construction	$5,015	Hybrid of sales comparison and income capitalization approaches	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (15%)
Mortgage servicing rights	$5,175	Discounted cash flow	Discount rate	9.5% -12.0%
				(11.6)%
			Prepayment speed	10.5% -37.0%
				(23.7)%
			Default rate	0.1% -0.2%
				(0.2)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$7,949	Discounted cash flow	Discount rate	9.5% - 12.0% (11.9)%
			Prepayment speed	7.2% - 47.1% (21.3)%
			Default rate	0.1% - 0.3% (0.2)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2020 and 2019, are as follows:

	Fair Value Measurements at December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$998,497	$998,497	$998,497	$—	$—
Interest-bearing time deposits with other banks	7,021	7,021	7,021	—	—
Mortgage loans held for sale	2,909	3,052	—	3,052	—
Loans, net	2,434,356	2,521,874	—	—	2,521,874

Financial Liabilities
Time deposits	1,646,523	1,658,020	—	1,658,020	—
Federal Home Loan Bank borrowings	318,000	328,150	—	328,150	—
Subordinated notes, net	65,341	65,753	—	65,753	—

	Fair Value Measurements at December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,819	$77,819	$77,819	$—	$—
Interest-bearing time deposits with other banks	1,025	1,025	1,025	—	—
Mortgage loans held for sale	1,337	1,368	—	1,368	—
Loans, net	2,891,530	2,978,846	—	—	2,978,846
Financial Liabilities
Time deposits	1,154,076	1,161,490	—	1,161,490	—
Federal Home Loan Bank borrowings	229,000	227,333	—	227,333	—
Subordinated notes, net	65,179	65,650	—	65,650	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 16—Income Taxes

The components of the income tax (benefit) expense are as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$4,489	$15,341	$16,435
State	1,908	6,354	7,979
Total current expense	6,397	21,695	24,414
Deferred:
Federal	(8,373)	(3,995)	478
State	(3,933)	(2,057)	212
Total deferred (benefit) expense	(12,306)	(6,052)	690
Total income tax (benefit) expense	$(5,909)	$15,643	$25,104

The reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate is as follows:

	2020	2019	2018
U.S. federal statutory rate	21.0%	21.1%	21.0%
Effect of:
State taxes, net of federal benefit	8.5%	4.0%	7.1%
Non-deductible items	—%	9.5%	—%
Income on cash surrender value of bank-owned life insurance	0.6%	(0.2)%	(0.2)%
Other, net	1.2%	0.4%	0.4%
Effective tax rate	31.3%	34.8%	28.3%

The components of deferred tax assets and liabilities at December 31, 2020 and 2019 comprised the following:

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$20,185	$6,144
Contingent losses	—	2,834
Mortgage repurchase liability	2,705	2,217
Mark-to-market adjustments on mortgage loans held for sale	41	9
Supplemental retirement benefit plan	841	895
Deferred loan fee income	158	268
State franchise tax	503	1,455
Compensation plans	531	729
Operating lease liabilities	5,715	5,631
Other	1,258	633
Total deferred tax assets	31,937	20,815
Deferred tax liabilities:
FHLB stock dividends	(120)	(122)
Mortgage servicing rights	(1,586)	(2,768)
Operating lease right-of-use asset	(5,363)	(5,305)
Other	(542)	(525)
Total deferred tax liabilities	(7,611)	(8,720)
Deferred tax asset, net	$24,326	$12,095

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company incurred a capital loss of $1,815 during the year ended December 31, 2020 which it cannot utilize on its 2020 tax return. The loss can be carried forward for five years and utilized against capital gains during the carryforward period. The capital loss will expire if unused at December 31, 2025.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management evaluated the deferred tax assets for recoverability by considering negative and positive evidence. Based on the weight of all available evidence, the Company believes it is more likely than not that the deferred tax asset at December 31, 2020 will be realized through the future reversals of existing taxable temporary differences and projected future taxable income.

The Company is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Company is not subject to examination by the Internal Revenue Service for the years before 2017.

There were no unrecognized tax benefits at December 31, 2020, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 17—Related Party Transactions

From time to time, the Company makes charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $375, $900 and $900 to the foundation during the year ended December 31, 2020, 2019 and 2018 , respectively.

The Bank provides monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. In July 2020, the Bank terminated such data processing agreement, effective as of November 2020. Aggregate fees received by the Bank for such services amounted to $79, $105 and $105 during the year ended December 31, 2020, 2019 and 2018, respectively.

The Company paid fees for transportation, totaling $12 during the year ended December 31, 2018, to an aviation company controlled by the Company's controlling shareholders.

Related party leases are disclosed in Note 18—Operating Leases.

Note 18—Operating Leases

The Company has adopted ASU No. 2016-02, Leases (ASC 842) as of January 1, 2019. ASC 842 requires a lessee to recognize the following for all leases, except short-term leases, at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 using the optional transition method. Therefore, the 2018 comparative financial information has not been restated and continues to be reported under ASC 840, Leases.

The Company's operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets at December 31, 2020 and 2019. The lessors' respective rates implicit in these operating leases and subsequent operating leases are generally not available and were not determinable from the terms of the lease. Therefore, the Company uses its incremental borrowing rate in determining the present value of the future lease payments when measuring the operating lease liabilities. The incremental borrowing rates are not observable, and therefore the rates are estimated primarily using observable borrowing rates on the Company's FHLB advances. The FHLB borrowing rates are generally for over-collateralized advances with varying lengths of maturities. Therefore, the risk-free U.S. government bond rate and high-credit quality unsecured corporate bond rates are also considered in estimating the incremental borrowing rates. The Company's incremental borrowing rates are developed considering its monthly payment amounts and the initial terms of its leases.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company leases its corporate headquarters and branch offices through noncancelable operating lease contracts. Such noncancelable operating lease contracts have remaining terms ranging from 2021 to 2030 and generally have options to extend for one or two five-year periods. Beginning in 2019, the lease term may include options to extend the lease when it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement. The lease agreements, most often, provide for rental payments that increase over the lease term based on a fixed percentage or based on a specified consumer price index. Any changes in the consumer price index after the lease commencement date are considered variable lease payments and recorded in the period when incurred. Additionally, the Company, in most cases, is required to pay insurance costs, real estate taxes and other operating expenses such as common area maintenance.

The Company historically has leased certain storage and office space from entities owned by the Company’s controlling shareholders. The leases have been terminated as of December 31, 2020. Amounts paid under such leases totaled $203, $236 and $241 for the year ended December 31, 2020, 2019 and 2018, respectively. The Company also subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $277, $274 and $269 for the year ended December 31, 2020, 2019 and 2018, respectively.

Rent expense was $4,401 for the year ended December 31, 2018. The components of lease expense, which are recorded in noninterest expense – occupancy and equipment, in the consolidated statements of operations for the year ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$4,554	$4,507
Variable lease cost	959	1,235
Total	$5,513	$5,742

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2021	$4,186
2022	3,421
2023	3,180
2024	3,119
2025	2,884
Thereafter	5,942
Total lease payments	22,732
Less: future interest costs(1)	(2,235)
Present value of lease liabilities	$20,497
(1)	Computed using the estimated interest rate for each lease

Other information related to the lease liabilities as of and for the year ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
Other Information	2020		2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,478		$4,307
Weighted average remaining lease term	6.60	years	6.83	years
Weighted average discount rate	3.16%		3.54%

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 19—Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which are not reflected in the consolidated financial statements.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At December 31, 2020, outstanding commitments to make loans consisted of fixed rate loans of $12,292 with interest rates ranging from 2.50% to 4.375% and maturities ranging from 10 to 30 years and variable rate loans of $28,039 with varying interest rates (ranging from 3.125% to 4.625% at December 31, 2020) and maturities ranging from 25 to 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At December 31, 2020, the unused lines of credit include residential second mortgages of $19,145, construction loans of $120,716, commercial lines of credit of $762 and consumer loans of $42. These unused lines of credit consisted of fixed rate loans of $43 with interest rates ranging from 5.50% to 18.00% and maturities ranging from 2 to 3 months and variable rate loans of $140,622 with varying interest rates (ranging from 3.25% to 7.75%) and maturities ranging from 1 month to 15 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2020 and 2019:

	2020	2019
Commitments to make loans	$40,331	$76,927
Unused lines of credit	140,665	220,553
Standby letters of credit	24	24

Legal Proceedings

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings, except as described below, that are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings, in the aggregate, are immaterial to its financial position, results of operations or liquidity.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Bank is currently under formal investigation by the OCC and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the “OCC Agreement”), relating primarily to certain aspects of its Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program as well as the Bank’s credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. Specifically, the OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. Further, any failure to comply with the requirements of the OCC Agreement could result in further enforcement actions, the imposition of material restrictions on the activities of the Bank, or the assessment of fines or penalties. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third-party vendor and engage a third party to conduct a model validation for its BSA/AML monitoring software.

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in the Company’s results of operations for the year ended December 31, 2020 and 2019.

The Bank also has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s residential lending practices and related issues. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has and expects to continue to incur significant costs in its efforts to comply with the DOJ investigation in 2021.

In addition, the Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020, seeking damages and reimbursement of fees and expenses. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. On September 22, 2020, the Company filed with the court a motion to dismiss the amended complaint, and each of the Company and the plaintiff has submitted briefs in support of their respective positions. Subsequent to December 31, 2020, the Company, each individual defendant and the plaintiff reached an agreement in principle to settle the securities class action lawsuit. Refer to Note 22 – Subsequent Events for further discussion.

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with the Internal Review. The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of the Special Committee, has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. Results from the Special Committee's Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company permanently discontinued the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed herein, and it is possible additional work will be required in connection with the Internal Review.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company determined that, in the latter part of the fourth quarter of 2019, it became probable that a loss may be incurred with respect to the above mentioned pending investigations and litigations. Accordingly, at December 31, 2019, the Company established a liability of $25,000 for contingent losses based on additional information obtained during the course of the Internal Review and significant judgments by management. During the fourth quarter of 2020, the Company increased the liability for contingent losses by $2,500. At December 31, 2020, the Company has a liability of $27,500 for contingent losses. The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s business, financial condition or results of operations.

In December 2020, the Company concluded that an insurance recovery related to the contingent loss liability recorded for the class action lawsuit is probable. Therefore, a loss recovery receivable of $12,500 has been recorded, in the amount of the total losses previously recorded at December 31, 2020. The loss recovery has been recorded in non-interest expense in the statements of operations, which is where the contingent losses were previously recorded in the year ended December 31, 2019. The amount of the corresponding loss recovery receivable reflects the amount of the agreement in principle to settle the class action lawsuit that would be paid by the Company's insurance carriers.

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requested that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter stated that, if the board of directors had not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refused to take the actions demanded, the purported shareholder would commence a shareholder derivative action on behalf of the Company seeking appropriate relief. The board of directors established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. The demand review committee's investigation is ongoing; accordingly, no actions have been taken by the board of directors. Further, no legal action has yet to be brought by the purported shareholder. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the claims set forth in the demand letter or that, if any such litigation is commenced, it will not have a material impact on our financial condition or results of operations.

Establishment of Mortgage Repurchase Liability

During the period 2015 through 2019, the Company sold portfolio loans originated under the Advantage Loan Program to private investors in the secondary market. The Company also sells conventional residential real estate loans (which excludes Advantage Loan Program loans) in the secondary market primarily to Fannie Mae on an ongoing basis. In connection with these loans sold, the Company makes customary representations and warranties about various characteristics of each loan. The Company may be required pursuant to the terms of the applicable mortgage loan purchase and sale agreements to repurchase any previously sold loan or indemnify (make whole) the investor for which the representation or warranty of the Company proves to be inaccurate, incomplete or misleading. In the event of a repurchase, the Company is typically required to pay the unpaid principal balance, the proportionate premium received when selling the loans and certain expenses. Before 2020, any repurchases due to a breach of any such representations and warranties were de minimis.

In 2019, in connection with the above mentioned investigations stemming from the Advantage Loan Program, the Bank recorded a mortgage repurchase liability of $7,823, primarily related to probable losses on the previously sold Advantage Loan Program loan portfolio. The Company determined that these losses became probable in the latter part of the fourth quarter of 2019, taking into account the results of the Internal Review. In 2020, based on further analysis, the Company increased the mortgage repurchase liability by $2,527. The Bank applied $651 against the liability during 2020. The Bank's mortgage repurchase liability was $9,699 and $7,823 at December 31, 2020 and 2019, respectively. The repurchase liability is included in accrued expenses and other liabilities in the consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $562,139 and $759,568 at December 31, 2020

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

and 2019, respectively, including Advantage Loan Program loans totaling $429,816 and $670,243 at December 31, 2020 and 2019, respectively.

The mortgage repurchase liability reflects management's estimate of losses based on a combination of factors. The Company's estimation process requires management to make subjective and complex judgements about matters that are inherently uncertain, such as future repurchase demand expectations, economic factors and findings from the Internal Review. The actual repurchase losses could vary significantly from the recorded mortgage repurchase liability, depending on the outcome of various factors, including those previously discussed.

In May 2020, the Company negotiated the repurchases of two pools of Advantage Loan Program loans with a total outstanding unpaid principal balance of $38,704. These loans were previously sold to third-party investors with servicing retained and were evaluated and considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a loss of $136 related to a fair value discount in other non-interest expense and a disposition of $428 of mortgage servicing rights.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans.

For the remainder of 2020, certain third-party investors accepted the above mentioned offer, from which the Company repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $30,934. These loans were previously sold to such third-party investors with servicing retained and were evaluated and considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a loss of $135 related to fair value discount in other non-interest expense, and a disposition of $361 of mortgage servicing rights, and charged a loss of $651 against the mortgage repurchase liability.

Note 20—Regulatory Capital Requirements

The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a thrift holding company, is subject to the capital adequacy requirements of the Federal Reserve. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators in their discretion can require the Company to lower classifications in certain cases. Prompt corrective action provisions are not applicable to thrift holding companies. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.

Under the Basel III capital rules, the Company and the Bank must hold a capital conservation buffer ("CCB") over the adequately capitalized risk-based capital ratios. At present, in order to avoid the imposition of restrictions on capital distributions and discretionary bonus payments, the Company is required to maintain a CCB of at least 2.50%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio of 7.0% (in each case accounting for the required CCB). Management believes that at December 31, 2020, the Company and the Bank meet all regulatory capital requirements to which they are subject.

At December 31, 2020 and 2019, the Bank exceeded all capital requirements to be categorized as well capitalized, and the Company exceeded applicable capital adequacy requirements as presented below. The Company's consolidated and the Bank’s actual

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

and minimum required capital amounts and ratios, with such regulatory minimums not including the CCB as discussed above, at December 31, 2020 and 2019 are as follows:

			For Capital
			Adequacy		To be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$407,733	22.58%	$144,466	8.00%	N/A	N/A
Bank	386,237	21.56	143,339	8.00	179,174	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	319,204	17.68	108,350	6.00	N/A	N/A
Bank	363,224	20.27	107,504	6.00	143,339	8.00
Common Equity Tier 1 (CET1)
Consolidated	319,204	17.68	81,262	4.50	N/A	N/A
Bank	363,224	20.27	80,628	4.50	116,463	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	319,204	8.08	158,067	4.00	N/A	N/A
Bank	363,224	9.20	157,954	4.00	197,442	5.00

			For Capital
			Adequacy		To be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total adjusted capital to risk-weighted assets
Consolidated	$419,327	21.49%	$156,081	8.00%	N/A	N/A
Bank	346,985	17.82	155,809	8.00	$194,761	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,418	17.04	117,061	6.00	N/A	N/A
Bank	325,255	16.70	116,857	6.00	155,809	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,418	17.04	87,796	4.50	N/A	N/A
Bank	325,255	16.70	87,643	4.50	126,595	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	332,418	10.11	131,471	4.00	N/A	N/A
Bank	325,255	9.90	131,469	4.00	164,337	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank, and banking regulations limit the dividends that may be paid. Approval by regulatory authorities is required if (i)the total capital distributions for the applicable calendar year exceed the sum of the Bank's net income for that year to date plus the Bank's retained net income for the preceding two years or (ii) the Bank would not be at least adequately capitalized following the distribution.

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in qualified thrift investments, including mortgage loans, housing- and real estate- related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is well capitalized as defined by regulatory guidelines.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Bank is currently required to obtain the prior approval of the OCC in order to pay dividends to the Company due to the existence of a formal agreement with the OCC. Refer to Note 19 - Commitments and Contingencies. In addition, the Company currently is required to obtain the prior approval of the FRB in order to pay dividends to the Company’s shareholders.

Note 21— Condensed Financial Information of Sterling Bancorp, Inc. (Parent Only)

Financial statements of Sterling Bancorp, Inc. (“Parent”) are shown below. The Parent has no significant operating activities.

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Cash held at Bank	$20,952	$79,714
Investment in subsidiaries	363,611	325,451
Other assets	13,914	3,625
Total assets	$398,477	$408,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Subordinated notes, net	$65,341	$65,179
Other liabilities	13,545	10,997
Total liabilities	78,886	76,176
Total shareholders’ equity	319,591	332,614
Total liabilities and shareholders’ equity	$398,477	$408,790

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
Expenses:
Interest expense	$4,713	$4,700	$4,689
Provision (recovery) for contingent losses, net	(10,000)	10,000	—
Other	6,135	803	961
Total expenses	848	15,503	5,650
Loss before income tax and equity in subsidiaries income (loss)	(848)	(15,503)	(5,650)
Income tax benefit	246	4,496	1,186
Loss before equity in subsidiaries income (loss)	(602)	(11,007)	(4,464)
Equity in subsidiaries income (loss) income	(12,365)	40,255	67,932
Net income (loss) income	$(12,967)	$29,248	$63,468
Other comprehensive income
Equity in other comprehensive income of subsidiaries	191	205	113
Total comprehensive income (loss) income	$(12,776)	$29,453	$63,581

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(12,967)	$29,248	$63,468
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in subsidiaries loss (income)	12,365	(40,255)	(67,932)
Other	162	150	140
Changes in operating assets and liabilities:
Change in other assets	(289)	(3,353)	175
Change in other liabilities	(7,452)	10,000	—
Net cash used in operating activities	(8,181)	(4,210)	(4,149)
Cash flows from investing activities
Capital contributed to subsidiary (Bank)	(50,000)	—	—
Dividends received from subsidiaries	—	19,002	6,119
Net cash (used in) provided by investing activities	(50,000)	19,002	6,119
Cash flows from financing activities
Repurchase of shares of common stock	(82)	(30,349)	—
Dividends paid to shareholders	(499)	(2,044)	(2,119)
Net cash used in financing activities	(581)	(32,393)	(2,119)
Net decrease in cash	(58,762)	(17,601)	(149)
Cash held at Bank, beginning of year	79,714	97,315	97,464
Cash held at Bank, end of year	$20,952	$79,714	$97,315
Supplemental cash flows information:
Cash paid for:
Interest	$4,550	$4,550	$4,550

Dividends

During 2020, the Parent made a capital contribution to the Bank of $50,000. The Parent received cash dividends from its subsidiaries of $19,002 and $6,119 during the year ended December 31, 2019 and 2018, respectively.

Note 22—Subsequent Events

Defined Contribution Retirement Plan

The Bank has amended the defined contribution retirement plan effective as of January 1, 2021 to, among other things, increase the employer matching contributions to 100% of the amount contributed or deferred by the participant up to 6%, which will be immediately vested. In addition, beginning with employer matching contributions with respect to the 2021 plan year, the employer matching contributions under the defined contribution retirement plan will be made in the form of common stock of the Company to be held in a unitized stock fund.

Executive Incentive Retirement Plan Agreements

The board of directors acted to terminate the remaining executive incentive retirement plan agreements, as discussed in Note 14 above, effective January 1, 2021, which would eliminate any further crediting to an individual’s book-entry incentive award account, but would allow for interest crediting in accordance with these remaining individuals’ agreements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Legal Proceedings

In February 2021, the Company reached an agreement in principle to settle the securities class action lawsuit disclosed in Note 19 - Commitments and Contingencies above. The agreement in principle provides for a single cash payment in exchange for the release of all of the defendants from all alleged claims therein and remains subject to final documentation, court approval and other conditions. The full amount of the settlement of $12,500 would be covered by the Company’s applicable insurance policies. In the event a final settlement is not executed, court approval is not received, or the settlement is not finalized for any other reason, the Company intends to vigorously defend this action.

In the first quarter of 2021, the Company learned of a formal investigation recently initiated by the SEC that is related to the Advantage Loan Program. The Company expects to receive document requests from the SEC and is fully cooperating with this investigation. Adverse findings in the SEC investigation could result in material losses due to penalties, disgorgement, costs and/or expenses imposed on the Company, which could have a material adverse effect on the Company's future operations, financial condition, growth or other aspects of its business. The Company expects to incur significant costs in its efforts to comply with the SEC investigation in 2021.

Branch Purchase and Assumption Agreement

On March 19, 2021, the Bank entered into an agreement with First Federal Savings & Loan Association of Port Angeles, a Washington state chartered bank, to sell the Bank’s Bellevue, Washington branch office, subject to receipt of applicable regulatory approvals and other customary closing conditions. The transfer includes all deposit accounts located at the branch, with a total current approximate balance of $77.7 million. The sale includes all branch premises and equipment, and the agreement provides that the buyer intends to offer employment to all associated staff.

Repurchases of Mortgage Loans

In March 2021, an investor accepted the Company’s offer to repurchase a pool of Advantage Loan Program loans with an outstanding unpaid principal balance of $88,758. These loans were previously sold to such third-party investors with servicing retained and were considered to be performing at the acquisition date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Background

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with the Internal Review. The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of the Special Committee, has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. During the course of the Internal Review, the Special Committee and management discovered that certain employees had engaged in misconduct in connection with the origination of a significant number of residential real estate loans under the Advantage Loan Program, and management identified certain material weaknesses in the Company’s internal control over financial reporting, as further described below.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the deficiencies described below that constituted material weaknesses in our internal control over financial reporting as of December 31, 2020. These material weaknesses did not result in the identification of any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K or the consolidated financial statements included in our prior filings with the SEC. While these material weaknesses did not result in material errors in our consolidated financial statements, they could result in misstatements of our accounts that could result in a material misstatement of our consolidated financial statements and disclosures that may not be prevented or detected.

Control Environment

We have identified deficiencies in the control environment component of the COSO Framework that constitute material weaknesses, either individually or in the aggregate. Contributing factors include:

●	The Company’s organizational structure and reporting lines did not adequately provide for an effective internal control environment that advanced the identification and evaluation of risk. This included lack of adequate independence between operational and control functions within the Company.
●	The Company’s internal controls were not commensurate with the size and scale of the organization, which more appropriately required a robust internal audit function reporting to the Audit Committee.

Risk Assessment

We have previously identified deficiencies in the risk assessment component of the COSO Framework that aggregate to a material weakness. Specifically, the deficiencies related to the principles within the component related to identifying and assessing all of the risks in the Advantage Loan Program that may impact or create fraud risks or impact the materiality of such risks. As a result, the Company has yet to implement a comprehensive fraud risk assessment of the organization to ensure risks are adequately considered and appropriately addressed within the internal control environment of the Company. Such an assessment is required by the COSO 2013 framework.

Remediation Plan and Status

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment.

To date, we have taken the following remedial actions:

●	Suspended the Advantage Loan Program in December 2019, and subsequently permanently discontinued the program in March 2020.
●	Conducted the Internal Review of our lending operations, which resulted in the termination or resignation of a significant number of employees, including the top loan producers within the Advantage Loan Program, the former Chairman, President and Chief Executive Officer, the President of Commercial and Retail Banking and Chief Lending Officer and a Senior Vice President with primary responsibility for, among other things, oversight of the Advantage Loan Program.
●	Appointed experienced professionals in key leadership positions, including the newly established role of Chief Risk Officer in February 2020 and a new Chief Executive Officer in June 2020 , who are helping to establish a tone at the top that demonstrates a commitment to integrity and ethical values.
●	Adopted clawback policies in compliance with Section 304 of the Sarbanes-Oxley Act that cover all officers and employees who earn incentive compensation in the form of bonuses or commissions.

●	Revised the Company's Code of Conduct to ensure employees' obligations regarding the reporting of any type of potentially suspicious activity are appropriately addressed.
●	Developed enhanced procedural manuals and training programs for loan personnel regarding the Bank's loan origination process, policies and procedures.

Our management regards successful completion of our remaining remedial actions as an important priority. While additional work continues to be underway, some of the more significant remaining remedial activities that need to be completed include:

●	Reevaluating and revising our current Federal Deposit Insurance Corporation Improvement Act (FDICIA) compliance program to encompass requirements under the Sarbanes-Oxley Act, specifically including improvements to program governance, risk assessment processes, and corrective actions, and to include testing methodologies established by the Institute of Internal Auditors.
●	Redesigning and implementing necessary changes to the existing system of internal controls in the context of the revised and more comprehensive risk assessment.
●	Continuing to assess the current organizational structure, along with staffing levels and competencies to ensure the optimal complement of personnel with appropriate qualifications and skill sets.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, our management's report was not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our board of directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our board of directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020 ("Proxy Statement"), which information is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Executive Officers” in the Proxy Statement is incorporated herein by reference. The Audit Committee of our board of directors and the information regarding audit committee financial experts are set forth under the caption "Board of Directors and Committees" in our Proxy Statement, which is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. All Financial Statements and Supplemental Information

The Company’s financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Part II, Item 8.

3.	Exhibits

The Exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.2	Second Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		S-1/A		3.2	10/31/2017
3.4	Amended and Restated Bylaws of Sterling Bancorp, Inc.		S-1/A		3.4	10/31/2017
4.1	Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/2017
4.2	Description of Securities		10-K	12/31/2019	4.2	10/06/2020
10.1*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan		S-1/A		10.3	11/07/2017
10.2*	Form of Restricted Stock Award Agreement with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.1	03/27/2018
10.3*	Form of Notice of Grant of Stock with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.2	03/27/2018
10.4*	Sterling Bancorp, Inc. 2020 Omnibus Equity Incentive Plan		DEF 14A			11/09/2020
10.5*	Form of Restricted Stock Award Agreement (Employees and Consultants) with respect to the 2020 Omnibus Equity Incentive Plan	X
10.6*	Form of Restricted Stock Award Agreement (Non-Employee Directors) with respect to the 2020 Omnibus Equity Incentive Plan	X
10.7*	Form of Notice of Grant of Stock Option and Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan	X

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.8*	Form of Notice of Grant of Incentive Stock Option and Incentive Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan	X
10.9	Form of Subordinated Note Purchase Agreement by and among Sterling Bancorp, Inc. and the several purchasers of the Subordinated Notes and Form of Note		S-1		10.4	10/19/2017
10.10*	Agreement dated June 18, 2019 by and between Sterling Bank and Trust, F.S.B. and the Office of the Comptroller of the Currency		10-Q	06/30/2019	10.1	08/09/2019
10.11*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Thomas Lopp		10-K	12/31/2019	10.9	10/06/2020
10.12*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Michael Montemayor		10-K	12/31/2019	10.10	10/06/2020
10.13*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Steve Huber		10-K	12/31/2019	10.11	10/06/2020
10.14*	Amendment, dated January 1, 2021, to the Sterling Bank & Trust, F.S.B. Executive Incentive Retirement Plan by and between Sterling Bank & Trust, F.S.B. and Steve Huber	X
10.15*	Indemnification Agreement executed July 24, 2008 between Sterling Bancorp, Inc. and Gary Judd		10-K	12/31/2019	10.8	10/06/2020
10.16*	Employment Agreement dated as of April 1, 2017 between Sterling Bank & Trust F.S.B. and its affiliated entities and Peter Sinatra		10-K	12/31/2019	10.12	10/06/2020
10.17*	Employment Agreement entered into as of June 1, 2020 by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	06/01/2020
10.18*	Stock Purchase Agreement effective as of June 1, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.3	06/01/2020
10.19*	Nonqualified Stock Option Agreement dated as of June 5, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		10-K	12/31/2019	10.16	10/6/2020

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.20*	Change of Control Agreement dated March 10, 2021 by and between Sterling Bancorp, Inc. and Christine Meredith	X
21	Subsidiaries of Sterling Bancorp, Inc.	X
23.1	Consent of Crowe LLP	X
31.1	Section 302 Certification—Chief Executive Officer	X
31.2	Section 302 Certification—Chief Financial Officer	X
32.1	Section 906 Certification—Chief Executive Officer	X
32.2	Section 906 Certification—Chief Financial Officer	X
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
*	Indicates a management contract or compensatory plan or arrangement.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Dated: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2021

/s/ STEPHEN HUBER Stephen Huber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2021

/s/ STEVEN E. GALLOTTA Steven E.Gallotta	Director	March 26, 2021

/s/ PEGGY DAITCH Peggy Daitch	Director	March 26, 2021

/s/ SETH MELTZER Seth Meltzer	Director	March 26, 2021

/s/ SANDRA SELIGMAN Sandra Seligman	Director	March 26, 2021

/s/ DENNY KIM Denny Kim	Director	March 26, 2021

/s/ TRACEY DEDRICK Tracey Dedrick	Director	March 26, 2021

/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	March 26, 2021

/s/ LYLE WOLBERG Lyle Wolberg	Director	March 26, 2021