Form 10-Q
period 2021-03-31
Sterling Bancorp, Inc.
filed 2021-05-14
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, 50,189,609 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$873,223	$998,497
Interest-bearing time deposits with other banks	5,528	7,021
Investment securities	259,686	304,958
Mortgage loans held for sale	19,848	22,284
Loans, net of allowance for loan losses of $71,871 and $72,387	2,389,599	2,434,356
Accrued interest receivable	10,439	10,990
Mortgage servicing rights, net	4,626	5,688
Leasehold improvements and equipment, net	9,085	8,512
Operating lease right-of-use assets	18,791	19,232
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	32,631	32,495
Deferred tax asset, net	24,104	24,326
Other assets	23,517	22,736
Total assets	$3,694,027	$3,914,045

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$61,329	$58,458
Interest-bearing deposits	2,749,868	3,040,508
Deposits held for sale	78,035	—
Total deposits	2,889,232	3,098,966
Federal Home Loan Bank borrowings	318,000	318,000
Subordinated notes, net	65,384	65,341
Operating lease liabilities	20,056	20,497
Accrued expenses and other liabilities	79,439	91,650
Total liabilities	3,372,111	3,594,454

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,009,407 shares at March 31, 2021 and 49,981,861 shares at December 31, 2020, respectively	80,807	80,807
Additional paid-in capital	13,603	13,544
Retained earnings	227,178	224,853
Accumulated other comprehensive income	328	387
Total shareholders’ equity	321,916	319,591
Total liabilities and shareholders’ equity	$3,694,027	$3,914,045

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Interest income
Interest and fees on loans	$31,294	$39,525
Interest and dividends on investment securities and restricted stock	390	1,034
Other interest	263	434
Total interest income	31,947	40,993

Interest expense
Interest on deposits	6,702	10,364
Interest on Federal Home Loan Bank borrowings	838	810
Interest on subordinated notes	1,180	1,177
Total interest expense	8,720	12,351

Net interest income	23,227	28,642
Provision (recovery) for loan losses	(737)	20,853
Net interest income after provision (recovery) for loan losses	23,964	7,789

Non-interest income
Service charges and fees	159	117
Investment management and advisory fees	—	313
Gain on sale of investment securities	—	233
Gain on sale of mortgage loans held for sale	398	269
Unrealized gains (losses) on equity securities	(90)	80
Net servicing loss	(430)	(911)
Income on cash surrender value of bank-owned life insurance	313	328
Other	103	100
Total non-interest income	453	529

Non-interest expense
Salaries and employee benefits	7,848	6,753
Occupancy and equipment	2,196	2,118
Professional fees	8,755	3,312
Advertising and marketing	40	273
FDIC assessments	719	19
Data processing	346	335
Net recovery of mortgage repurchase liability	(153)	—
Other	1,583	1,425
Total non-interest expense	21,334	14,235

Income (loss) before income taxes	3,083	(5,917)
Income tax expense (benefit)	758	(1,887)
Net income (loss)	$2,325	$(4,030)

Income (loss) per share, basic and diluted	$0.05	$(0.08)

Weighted average common shares outstanding:
Basic	49,851,202	49,837,662
Diluted	49,912,860	49,837,662

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$2,325	$(4,030)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $(23) and $284, respectively	(59)	731
Reclassification adjustment for gains included in net income of $- and $233, respectively, included in gain on sale of investment securities, net of tax effect of $- and $65, respectively	—	(168)
Total other comprehensive income (loss)	(59)	563
Comprehensive income (loss)	$2,266	$(3,467)

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2020	49,944,473	$80,889	$13,210	$238,319	$196	$332,614
Net loss	—	—	—	(4,030)	—	(4,030)
Repurchases of shares of common stock	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	134,177	—	109	—	—	109
Other comprehensive income	—	—	—	—	563	563
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at March 31, 2020	50,067,738	$80,807	$13,319	$233,790	$759	$328,675

Balance at January 1, 2021	49,981,861	$80,807	$13,544	$224,853	$387	$319,591
Net income	—	—	—	2,325	—	2,325
Restricted stock surrendered due to employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	36,082	—	105	—	—	105
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance at March 31, 2021	50,009,407	$80,807	$13,603	$227,178	$328	$321,916

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$2,325	$(4,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	(737)	20,853
Deferred income taxes	245	(6,237)
Gain on sale of investment securities	—	(233)
Unrealized (gains) losses on equity securities	90	(80)
Amortization (accretion), net, on investment securities	576	(128)
Depreciation and amortization on leasehold improvements and equipment	408	398
Origination, net of principal payments, mortgage loans held for sale	(7,980)	(16,855)
Proceeds from sale of mortgage loans held for sale	10,740	14,578
Gain on sale of mortgage loans held for sale	(398)	(269)
Net recovery of mortgage repurchase liability	(153)	—
Increase in cash surrender value of bank-owned life insurance, net of premiums	(136)	(153)
Valuation allowance adjustments and amortization of mortgage servicing rights	1,136	1,896
Stock-based compensation	105	109
Other	43	39
Change in operating assets and liabilities:
Accrued interest receivable	551	497
Other assets	190	662
Accrued expenses and other liabilities	(10,111)	(13,504)
Net cash used in operating activities	(3,106)	(2,457)

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	1,493	—
Maturities and principal receipts of investment securities	44,524	47,272
Sales of investment securities	—	23,044
Purchases of investment securities	—	(75,717)
Net decrease in loans	133,438	71,032
Purchases of portfolio loans	(90,862)	—
Purchase of leasehold improvements and equipment	(981)	(281)
Net cash provided by investing activities	87,612	65,350

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(209,734)	149,853
Proceeds from advances from Federal Home Loan Bank	—	100,000
Cash paid for surrender of vested shares due to employee tax liability	(46)	—
Repurchase of shares of common stock	—	(82)
Dividends paid to shareholders	—	(499)
Net cash provided by (used in) financing activities	(209,780)	249,272
Net change in cash and due from banks	(125,274)	312,165
Cash and due from banks at beginning of period	998,497	77,819
Cash and due from banks at end of period	$873,223	$389,984

Supplemental cash flows information
Cash paid:
Interest	$11,582	$9,993
Income taxes	—	102
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	530	42

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

On March 19, 2021, the Bank entered into an agreement with First Federal Savings & Loan Association of Port Angeles, a Washington state chartered bank, to sell the Bank’s Bellevue, Washington branch office, subject to receipt of applicable regulatory approvals and other customary closing conditions. The sale includes the transfer of all deposit accounts located at the branch, with a total balance of $78,035 at March 31, 2021, as well as the transfer of all branch premises and equipment. The agreement provides that the Bank will receive a premium of 2.1% on the principal balance of the deposits at closing. The agreement also provides that the buyer intends to offer employment to all associated staff. This transaction is expected to close in the second quarter of 2021.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2021, and the condensed consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future annual or interim period. The consolidated balance sheet at December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “2020 Form 10-K”).

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance provides that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. If certain criteria are met, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform. The Company’s primary contracts that reference LIBOR are its loan contracts, purchase and sale agreements for investment securities transactions, customer deposit agreements and borrowing agreements with the FHLB. The Company has not yet determined an alternative rate to LIBOR at this time. The optional amendments in ASU No. 2020-04 are effective for all entities for contract modifications made for LIBOR transition between March 12, 2020 through December 31, 2022. The Company may take advantage of the LIBOR transition relief allowed under this ASU in the future.

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

On December 21, 2020, QCM, LLC, doing business as Quantum Capital Management, a wholly-owned subsidiary of Quantum Fund, LLC and an indirect wholly-owned subsidiary of the Bank, completed the sale of substantially all of its assets, which consisted

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

primarily of client advisory agreements for aggregate consideration of $250. The operations of Quantum Capital Management were not significant.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At March 31, 2021 and December 31, 2020, residential real estate loans accounted for 82% and 81%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At March 31, 2021 and December 31, 2020, approximately 86% and 87%, respectively, of the loan portfolio was originated to customers in California.

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced on March 6, 2020 that it permanently discontinued this program. Loans originated under this Program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including nonaccrual residential real estate loans held for sale of $18,572 at March 31, 2021) totaled $1,488,343 and $1,515,248, or 73% and 74%, of the residential loan portfolio at March 31, 2021 and December 31, 2020, respectively.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets, resulted in an unprecedented slowdown in economic activity and a related increase in unemployment, and have increased economic and market uncertainty and volatility. The Company’s primary market areas of California, the greater Seattle market, and New York City have been hit particularly hard by the COVID-19 pandemic. Federal and state governments have taken, and continue to take, unprecedented actions to contain the spread of the disease, including vaccine distribution, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief for businesses and individuals impacted by the pandemic.

During the first quarter of 2021, the COVID-19 pandemic continues to create and exacerbate significant risks and uncertainties for the market that the Bank serves. As the Bank’s residential and commercial customers are facing various levels of financial stress, the Bank continues to experience an elevated level of delinquent and nonaccrual loans, primarily in residential real estate, office, lodging, retail and construction loans.

The duration and severity of the effect of the COVID-19 pandemic on economic, market and business conditions remain uncertain. The Company continues to be subject to heightened business, operational, market, credit and other risks related to the COVID-19 pandemic, which may have an adverse effect on its business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at March 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses:

	March 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$118,624	$162	$—	$118,786
Mortgage-backed securities	31,462	70	(418)	31,114
Collateralized mortgage obligations	103,658	729	(68)	104,319
Collateralized debt obligations	213	—	(20)	193
Total	$253,957	$961	$(506)	$254,412

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$138,742	$255	$—	$138,997
Mortgage-backed securities	33,743	72	(1)	33,814
Collateralized mortgage obligations	126,359	628	(391)	126,596
Collateralized debt obligations	214	—	(27)	187
Total	$299,058	$955	$(419)	$299,594

Securities with a fair value of $73,725 were pledged as collateral on FHLB borrowings at March 31, 2021.

All of the Company’s mortgage-backed securities, and a majority of the Company’s collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $720 and $816 at March 31, 2021 and December 31, 2020, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of March 31, 2021 and December 31, 2020.

For the three months ended March 31, 2020, the proceeds from sales of debt securities available for sale were $23,044. The Company recorded gross realized gains of $235 and gross realized losses of $(2). There were no sales of debt securities available for sale for the three months ended March 31, 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The amortized cost and fair value of debt securities available for sale issued by U.S. Treasury and Agency securities at March 31, 2021 are shown by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately in the table below, as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury & Agency securities
Due less than one year	$44,970	$45,061
Due after one year through five years	73,654	73,725
Mortgage-backed securities	31,462	31,114
Collateralized mortgage obligations	103,658	104,319
Collateralized debt obligations	213	193
Total	$253,957	$254,412

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at March 31, 2021 and December 31, 2020 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$20,970	$(418)	—	$—	$20,970	$(418)
Collateralized mortgage obligations	32,360	(68)	—	—	32,360	(68)
Collateralized debt obligations	—	—	193	(20)	193	(20)
Total	$53,330	$(486)	$193	$(20)	$53,523	$(506)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$5,694	$(1)	$—	$—	$5,694	$(1)
Collateralized mortgage obligations	75,740	(391)	—	—	75,740	(391)
Collateralized debt obligations	—	—	187	(27)	187	(27)
Total	$81,434	$(392)	$187	$(27)	$81,621	$(419)

As of March 31, 2021, the debt securities portfolio consisted of 22 debt securities, with 8 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2021, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $193 and $187 at March 31, 2021 and December 31, 2020, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as speculative. The issuers of the underlying investments (the collateral) of the collateralized debt obligation are banks. Management uses in-house and third-party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $20 and $27 of the unrealized losses reported at March 31, 2021 and December 31, 2020, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At March 31, 2021 and December 31, 2020, equity securities totaled $5,274 and $5,364, respectively, and are included in investment securities in the condensed consolidated balance sheets. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

At March 31, 2021 and December 31, 2020, equity securities with readily determinable fair values were $5,028 and $5,118, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net gains (losses) recorded during the period on equity securities	$(90)	$80
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$(90)	$80

The Company has elected to account for its investment in a thinly traded restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the three months ended March 31, 2021 and 2020. The investment was reported at $246 at both March 31, 2021 and December 31, 2020.

Note 5—Loans

Major categories of loans were as follows:

	March 31,	December 31,
	2021	2020
Residential real estate	$2,008,439	$2,033,526
Commercial real estate	263,508	259,958
Construction	184,490	206,581
Commercial lines of credit	5,029	6,671
Other consumer	4	7
Total loans	2,461,470	2,506,743
Less: allowance for loan losses	(71,871)	(72,387)
Loans, net	$2,389,599	$2,434,356

Loans totaling $570,920 and $630,197 were pledged as collateral on FHLB borrowings at March 31, 2021 and December 31, 2020, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Provision (recovery) for loan losses	486	805	(2,023)	(5)	—	—	(737)
Charge offs	—	—	—	—	—	—	—
Recoveries	204	16	1	—	—	—	221
Total ending balance	$33,056	$22,763	$15,966	$86	$—	$—	$71,871

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision (recovery) for loan losses	6,808	5,999	7,616	40	—	390	20,853
Charge offs	—	—	—	—	—	—	—
Recoveries	10	19	1	—	—	—	30
Total ending balance	$19,154	$11,261	$11,439	$368	$1	$390	$42,613

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment evaluation method as of March 31, 2021 and December 31, 2020:

				Commercial
	Residential	Commercial		Lines of	Other
March 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$43	$—	$1,965	$4	$—	$—	$2,012
Collectively evaluated for impairment	33,013	22,763	14,001	82	—	—	69,859
Total ending allowance balance	$33,056	$22,763	$15,966	$86	$—	$—	$71,871
Loans:
Loans individually evaluated for impairment	$208	$19,032	$41,988	$2,408	$—	$—	$63,636
Loans collectively evaluated for impairment	2,008,231	244,476	142,502	2,621	4	—	2,397,834
Total ending loans balance	$2,008,439	$263,508	$184,490	$5,029	$4	$—	$2,461,470

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$287	$1,905	$4	$—	$—	$2,237
Collectively evaluated for impairment	32,325	21,655	16,083	87	—	—	70,150
Total ending allowance balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Loans:
Loans individually evaluated for impairment	$208	$20,974	$48,871	$3,981	$—	$—	$74,034
Loans collectively evaluated for impairment	2,033,318	238,984	157,710	2,690	7	—	2,432,709
Total ending loans balance	$2,033,526	$259,958	$206,581	$6,671	$7	$—	$2,506,743

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At March 31, 2021			At December 31, 2020
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$113	$91	$—	$116	$94	$—
Commercial real estate:						—
Retail	1,240	1,016	—	1,247	1,029	—
Hotels/Single-room occupancy hotels	17,923	18,016	—	11,428	11,419	—
Construction	35,150	34,560	—	42,669	41,951	—
Commercial lines of credit, C&I lending	2,285	2,285	—	3,857	3,857	—
Subtotal	56,711	55,968	—	59,317	58,350	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	113	117	43	114	114	41
Commercial real estate, hotels/single-room occupancy hotels	—	—	—	8,645	8,526	287
Construction	7,463	7,428	1,965	6,920	6,920	1,905
Commercial lines of credit, private banking	123	123	4	124	124	4
Subtotal	7,699	7,668	2,012	15,803	15,684	2,237
Total	$64,410	$63,636	$2,012	$75,120	$74,034	$2,237

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021			2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$93	$—	$—	$96	$—	$—
Commercial real estate:
Retail	1,023	—	—	1,089	15	10
Hotels/Single-room occupancy hotels	18,005	—	—	—	—	—
Construction	34,274	123	80	26,653	466	269
Commercial lines of credit, private banking	2,285	—	—	1,243	21	14
Subtotal	55,680	123	80	29,081	502	293
With an allowance for loan losses recorded:
Residential real estate, first mortgage	115	—	—	117	1	1
Construction	7,174	—	—	—	—	—
Commercial lines of credit, private banking	124	2	1	131	2	1
Subtotal	7,413	2	1	248	3	2
Total	$63,093	$125	$81	$29,329	$505	$295

In the tables above, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans which was not significant.

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$26,921	$45	$20,043	$46
Residential second mortgage	714	—	686	—
Commercial real estate:
Retail	1,016	—	20	—
Hotels/Single-room occupancy hotels	18,016	—	19,945	—
Construction	34,581	—	41,873	—
Commercial lines of credit:
Private banking	2,285	—	2,285	—
C&I lending	—	—	1,572	—
Total	$83,533	$45	$86,424	$46

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The following tables present the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
March 31, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$28,749	$12,780	$26,966	$68,495	$1,922,807	$1,991,302
Residential second mortgage	—	—	714	714	16,423	17,137
Commercial real estate:
Retail	1,232	—	1,016	2,248	13,845	16,093
Multifamily	—	—	—	—	87,502	87,502
Offices	—	—	—	—	24,551	24,551
Hotels/Single-room occupancy hotels	5,457	—	18,016	23,473	52,011	75,484
Industrial	—	—	—		13,158	13,158
Other	—	384	—	384	46,336	46,720
Construction	11,771	—	34,581	46,352	138,138	184,490
Commercial lines of credit:
Private banking	—	—	2,285	2,285	123	2,408
C&I lending	715	—	—	715	1,906	2,621
Other consumer	—	—	—	—	4	4
Total	$47,924	$13,164	$83,578	$144,666	$2,316,804	$2,461,470

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$37,819	$14,524	$20,089	$72,432	$1,943,602	$2,016,034
Residential second mortgage	362	134	686	1,182	16,310	17,492
Commercial real estate:
Retail	1,010	—	20	1,030	15,170	16,200
Multifamily	3,835	—	—	3,835	75,374	79,209
Offices	—	—	—	—	27,061	27,061
Hotels/ Single-room occupancy hotels	—	—	19,945	19,945	47,690	67,635
Industrial	—	—	—	—	13,186	13,186
Other	—	—	—	—	56,667	56,667
Construction	8,593	2,514	41,873	52,980	153,601	206,581
Commercial lines of credit:
Private banking	—	—	2,285	2,285	124	2,409
C&I lending	—	—	1,572	1,572	2,690	4,262
Other consumer	—	—	—	—	7	7
Total	$51,619	$17,172	$86,470	$155,261	$2,351,482	$2,506,743

The aging of the loans in the table above as of March 31, 2021 has not been adjusted for customers granted a payment deferral in response to COVID-19. These loans remain in the aging category that was applicable at the time of payment deferral. Interest continues to accrue on these loans. Refer to the discussion of forbearance loans below.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Troubled Debt Restructurings

At March 31, 2021 and December 31, 2020, the balance of outstanding loans identified as troubled debt restructurings, along with the allocated portion of the allowance for loan losses with respect to these loans, was as follows:

	March 31, 2021		December 31, 2020
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Losses	Investment	Loan Losses
Residential real estate, first mortgage	$208	$43	$209	$41
Commercial real estate, retail	1,016	—	1,029	—
Construction	28,102	1,965	26,985	1,906
Commercial lines of credit, private banking	123	4	124	4
Total	$29,449	$2,012	$28,347	$1,951

During the three months ended March 31, 2021, the Bank modified the terms of two construction loans and one private banking loan with an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for a new loan with similar risk. The total outstanding recorded investments were $10,863 both before and after modification. During the three months ended March 31, 2021 and 2020, there were no loans modified as troubled debt restructurings that defaulted for which the payment default occurred within one year of modification. Six loans totaling $21,697 modified as troubled debt restructurings are in default under their modified terms as of March 31, 2021.

The terms of certain other loans have been modified during the three months ended March 31, 2021 and 2020 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Forbearance Loans

As a response to the COVID-19 pandemic, the Company has offered forbearance under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to customers facing COVID-19-related financial difficulties. The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions related to federally backed mortgage loans, which include loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by HUD or are insured or guaranteed by other listed agencies. Borrowers of such federally backed mortgage loans experiencing a financial hardship as a result of COVID-19 may request forbearance, regardless of delinquency status, for up to 360 days. Subsequently, the federal agencies as well as the state of California announced extensions of their moratoria on single-family foreclosures and evictions and Federal Housing Administration insured loans, with the latest extensions through June 30, 2021.

Certain provisions of the CARES Act, as amended in December 2020 by the Consolidated Appropriations Act of 2021, encourage financial institutions to practice prudent efforts to work with borrowers impacted by the COVID-19 pandemic. Under these provisions, a modification deemed to be COVID-19-related would not be considered a troubled debt restructuring if the loan were not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or January 1, 2022. The banking regulators issued similar guidance, which also clarified that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings.

In this context, the Company implemented a COVID-19 forbearance program that generally provided for principal and interest forbearance for 120 days to residential borrowers with extensions available to qualified borrowers available for up to a maximum deferral period of twelve months, and these loans were not considered troubled debt restructurings. Under the forbearance program, interest continues to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest will be added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of the note, thus extending the loan’s maturity date. The terms of commercial loan forbearances are reviewed and determined on a case-by-case basis, and these loans were not considered troubled debt restructurings. Loans modified under the CARES program during the three months ended March 31, 2021 totaled $36,130, among which $8,136 loans were granted an

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

extension of forbearance after the initial forbearance period expired by December 31, 2020. The amount of loans that remain in payment deferral totaled $41,855 and $15,785 at March 31, 2021 and December 31, 2020, respectively. Total accrued interest receivables on these loans were $552 and $146 at March 31, 2021 and December 31, 2020, respectively.

Foreclosure Proceedings

At March 31, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $8,163 and $5,320, respectively. Of the loans in formal foreclosure proceedings $8,153 and $3,209 were included in mortgage loans held for sale in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans are classified as held for investment and receive an allowance for loan losses reserve allocation consistent with a substandard loan loss allocation rate as these loans are classified as substandard at both March 31, 2021 and December 31, 2020, respectively.

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

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

At March 31, 2021 and December 31, 2020, the risk rating of loans by class of loans was as follows:

		Special
March 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,964,336	$—	$26,875	$91	$1,991,302
Residential second mortgage	16,423	—	714	—	17,137
Commercial real estate:
Retail	13,513	1,564	1,016	—	16,093
Multifamily	58,812	13,598	15,092	—	87,502
Offices	9,669	1,612	13,270	—	24,551
Hotels/ Single-room occupancy hotels	17,402	17,915	40,167	—	75,484
Industrial	5,859	—	7,299	—	13,158
Other	33,320	7,736	5,664	—	46,720
Construction	127,488	13,374	36,200	7,428	184,490
Commercial lines of credit:
Private banking	123	2,285	—	—	2,408
C&I lending	2,587	34	—	—	2,621
Other consumer	4	—	—	—	4
Total	$2,249,536	$58,118	$146,297	$7,519	$2,461,470

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,995,945	$—	$19,995	$94	$2,016,034
Residential second mortgage	16,806	—	686	—	17,492
Commercial real estate:
Retail	13,599	1,572	1,029	—	16,200
Multifamily	55,772	14,238	9,199	—	79,209
Offices	12,014	1,623	13,424	—	27,061
Hotels/Single-room occupancy hotels	9,115	17,984	40,536	—	67,635
Industrial	5,867	—	7,319	—	13,186
Other	43,193	7,732	5,742	—	56,667
Construction	152,577	14,234	32,850	6,920	206,581
Commercial lines of credit:
Private banking	124	2,285	—	—	2,409
C&I lending	3,573	—	689	—	4,262
Other consumer	7	—	—	—	7
Total	$2,308,592	$59,668	$131,469	$7,014	$2,506,743

During the three months ended March 31, 2021, the Bank repurchased a pool of Advantage Loan Program loans with a total outstanding principal balance of $87,944. For more information on the repurchases of mortgage loans, refer to Note 16—Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$157,605	$171,553
FHLB	53,424	64,661
Private investors	302,982	429,816
Total	$514,011	$666,030

Custodial escrow balances maintained with these serviced loans were $3,991 and $6,051 at March 31, 2021 and December 31, 2020, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended
	March 31,
	2021	2020
Mortgage servicing rights:
Beginning of period	$7,853	$10,845
Additions	74	107
Amortization	(2,072)	(650)
End of period	5,855	10,302

Valuation allowance at beginning of period	2,165	1,080
Additions (recoveries)	(936)	1,246
Valuation allowance at end of period	1,229	2,326

Mortgage servicing rights, net	$4,626	$7,976

Servicing fee loss, net of amortization of servicing rights and changes in the valuation allowance, was $(430) and $(911) for the three months ended March 31, 2021 and 2020, respectively.

The fair value of mortgage servicing rights was $4,855 and $5,841 at March 31, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at March 31, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 20.0% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 49 months and a weighted average default rate of 0.2%.The fair value at December 31, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 22.5% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 43 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At March 31, 2021 and December 31, 2020, the carrying amount of certain individual groupings exceeded their fair values, resulting in write-downs to fair value. Refer to Note 13—Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,482,122 and $1,646,523 at March 31, 2021 and December 31, 2020, respectively. Time deposits included brokered deposits of $35,000 and $42,751 at March 31, 2021 and December 31, 2020, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $431,131 and $487,340 at March 31, 2021 and December 31, 2020, respectively.

Note 8—FHLB Borrowings

FHLB borrowings at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,		December 31,
	2021	Interest Rates	2020	Interest Rates
Long-term fixed rate advances	$318,000	0.43%-1.96%	$318,000	0.43%-1.96%

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2021 to February 2030. Interest on these advances is payable monthly, and each advance is payable at its maturity date and may contain a prepayment penalty if paid before maturity. At March 31, 2021, advances totaling $307,000 were callable by the FHLB as follows: $100,000 in May 2021; $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At March 31, 2021, the Bank had additional borrowing capacity of $86,222 from the FHLB.

FHLB Overdraft Line of Credit and Letter of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The average amount outstanding during the three months ended March 31, 2021 and 2020 was $13 and $5, respectively. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.41% and 0.46% at March 31, 2021 and December 31, 2020, respectively. The agreement has a one-year term and terminates in October 2021. The Bank also had a $7,500 letter of credit with the FHLB at March 31, 2021, which was not in use. This letter has a 16-month term and expires in July 2022.

The FHLB advances, the overdraft line of credit and letter of credit are collateralized by pledged securities and loans. Refer to Note 4—Investment Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $80,000 and $100,000 at March 31, 2021 and December 31, 2020, respectively. There were no borrowings under these unsecured credit lines during the three months ended March 31, 2021 or 2020.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 9—Subordinated Notes, net

The subordinated notes (the "Notes") were as follows:

	March 31,	December 31,
	2021	2020
7.0% fixed to floating rate subordinated notes	$65,000	$65,000
Unamortized note premium	394	411
Unamortized debt issuance costs	(10)	(70)
Total	$65,384	$65,341

The Notes bear interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes will have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,180 and $1,177 for the three months ended March 31, 2021 and 2020, respectively. The Notes mature in April 2026.

On or after April 14, 2021, the Company may redeem the Notes, in whole or in part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest, in a principal amount with integral multiples of $1. The Notes were not redeemable by the Company prior to April 14, 2021 except in the event that (i) the Notes no longer qualify as Tier 2 Capital, (ii) the interest on the Notes is determined by law to be not deductible for Federal Income Tax reporting or (iii) the Company is considered an investment company pursuant to the Investment Company Act of 1940. There have been no redemptions of the Notes. The Notes are not subject to redemption by the noteholders.

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

During the three months ended March 31, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82, including commissions and fees (average repurchase price of $7.57 per share). Such repurchases of common stock were funded through cash generated from operations. As of March 31, 2021, the Company had $19,568 of common stock purchases remaining that may be made under the program.

In March 2020, the Company suspended the stock repurchase program for at least the near term in connection with the issues related to the Advantage Loan Program. Refer to Note 16─Commitments and Contingencies for further information regarding the internal review of the Advantage Loan Program (the "Internal Review"). The Company currently may not repurchase any common stock without the approval of the FRB.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 11—Stock-based Compensation

The board of directors established a 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) which was approved by the shareholders. The 2017 Plan initially provided for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted. Due to the adoption of the 2020 Plan, no further grants will be issued under the 2017 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Starting in 2020, stock option awards granted under the 2017 Plan generally vest ratably over three years (one-third per year) after the date of grant, while stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years. No stock option awards were granted under the 2020 Plan during the three months ended March 31, 2021.

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

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2021	377,882	$5.61	9.09	$—
Granted	—	—
Exercised	—	—
Forfeited/expired	(3,000)	13.73
Outstanding at March 31, 2021	374,882	$5.54	8.86	$498

Exercisable at March 31, 2021	128,550	$5.89	8.78	$166

The Company recorded stock-based compensation expense associated with stock options of $57 and $26 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $138 of total unrecognized compensation cost related to nonvested stock options granted under the 2017 Plan. The unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 1.08 years.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Restricted Stock Awards

During the three months ended March 31, 2021, 45,000 shares of restricted stock were awarded to non-employee independent directors under the 2020 Plan. The restricted stock awards generally vest ratably over three years (one-third per year) after the date of grant. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2021 is as follows:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value

Nonvested at January 1, 2021	137,936	$7.90
Granted	45,000	4.72
Vested	(31,906)	7.67
Forfeited	(8,918)	9.30
Nonvested at March 31, 2021	142,112	$6.85

In connection with the vesting of restricted stock awards during the three months ended March 31, 2021 under the 2017 Plan, the Company withheld 8,536 shares of stock in order to satisfy related tax withholding obligations.

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $48 and $83 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $767 of total unrecognized compensation cost related to the nonvested stock granted under the 2017 Plan and the 2020 Plan collectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.14 years. The total fair value of shares vested during the three months ended March 31, 2021 was $173.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 12—Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially dilutive common shares using the treasury stock method. In periods of a net loss, basic and diluted per share information are the same. The following table presents the computation of income (loss) per share, basic and diluted:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income (loss)	$2,325	$(4,030)

Denominator:
Weighted average common shares outstanding, basic	49,851,202	49,837,662
Weighted average effect of potentially dilutive common shares:
Stock options	49,790	—
Restricted stock	11,868	—
Weighted average common shares outstanding, diluted	49,912,860	49,837,662

Income (loss) per share:
Basic	$0.05	$(0.08)
Diluted	$0.05	$(0.08)

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
Stock options	74,882	201,165
Restricted stock	64,647	234,273
Total	139,529	435,438

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at lower of amortized cost or fair value. Mortgage loans held for sale may be carried at fair value on a nonrecurring basis when fair value is less than cost. The fair value is based on outstanding commitments from investors or quoted prices for loans with similar characteristics (Level 2).

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

Mortgage Servicing Rights

Fair value of mortgage servicing rights is initially determined at the individual grouping level based on an internal valuation model that calculates the present value of estimated future net servicing income. On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon third party valuations obtained. As disclosed in Note 6—Mortgage Servicing Rights, net, the valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income (Level 3).

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2021 and December 31, 2020:

		Fair Value Measurements at
		March 31, 2021
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury & Agency securities	$118,786	$20,053	$98,733	$—
Mortgage-backed securities	31,114	—	31,114	—
Collateralized mortgage obligations	104,319	—	104,319	—
Collateralized debt obligations	193	—	—	193
Equity securities	5,028	5,028	—	—

		Fair Value Measurements at
		December 31, 2020
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury & Agency securities	$138,997	$40,192	$98,805	$—
Mortgage-backed securities	33,814	—	33,814	—
Collateralized mortgage obligations	126,596	—	126,596	—
Collateralized debt obligations	187	—	—	187
Equity securities	5,118	5,118	—	—

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2021 and 2020:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	March 31, 2021	March 31, 2020
Balance of recurring Level 3 assets at beginning of period	$187	$199
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	7	(9)
Principal maturities/settlements	(1)	(1)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$193	$189

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Unrealized losses on Level 3 investments for collateralized debt obligations was $20 and $27 at March 31, 2021 and December 31, 2020, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $1 and $2 for the three months ended March 31, 2021 and 2020, respectively.

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

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheet at March 31, 2021 and December 31, 2020, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at March 31, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Construction	$5,463	$—	$—	$5,463
Mortgage servicing rights	3,244	—	—	3,244

	Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$8,240	$—	$—	$8,240
Construction	5,015	—	—	5,015
Mortgage loans held for sale	19,375	—	19,375	—
Mortgage servicing rights	5,175	—	—	5,175

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

As discussed previously, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following table presents quantitative information about Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2021
		Valuation		Range
	Fair Value	Technique	Unobservable Inputs	(Weighted Average) (1)
Impaired loans:
Construction	$5,463	Hybrid of sales comparison and income capitalization approaches	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (15%)
Mortgage servicing rights	$3,244	Discounted cash flow	Discount rate	9.5% - 12.0% (11.5%)
			Prepayment speed	10.6% - 36.2% (22.9%)
			Default rate	0.1% - 0.2% (0.2%)

(1)  The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
		Valuation		Range
	Fair Value	Technique	Unobservable Inputs	(Weighted Average) (1)
Impaired loans:
Commercial real estate	$8,240	Sales comparison approach/Income capitalization approach	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (36%)
Construction	$5,015	Hybrid of sales comparison and income capitalization approaches	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (15%)
Mortgage servicing rights	$5,175	Discounted cash flow	Discount rate	9.5% - 12.0% (11.6%)
			Prepayment speed	10.5% - 37.0% (23.7%)
			Default rate	0.1% - 0.2% (0.2%)

(1)  The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2021 and December 31, 2020, are as follows:

	Fair Value Measurements at March 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$873,233	$873,233	$873,233	$—	$—
Interest-bearing time deposits with other banks	5,528	5,537	—	5,537	—
Mortgage loans held for sale	19,848	19,872	—	19,872	—
Loans, net(1)	2,384,136	2,484,514	—	—	2,484,514

Financial Liabilities
Time deposits(2)	1,482,122	1,489,924	—	1,489,924	—
Federal Home Loan Bank borrowings	318,000	322,115	—	322,115	—
Subordinated notes, net	65,384	65,618	—	65,618	—
(1)	Excludes impaired loans measured at fair value on a nonrecurring basis at March 31, 2021.
(2)	Includes time deposits held for sale with a carrying value of $24,826 and a fair value of $24,956 (Level 2).

	Fair Value Measurements at December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$998,497	$998,497	$998,497	$—	$—
Interest-bearing time deposits with other banks	7,021	7,021	7,021	—	—
Mortgage loans held for sale	2,909	3,052	—	3,052	—
Loans, net	2,434,356	2,521,874	—	—	2,521,874

Financial Liabilities
Time deposits	1,646,523	1,658,020	—	1,658,020	—
Federal Home Loan Bank borrowings	318,000	328,150	—	328,150	—
Subordinated notes, net	65,341	65,753	—	65,753	—

Note 14—Regulatory Capital Requirements

The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a thrift holding company, is subject to the capital adequacy requirements of the Federal Reserve. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators, in their discretion, can require the Company to lower classifications in certain cases. Prompt corrective action provisions are not applicable to thrift holding companies. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on our business, financial condition and results of operations.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Under the Basel III capital rules, the Company and the Bank must hold a capital conservation buffer ("CCB") over the adequately capitalized risk-based capital ratios. At present, in order to avoid the imposition of restrictions on capital distributions and discretionary bonus payments, the Company is required to maintain a CCB of at least 2.50%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio of 7.0% (in each case accounting for the required CCB). Management believes that at March 31, 2021, the Company and the Bank meet all regulatory capital requirements to which they are subject.

At March 31, 2021 and December 31, 2020, the Bank exceeded all capital requirements to be categorized as well capitalized, and the Company exceeded applicable capital adequacy requirements as presented below. The Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimums not including the CCB as discussed above, at March 31, 2021 and December 31, 2020 are as follows:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$409,349	23.52%	$139,209	8.00%	N/A	N/A
Bank	391,014	22.66	138,030	8.00	$172,538	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	321,588	18.48	104,407	6.00	N/A	N/A
Bank	368,762	21.37	103,523	6.00	138,030	8.00
Common Equity Tier 1 (CET1)
Consolidated	321,588	18.48	78,305	4.50	N/A	N/A
Bank	368,762	21.37	77,642	4.50	112,150	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	321,588	8.34	154,264	4.00	N/A	N/A
Bank	368,762	9.60	153,689	4.00	192,111	5.00

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$407,733	22.58%	$144,466	8.00%	N/A	N/A
Bank	386,237	21.56	143,339	8.00	179,174	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	319,204	17.68	108,350	6.00	N/A	N/A
Bank	363,224	20.27	107,504	6.00	143,339	8.00
Common Equity Tier 1 (CET1)
Consolidated	319,204	17.68	81,262	4.50	N/A	N/A
Bank	363,224	20.27	80,628	4.50	116,463	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	319,204	8.08	158,067	4.00	N/A	N/A
Bank	363,224	9.20	157,954	4.00	197,442	5.00

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The Company’s principal source of funds for dividend payments is dividends received from the Bank, and banking regulations limit the dividends that may be paid. Approval by regulatory authorities is required if (i) the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

that year to date plus the Bank’s retained net income for the preceding two years or (ii) the Bank would not be at least adequately capitalized following the distribution.

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in qualified thrift investments, including mortgage loans, housing- and real estate-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is well capitalized as defined by regulatory guidelines.

The Bank is currently required to obtain the prior approval of the OCC in order to pay dividends to the Company due to the existence of a formal agreement with the OCC. Refer to Note 16—Commitments and Contingencies. In addition, the Company currently is required to obtain the prior approval of the FRB in order to pay dividends to the Company’s shareholders.

Note 15—Related Party Transactions

From time to time, the Company had made charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $225 to the foundation during the three months ended March 31, 2020. The Company ceased to make the charitable contributions in the second quarter of 2020.

The Bank had provided monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $27 during the three months ended March 31, 2020. The Bank terminated such data processing agreement, effective as of November 2020.

The Company historically had leased certain storage and office space from entities owned by the Company’s controlling shareholders. Amounts paid under such leases totaled $60 during the three months ended March 31, 2020. The leases have been terminated as of December 31, 2020.

The Company subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $95 and $69 during the three months ended March 31, 2021 and 2020, respectively.

Note 16—Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which are not reflected in the condensed consolidated financial statements.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At March 31, 2021, outstanding commitments to make loans consisted of fixed rate loans of $2,876 with interest rates ranging

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

from 2.375% to 4.125% and maturities ranging from 10 years to 30 years and variable rate loans of $23,701 with varying interest rates (ranging from 3.125% to 3.75% at March 31, 2021) and maturities of 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At March 31, 2021, the unused lines of credit include residential second mortgages of $16,399, construction loans of $85,355, commercial lines of credit of $11 and consumer loans of $45. These unused lines of credit consisted of fixed rate loans of $45 with interest rates ranging from 5.25% to 18% and maturities ranging from 3 months to 6 years and variable rate loans of $101,765 with varying interest rates (ranging from 3.25% to 9.75%) and maturities ranging from one month to 15 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Commitments to make loans	$26,577	$40,331
Unused lines of credit	101,810	140,665
Standby letters of credit	24	24

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

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred and expects to continue to incur significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in the Company's results of operations for the three months ended March 31, 2021 and 2020.

The Bank also has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program. On April 15, 2021, the DOJ charged by criminal information the former managing director of residential lending of the Bank with conspiracy to commit bank and wire fraud in connection with the Advantage Loan Program, and that individual has entered into an agreement with the DOJ to plead guilty to that charge. The criminal information and plea agreement assert that the individual acted with the knowledge and encouragement of certain former members of senior management. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has and expects to continue to incur significant costs in its efforts to comply with the DOJ investigation in 2021.

In the first quarter of 2021, the Company learned of a formal investigation recently initiated by the SEC. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company's internal controls, related to the Advantage Loan Program. The Company has received document requests from the SEC and is fully cooperating with this investigation. Adverse findings in the SEC investigation could result in material losses due to penalties, disgorgement, costs and/or expenses imposed on the Company, which could have a material adverse effect on the Company's future operations, financial condition, growth or other aspects of its business. The Company expects to incur significant costs in its efforts to comply with the SEC investigation in 2021.

In addition, the Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020, seeking damages and reimbursement of fees and expenses. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. On September 22, 2020, the Company filed with the court a motion to dismiss the amended complaint. In February 2021, the Company, each individual defendant and the plaintiff reached an agreement in principle to settle the securities class action lawsuit. On April 19, 2021, the plaintiff, the Company and each of the other defendants entered into the final settlement agreement and submitted it to the court. Preliminary approval was granted by the court on April 28, 2021, and a final approval hearing is scheduled to be held before the court on September 16, 2021. The final agreement provides for a single $12,500 cash payment in exchange for the release of all of the defendants from all alleged claims therein and remains subject to final documentation, court approval and other conditions. This $12,500 liability has been accrued for as of December 31, 2020. The full amount of the settlement will be paid by the Company’s insurance carriers under applicable insurance policies. In the event final court approval is not received, or the settlement is not finalized for any other reason, the Company intends to vigorously defend this action.

The Company maintained a liability of $27,500 for contingent losses at March 31, 2021 and December 31, 2020. The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s business, financial condition or results of operations.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported shareholder would commence a shareholder derivative action on behalf of the Company seeking appropriate relief. The board of directors established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. The demand review committee's investigation is ongoing; accordingly, no additional actions with respect to this matter have been taken by the board of directors. Further, legal action has not yet been brought by the purported shareholder. Nevertheless, expenses related to the evaluation by the demand review committee have been significant. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the demand letter or that, if any such litigation is commenced, the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation or that any such losses will not have a material impact on the Company’s financial condition or results of operations.

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

As of March 31, 2021 and December 31, 2020, the Bank maintained a mortgage repurchase liability in connection with the above mentioned investigations stemming from the Advantage Loan Program totaling $6,629 and $9,699, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $426,758 and $562,139 at March 31, 2021 and December 31, 2020, respectively, including Advantage Loan Program loans totaling $302,982 and $429,816 at March 31, 2021 and December 31, 2020, respectively.

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

In March 2021, a third-party investor accepted the Company’s offer to repurchase a pool of Advantage Loan Program loans with an outstanding unpaid principal balance of $87,944. These loans were previously sold to such third-party investor with servicing retained and were considered to be performing at the repurchase date. In connection with this repurchase, the Company recognized a disposition of $1,255 mortgage servicing rights and charged a loss of $2,917 against the mortgage repurchase liability.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

The table below presents the activity in the mortgage repurchase liability at March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Mortgage repurchase liability:
Beginning balance (as of January 1)	$9,699	$7,823
Net recovery	(153)	—
Charge offs	(2,917)	—
Ending balance	$6,629	$7,823

Note 17—Subsequent Events

Stock-based Compensation

On April 23, 2021, the Board of Directors approved the issuance of 182,702 restricted stock awards to certain key employees that vest ratably over three years (one-third per year) after the date of grant. The restricted stock awards were issued at fair market value at the date of grant. Upon a change in control, as defined in the 2020 Plan, the outstanding restricted stock awards will immediately vest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2020 Form 10-K.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals, and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would” and “annualized” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

The risks, uncertainties and other factors identified in our filings with the SEC, and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, see the risk factors set forth under “Item 1A. Risk Factors” in our 2020 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors and other disclosures, in evaluating these forward-looking statements.

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

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Part II, Item 1A. Risk Factors” and in our 2020 Form 10-K, as well as under this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Advantage Loan Program

●	The results of the Internal Review of our Advantage Loan Program and related matters
●	The results of investigations of us by the OCC, the DOJ, the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program
●	Compliance with the OCC Agreement and BSA /AML laws and regulations generally
●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the COVID-19 pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Federal Reserve
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of increases to the federal corporate tax rate

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the QTL test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws
●	Adverse effects that may arise from the material weaknesses in our internal control over financial reporting or a failure to promptly remediate them

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuance of LIBOR

Risks Related to Interest Rates

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	The recent significant transition in our senior management and our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees' adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family's ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above, under “Item 1A. Risk Factors” in our 2020 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, as well as the items set forth under “Part II, Item 1A. Risk Factors.”

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

Internal Review, Investigations and Regulatory Matters Related to the Advantage Loan Program

On December 9, 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with the Internal Review. The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of a special committee of independent directors (the “Special Committee”), has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. The Internal Review has indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income and employment, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company permanently discontinued the Advantage Loan Program, and a significant number of officers and employees have been terminated or resigned, including the top loan producers within the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed below, and it is possible additional work will be required in connection with the Internal Review.

The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and is responding to a formal investigation recently initiated by the SEC, all of which are related to the Advantage Loan Program. The Bank also continues to be subject to the OCC Agreement, which relates primarily to certain aspects of the Bank’s BSA/AML compliance program as well as its credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank.

The Company has incurred and continued to incur significant legal, consulting and other third-party expenses in the first quarter of 2021 in connection with the Internal Review, the government investigations, compliance with the OCC Agreement and defending litigation and threatened litigation related to the Advantage Loan Program.

For further information regarding these matters, see “Part II, Item 1. Legal Proceedings" and "Part II, Item 1A. Risk Factors."

Update on Impact of COVID-19

The COVID-19 pandemic continues to create extensive disruptions to U.S. and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Although in various locations certain activity restrictions have been relaxed with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and prompting the need for additional aid and other forms of relief. Recently, COVID-19 vaccinations have been increasing. It is too early to know how quickly these vaccines can be distributed to the broader population and how effective the vaccination of the broader population will be in mitigating the adverse social and economic effects of the pandemic. Further, variant strains of the COVID-19 virus have appeared, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic. The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (for example, waiving late payment and other fees). At March 31, 2021, pandemic-related forbearances totaled $41.9 million, or 1.7% of total loans, down significantly from peak levels in 2020. The remaining forbearances consist of $20.3 million residential real estate loans, $14.1 million commercial real estate loans and $7.4 million construction loans. We continue to work together with our borrowers as circumstances permit.

The economic disruptions related to the COVID-19 pandemic have resulted in a significant increase in delinquencies and loans on nonaccrual status across our commercial real estate loan, construction loan and residential real estate loan portfolios as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. For example, as of March 31, 2021, our commercial real estate loan portfolio includes loans secured by SROs, hotels, retail properties and offices, totaling $116.1 million, representing 4.7% of total loans, including $75.5 million of loans secured by SROs and hotels. According to data from Cushman & Wakefield, the office vacancy rate in San Francisco continued to rise during the first quarter of 2021 and was 18.7% as of March 31, 2021. In addition, operating cash flows from tenants have decreased as a result of the COVID-19 pandemic, and decreased travel as a result of the COVID-19 pandemic has affected our SRO borrowers by reducing demand from tourists for travel accommodations in San Francisco. Our construction loan portfolio also includes similar substantial exposures. In addition, the elevated unemployment rate will continue to have a significant adverse impact on the ability of our residential real estate borrowers to repay their loans.

During the first quarter of 2021, we continued to experience higher than normal downgrades and elevated nonaccrual level. Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, totaled $83.6 million at March 31, 2021, compared to $86.5 million at December 31, 2020.

Overview of Quarterly Performance

Our historical lending strategy has been to offer a range of loan products to the residential and commercial markets. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 82% of our loan portfolio as of March 31, 2021. The balance of our loan portfolio consists of commercial real estate, construction, and commercial lines of credit.

Our focus for 2021 is to continue to work hard to resolve our outstanding compliance issues and re-establish strong credit metrics for new lending initiatives. Going forward, we plan to focus on the diversification of our overall loan production and develop new residential loan products. However, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. In addition, we continued to maintain a high level of liquidity to prepare for potential Advantage Loan Program repurchase requests, which we have solicited from loan investors, and to compensate for the Bank's reduced borrowing capacity from the FHLB as a result of a reduction in collateral pledged, as well as to prepare for additional uncertainties related to our ongoing examinations and investigations. The Bank repurchased $87.9 million of Advantage Loan Program loans in the first quarter of 2021.

On March 19, 2021, the Bank entered into an agreement with First Federal Savings & Loan Association of Port Angeles, a Washington state chartered bank, to sell the Bank’s Bellevue, Washington branch office, subject to receipt of applicable regulatory approvals and other customary closing conditions. The sale includes the transfer of all deposit accounts located at the branch, with a total balance of $78.0 million at March 31, 2021, as well as the transfer of all branch premises and equipment. The agreement provides that the Bank will receive a premium of 2.1% on the principal balance of the deposits at closing. The agreement also provides that the buyer intends to offer employment to all associated staff. This transaction is expected to close in the second quarter of 2021.

As of March 31, 2021, the Company had total consolidated assets of $3.69 billion, total consolidated deposits of $2.89 billion and total consolidated shareholders’ equity of $321.9 million. Liquid assets, comprising cash and due from banks and investment securities, decreased $170.5 million, or 13%, to $1.13 billion from $1.30 billion at December 31, 2020. Total loans held for investment decreased $45.3 million, or 2%, to $2.46 billion from $2.51 billion at December 31, 2020. Net principal payments continued to exceed new loan production for the three months ended March 31, 2021. This decrease was partially offset by the repurchase of $87.9 million of Advantage Loan Program loans.

Our net income (loss) increased $6.4 million from net loss of $(4.0) million for the three months ended March 31, 2020 to net income of $2.3 million for the three months ended March 31, 2021, primarily attributable to a $0.7 million recovery of loan losses in the current period compared to a $20.9 million provision for loan losses for the same period in 2020. This increase was partially offset by a $5.4 million decrease in our net interest income and a $5.4 million increase in professional fees related to our efforts to achieve compliance with the OCC Agreement, our ongoing enhancements to our regulatory compliance framework (including our internal controls over financial reporting), and the ongoing government investigations and litigation. Our net interest margin decreased from 3.57% for the three months ended March 31, 2020 to 2.45% for the current period due primarily to a decline in the average balance of our loan portfolio, as well as a shift in the balance sheet mix and the impact of the current low interest rate environment.

Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes with a Common Equity Tier 1 ratio for the Company of 18.48% and a ratio of Tier 1 Capital to adjusted tangible assets of 8.34%. See "Liquidity and Capital Resources."

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

During the three months ended March 31, 2021, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2020 Form 10-K.

Financial Condition

The Company’s total assets were $3.69 billion at March 31, 2021 compared to $3.91 billion at December 31, 2020. Total loans, net of allowance for loan losses, decreased slightly to $2.39 billion compared to $2.43 billion at December 31, 2020. The investment securities portfolio decreased $45.3 million, or 15%, to $259.7 million at March 31, 2021 from $305.0 million at December 31, 2020. Total deposits, including $78.0 million deposits held for sale, decreased $209.7 million, or 7%, to $2.89 billion at March 31, 2021. Borrowings, excluding the Notes, remain unchanged at $318.0 million at March 31, 2021.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31, 2021		At December 31, 2020
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$2,008,439	82%	$2,033,526	81%
Commercial real estate	263,508	11%	259,958	11%
Construction	184,490	7%	206,581	8%
Total real estate	2,456,437	100%	2,500,065	100%
Commercial lines of credit	5,029	—%	6,671	—%
Other consumer	4	—%	7	—%
Total loans	2,461,470	100%	2,506,743	100%
Allowance for loan losses	(71,871)		(72,387)
Loans, net	$2,389,599		$2,434,356

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at March 31, 2021:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$26,953	$1,981,486	$2,008,439
Commercial real estate	83,360	180,148	263,508
Construction	—	184,490	184,490
Commercial lines of credit	157	4,872	5,029
Other consumer	4	—	4
Total	$110,474	$2,350,996	$2,461,470

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of March 31, 2021:

	Residential	Commercial		Commercial	Other
March 31, 2021	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$472,129	$20,459	$184,490	$4,872	$—	$681,950
More than 6 months through 12 months	482,188	11,758	—	—	—	493,946
More than 12 months through 24 months	418,015	47,768	—	—	—	465,783
More than 24 months through 36 months	207,826	25,498	—	—	—	233,324
More than 36 months through 60 months	337,502	74,665	—	—	—	412,167
More than 60 months	63,826	—	—	—	—	63,826
Fixed to Maturity	26,953	83,360	—	157	4	110,474
Total	$2,008,439	$263,508	$184,490	$5,029	$4	$2,461,470

At March 31, 2021, $356.4 million, or 15.2%, of our adjustable interest rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due or more and still accruing interest, troubled debt restructurings, nonaccrual loans held for sale and other loan collateral acquired through foreclosures and repossessions. At March 31, 2021 and December 31, 2020, we had $45 thousand and $46 thousand, respectively, of accruing loans that were past due 90 days or more. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. However, not all troubled debt restructurings are placed on nonaccrual status. At March 31, 2021 and December 31, 2020, we had troubled debt restructurings totaling $29.4 million and $28.3 million, respectively. Troubled debt restructurings on nonaccrual status at such dates totaled $21.8 million and $20.1 million, respectively, and are included in the nonaccrual loan categories in the following table. See Note 5—Loans—Troubled Debt Restructurings to our condensed consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated. In addition to the exclusions and presentation conventions described in the footnotes to the table, the categories of nonperforming assets in the following table do not include COVID-19-related loan forbearances that may be excluded from troubled debt restructurings under the CARES Act.

	At March 31,	At December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$27,635	$20,729
Commercial real estate	19,032	19,965
Construction	34,581	41,873
Commercial lines of credit	2,285	3,857
Other consumer	—	—
Total nonaccrual loans (2)	83,533	86,424
Other real estate owned	167	167
Loans past due 90 days or more and still accruing interest	45	46
Other troubled debt restructurings(3)	7,646	8,246
Nonaccrual loans held for sale(4)	18,572	19,375
Total nonperforming assets	$109,963	$114,258
Total loans	$2,461,470	$2,506,743
Total assets	$3,694,027	$3,914,045
Total nonaccrual loans to total loans(2)	3.39%	3.45%
Total nonperforming assets to total assets	2.98%	2.92%

(1)  Loans are classified as held for investment and are presented before the allowance for loan losses.

(2)  Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.

(3)  Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.

(4)  Nonaccrual loans held for sale were residential real estate loans as of March 31, 2021.

As of March 31, 2021, nonperforming assets totaled $110.0 million, reflecting a decrease of $4.3 million from $114.3 million as of December 31, 2020. This decrease is attributable primarily to nonaccrual construction loans, which totaled $34.6 million as of March 31, 2021, reflecting a decrease of $7.3 million from $41.9 million as of December 31, 2020. Residential real estate loans comprised 33% of total nonaccrual loans as of March 31, 2021 compared to 24% as of December 31, 2020. Commercial real estate and construction loans collectively comprised 64% of total nonaccrual loans compared to 72% as of December 31, 2020.

The decrease in nonaccrual construction loans is attributable primarily to three construction loans totaling $7.5 million paid in full and three construction loans totaling $4.6 million returning to accrual status upon conversion to commercial real estate bridge loans to allow time for the borrower to sell the project. The decrease was partially offset by the addition of one construction loan of $4.2 million to nonaccrual status.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the quarter ended March 31, 2021 if interest on all such loans had been recorded based upon original contract terms was approximately $1.2 million. The total amount of interest income received during the quarter ended March 31, 2021 on nonaccrual loans was $0.9 million.

COVID-19-Related Forbearances. Under the CARES Act, COVID-19-related loan forbearances may be excluded from treatment as a troubled debt restructuring if such forbearance meets certain criteria. Further, in response to the COVID-19 pandemic, we have offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. While the principal balance of loans modified due to the economic effects of the COVID-19 pandemic and still in forbearance declined from peak levels in 2020, we continue to work together with our borrowers as circumstances may permit. Residential real estate forbearances increased $9.6 million from $10.7 million at December 31, 2020 to $20.3 million at March 31, 2021. This increase was primarily attributable to eleven loans totaling $8.4 million, whose initial forbearance period expired by December 31, 2020, but whose borrowers subsequently requested and were granted an extension of forbearance in the first quarter of 2021, and the repurchase of previously sold loans totaling $1.7 million that were under forbearance. Two commercial real estate loans totaling $13.2 million and one construction loan of $7.4 million entered forbearance during the first quarter of 2021 and one commercial real estate loan of $4.2 million exited forbearance. Total loans in forbearance as of March 31, 2021 were $41.9 million, or 1.70%, of total loans held for investment. The following table sets forth such loans in forbearance at the dates indicated.

	March 31,	December 31,
Forbearance Composition	2021	2020
Residential real estate	$20,298	$10,729
Commercial real estate	14,129	5,056
Construction	7,428	—
Total loans in forbearance	$41,855	$15,785
Loans in forbearance to total loans held for investment	1.70%	0.63%

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, by type and amount at the dates indicated.

	March 31, 2021			December 31, 2020
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$28,749	$12,780	$27,680	$38,181	$14,658	$20,775
Commercial real estate	6,689	384	19,032	4,845	—	19,965
Construction	11,771	—	34,581	8,593	2,514	41,873
Commercial lines of credit	715	—	2,285	—	—	3,857
Other consumer	—	—	—	—	—	—
Total delinquent loans	$47,924	$13,164	$83,578	$51,619	$17,172	$86,470

Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, decreased $2.9 million, or 3%, from $86.5 million at December 31, 2020 to $83.6 million at March 31, 2021. This decrease was primarily attributable to our construction loan portfolio.

Classified Loans. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The four risk categories utilized are Pass, Special Mention, Substandard and Doubtful. Loans in the Pass category are considered to be of satisfactory quality, while the remaining three categories indicate varying levels of credit risk. See Note 5—Loans—Credit Quality to our consolidated financial statements for additional information about our risk categories.

Loans classified as Substandard, Doubtful and Special Mention were as follows:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Special Mention	$58,118	$59,668
Substandard	146,297	131,469
Doubtful	7,519	7,014
Total	$211,934	$198,151

Total Special Mention, Substandard and Doubtful loans were $211.9 million, or 8.61% of total loans, at March 31, 2021, compared to $198.2 million, or 7.90% of total loans, at December 31, 2020. The $14.8 million increase in Substandard loans was mainly attributable to the downgrade of 16 residential real estate loans totaling $12.2 million that became over 90 days past due, one commercial real estate loans of $6.0 million and one construction loan of $4.4 million. These downgrades were offset, in part, by the upgrade of ten residential real estate loans totaling $4.9 million that became current on their scheduled payments and $3.5 million of loans paid in full.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. See Note 5—Loans to our condensed consolidated financial statements for tables presenting additional data regarding the allowance for loan losses and impaired loans.

At March 31, 2021 and December 31, 2020, we had 23 and 31 impaired loans with recorded investments of $63.6 million and $74.0 million, respectively. Total impaired loans decreased $10.4 million, or 14%, primarily attributable to $11.1 million impaired loans paid in full and $2.7 million impaired loans returning to accrual status. This decrease was partially offset by one construction loan of $4.2 million being added to impaired status.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the condensed consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and nonaccrual loans, national and local business conditions, loss experience and an overall evaluation of the quality of the underlying collateral. In addition, certain qualitative components within our allowance for loan losses methodology have taken on increased significance as a result of the economic impact of the COVID-19 pandemic. These qualitative components include increased unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$72,387	$21,730
Charge offs:
Residential real estate	—	—
Commercial real estate	—	—
Construction	—	—
Commercial lines of credit	—	—
Other consumer	—	—
Total charge offs	—	—
Recoveries:
Residential real estate	204	10
Commercial real estate	16	19
Construction	1	1
Commercial lines of credit	—	—
Other consumer	—	—
Total recoveries	221	30
Net recoveries	221	30
Provision (recovery) for loan losses	(737)	20,853
Allowance for loan losses at end of period	$71,871	$42,613
Nonperforming loans and troubled debt restructurings at end of period	$91,224	$40,790
Total loans at end of period	$2,461,470	$2,842,258
Average loans during period	$2,467,037	$2,870,715
Allowance for loan losses to nonperforming loans and troubled debt restructurings at end of period	79%	105%
Allowance for loan losses to total loans at end of period	2.92%	1.50%
Net recoveries to average loans outstanding during the period	(0.01)%	—%

The following tables set forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At March 31, 2021		At December 31, 2020
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$33,056	82%	$32,366	81%
Commercial real estate	22,763	11%	21,942	10%
Construction	15,966	7%	17,988	8%
Commercial lines of credit	86	—%	91	1%
Other consumer	—	—%	—	—%
Unallocated	—	N/A	—	N/A
Total	$71,871	100%	$72,387	100%

The allowance for loan losses as a percentage of loans was 2.92% and 2.89% as of March 31, 2021 and December 31, 2020, respectively. Our total allowance for loan losses decreased by $0.5 million, or 0.71%, to $71.9 million during the three months ended March 31, 2021, from $72.4 million at December 31, 2020. The $0.5 million decrease to our allowance for loan losses was primarily attributable to a $1.8 million reduction in required allowance for loan losses due to a decrease in the aggregate balance of Pass rated loans as a result of loan portfolio runoff, despite the repurchase of residential real estate loans and new originations during the quarter. Partially offsetting the decrease in our allowance for loan losses was a $1.3 million increase in required allowance for loan loss reflecting a $13.8 million net increase in Special Mention, Substandard and Doubtful loans during the quarter.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities portfolio at the dates indicated.

	At March 31,		At December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury & Agency securities	$118,624	$118,786	$138,742	$138,997
Mortgage-backed securities	31,462	31,114	33,743	33,814
Collateralized mortgage obligations	103,658	104,319	126,359	126,596
Collateralized debt obligations	213	193	214	187
Total	$253,957	$254,412	$299,058	$299,594

We decreased the size of our available-for-sale debt securities portfolio (on an amortized-cost basis) $45.1 million, or 15.1%, from December 31, 2020 to $254.0 million at March 31, 2021, reflecting the maturity of a $20.0 million Treasury note and the paydown of the mortgage-backed securities and collateralized mortgage obligations portfolio.

At March 31, 2021 and December 31, 2020, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders’ equity.

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment, we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized through income as impairment. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which must be recognized in the condensed consolidated statements of operations and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other-than-temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate debt securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2021, gross unrealized losses on debt securities totaled $506 thousand. We do not consider the debt securities to be other-than-temporarily impaired at March 31, 2021, since (i) the decline in fair value of the debt securities is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded, restricted stock. Equity securities totaled $5.3 million and $5.4 million at March 31, 2021 and December 31, 2020, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.89 billion at March 31, 2021, a decrease of $ 209.7 million, or 7%, compared to $3.10 billion at December 31, 2020, reflecting our decision to begin to reduce our significant liquidity position through planned deposit runoff. The decrease was primarily attributable to a $164.4 million decrease in time deposits, and a $48.6 million decrease in money market, savings and NOW accounts, partially offset by a $3.3 million increase in noninterest bearing demand deposits. Brokered deposits totaled $35.0 million at March 31, 2021, compared to $42.8 million at December 31, 2020. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.49 billion at March 31, 2021, or 85% of total deposits at that date, compared to $2.62 billion, or 85% of total deposits at December 31, 2020.

On March 19, 2021, the Bank entered into an agreement to sell the Bank’s Bellevue, Washington branch office, subject to receipt of applicable regulatory approvals and other customary closing conditions. The sale includes the transfer of all deposit accounts located at the branch, with a total balance of $78.0 million at March 31, 2021. The actual amount of deposits to be transferred will be based on their balances as of the transaction closing date. As of March 31, 2021, the deposits to be transferred consists of $52.7 million money market, savings and NOW accounts, $24.8 million time deposits and $455 thousand noninterest bearing demand deposits.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers. Our short-term FHLB advances consist primarily of advances of funds for one- or two-week periods.

At March 31, 2021 and December 31, 2020, outstanding FHLB borrowings totaled $318.0 million, and there were no amounts outstanding on lines of credit with other banks. In addition, $65.0 million in principal amount of our Notes remained outstanding as of March 31, 2021 and December 31, 2020.

At March 31, 2021, we had the ability to borrow an additional $86.2 million from the FHLB, which included an available line of credit of $50.0 million and a letter of credit of $7.5 million. We also had available credit lines with other banks totaling $80.0 million.

Shareholders’ Equity

Total shareholders’ equity was $321.9 million at March 31, 2021, an increase of $2.3 million, or 1%, from December 31, 2020. The increase was primarily a result of an increase in retained earnings.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

General. Net income was $2.3 million for the three months ended March 31, 2021, an increase of $6.4 million compared to net loss of $(4.0) million for the three months ended March 31, 2020. The increase in net income (loss) was primarily attributable to a $0.7 million recovery of loan losses compared to a $20.9 million provision for loan losses for the three months ended March 31, 2020. The increase in net income (loss) was partially offset by a $5.4 million increase in professional fees, and a $5.4 million decrease in net interest income, as our asset mix changed and the net interest margin decreased to 2.45% for the three months ended March 31, 2021 from 3.57% for the same period in 2020. Return on average assets was 0.24% and (0.49)% for the three months ended March 31, 2021 and 2020, respectively. Return on average shareholders' equity was 2.87% and (4.73)% for the three months ended March 31, 2021 and 2020, respectively. The dividend payout ratio was 0.0% and (12.36)% for the three months ended March 31, 2021 and 2020, respectively. Total average shareholders' equity to total average assets was 8.42% and 10.35% for the three months ended March 31, 2021 and 2020, respectively.

Average Balance Sheet and Related Yields and Rates. The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the
	Three Months Ended
	March 31, 2021			March 31, 2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$2,006,112	$24,596	4.90%	$2,402,975	$32,012	5.33%
Commercial real estate	256,610	3,183	4.96%	261,093	3,545	5.43%
Construction	198,628	3,412	6.87%	188,566	3,660	7.76%
Commercial lines of credit	5,687	103	7.24%	18,081	308	6.81%
Total loans	2,467,037	31,294	5.07%	2,870,715	39,525	5.51%
Securities, includes restricted stock(2)	312,969	390	0.50%	174,802	1,034	2.37%
Other interest-earning assets	1,017,642	263	0.10%	167,035	434	1.04%
Total interest-earning assets	3,797,648	31,947	3.36%	3,212,552	40,993	5.10%
Noninterest-earning assets
Cash and due from banks	7,806			9,505
Other assets	42,969			74,467
Total assets	$3,848,423			$3,296,524
Interest-bearing liabilities
Money Market, Savings and NOW	$1,382,390	$935	0.27%	$1,257,276	$3,307	1.06%
Time deposits	1,592,064	5,767	1.47%	1,173,693	7,057	2.41%
Total interest-bearing deposits	2,974,454	6,702	0.91%	2,430,969	10,364	1.71%
FHLB borrowings	318,013	838	1.05%	267,468	810	1.20%
Subordinated notes, net	65,358	1,180	7.22%	65,194	1,177	7.22%
Total borrowings	383,371	2,018	2.11%	332,662	1,987	2.36%
Total interest-bearing liabilities	3,357,825	8,720	1.05%	2,763,631	12,351	1.79%
Noninterest-bearing liabilities
Demand deposits	59,424			75,875
Other liabilities	107,167			115,820
Shareholders’ equity	324,007			341,198
Total liabilities and shareholders’ equity	$3,848,423			$3,296,524
Net interest income and spread		$23,227	2.31%		$28,642	3.31%
Net interest margin			2.45%			3.57%

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

	Three Months Ended
	March 31, 2021 vs. 2020
	Increase (Decrease)		Net
	due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(5,003)	$(2,413)	$(7,416)
Commercial real estate	(60)	(302)	(362)
Construction	173	(421)	(248)
Commercial lines of credit	(211)	6	(205)
Total loans	(5,101)	(3,130)	(8,231)
Securities, includes restricted stock	172	(816)	(644)
Other interest-earning assets	220	(391)	(171)
Total change in interest income	(4,709)	(4,337)	(9,046)
Change in interest expense:
Money Market, Savings and NOW	86	(2,458)	(2,372)
Time deposits	1,612	(2,902)	(1,290)
Total interest-bearing deposits	1,698	(5,360)	(3,662)
FHLB borrowings	101	(73)	28
Subordinated notes, net	3	—	3
Total change in interest expense	1,802	(5,433)	(3,631)
Change in net interest income	$(6,511)	$1,096	$(5,415)

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

Net interest income was $23.2 million for the three months ended March 31, 2021, a decrease of $5.4 million, or 19%, from $28.6 million for the same period in 2020.

Interest income was $31.9 million for the three months ended March 31, 2021, a decrease of $9.0 million, or 22%, from the same period in 2020. The decrease in interest income was primarily due to a change in asset mix, as the size of our loan portfolio decreased with excess cash flows from loan repayments and deposits invested in short-term, low yielding liquid assets. Our average yield on interest-earning assets decreased 174 basis points to 3.36% for the three months ended March 31, 2021, reflecting the change in asset mix.

The average balance of our securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $1.33 billion for the three months ended March 31, 2021 compared to $341.8 million for the three months ended March 31, 2020. These assets had an average yield of 0.20% for the three months ended March 31, 2021.

Our average balance of loans decreased $403.7 million, or 14%, to $2.47 billion for the three months ended March 31, 2021, as net principal payments exceeded new loan production. Our average yield on loans decreased 44 basis points to 5.07% for the three months ended March 31, 2021. The yield on our loan portfolio decreased primarily due to our variable-rate loans resetting at lower interest rates in the lower interest rate environment and new loans originating at lower interest rates than the loans that paid off.

Interest expense was $8.7 million for the three months ended March 31, 2021, a decrease of $3.6 million, or 29%, from the same period in 2020. The decrease was primarily due to rate decreases reflecting the impact of the lower interest rate environment, as our average rate paid on interest-bearing liabilities decreased 74 basis points to 1.05% for the three months ended March 31, 2021. The decrease in average rate was partially offset by an increase in the average balance of interest-bearing liabilities of $594.2 million, or 22%, for the three months ended March 31, 2021 that was primarily attributable to an increase in average interest-bearing deposits as we pursued our strategy of increasing our liquidity.

Our average balance of interest-bearing deposits increased $543.5 million, or 22%, to $2.97 billion for the three months ended March 31, 2021. Our average rate paid on interest-bearing deposits decreased 80 basis points to 0.91% for the three months ended March 31, 2021. The rates on interest-bearing deposits were lower than in the prior year in response to changes in market rates.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.45% for the three months ended March 31, 2021, down 112 basis points from 3.57% for the same period in 2020. The interest rate spread was 2.31% for the three months ended March 31, 2021, down 100 basis points from 3.31% for the same period in 2020. Our net interest margin and interest rate spread were negatively impacted during the three months ended March 31, 2021 by a substantial increase in highly liquid, lower yielding interest-earning assets on our balance sheet, as part of our strategy to increase liquidity in order to reduce our risk profile, which resulted in an increase in the relative proportion of our lower-yielding interest-earning assets consisting primarily of deposits held in an interest-bearing account at the Federal Reserve. The declines in net interest margin and interest rate spread were also due to lower yields in our loan portfolios, partially offset by lower rates paid on our interest-bearing deposits, which was a reflection of the low interest rate environment experienced during 2020, which continued in the first quarter of 2021. A discussion of the effects of changing interest rates on net interest income is set forth in “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Provision (Recovery) for Loan Losses. We recorded a recovery for loan losses of $0.7 million during the three months ended March 31, 2021, compared to a provision for loan losses of $20.9 million during the three months ended March 31, 2020. The recovery for loan losses was primarily attributable to a net decline in our loan balances during the quarter, partially offset by an increase in required allowance for loan losses reflecting a $13.8 million net increase in Special Mention, Substandard and Doubtful loans. The provision for loan losses for the quarter ended March 31, 2020 was attributable in part to certain qualitative components within our allowance for loan losses methodology that took on increased significance as a result of the economic impact of the COVID-19 pandemic on our loan portfolios.

Non-interest Income. Non-interest income information is as follows:

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$159	$117	$42	36%
Investment management and advisory fees	—	313	(313)	(100)%
Net gain on sale of investment securities	—	233	(233)	(100)%
Gain on sale of mortgage loans held for sale	398	269	129	48%
Unrealized gains (losses) on equity securities	(90)	80	(170)	(213)%
Net servicing loss	(430)	(911)	481	53%
Income on cash surrender value of bank-owned life insurance	313	328	(15)	(5)%
Other	103	100	3	3%
Total non-interest income	$453	$529	$(76)	(14)%

Non-interest income of $0.5 million for the three months ended March 31, 2021 reflected a decrease of $0.1 million as compared to the same period of 2020. The decrease was partly attributable to the absence of investment management and advisory fees as we sold substantially all the assets of Quantum Capital Management in December 2020 and the absence of sales of investment securities. The decrease was partially offset by a decrease in net servicing loss during the three months ended March 31, 2021, primarily due to the reversal of $0.9 million valuation allowance recorded in the current period as a result of changes in anticipated prepayments due to the increase in long-term interest rates.

Non-interest Expense. Non-interest expense information is as follows:

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$7,848	$6,753	$1,095	16%
Occupancy and equipment	2,196	2,118	78	4%
Professional fees	8,755	3,312	5,443	164%
Advertising and marketing	40	273	(233)	(85)%
FDIC assessments	719	19	700	N/M
Data processing	346	335	11	3%
Net recovery for mortgage repurchase liability	(153)	—	(153)	N/M
Other	1,583	1,425	158	11%
Total non-interest expense	$21,334	$14,235	$7,099	50%

N/M - not meaningful

Non-interest expense of $21.3 million for the three months ended March 31, 2021 reflected an increase of $7.1 million compared to $14.2 million for the same period in 2020. The increase is primarily attributable to an increase in professional fees, including legal and consulting expenses related to our efforts to achieve compliance with the OCC Agreement, our ongoing enhancements to our regulatory compliance framework (including our internal controls over financial reporting), and the ongoing government investigations and litigation. We expect to continue to incur such expenses during the pendency of these matters, with the potential for increased fees in the near term due to our cooperation with the recently commenced SEC investigation. We expect these increased fees will be offset by gradual reductions in professional fees incurred starting as early as the second half of 2021 as matters are resolved such as the class action lawsuit. Salaries and employee benefits increased $1.1 million as the Company experienced a significant transition of senior management in 2020, adding qualified personnel to assist with these challenges both throughout 2020 and the first quarter of 2021. FDIC assessments increased $0.7 million due to both the increase in the insurance assessment rate and the FDIC small bank assessment credit being applied in the first quarter of 2020.

Income Tax Expense (Benefit). We recorded an income tax expense of $0.8 million for the three months ended March 31, 2021, compared to an income tax benefit of $1.9 million for the same period of 2020. Our effective tax rate was 24.6% and 31.9% for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of COVID-19 on our operating results.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021 and December 31, 2020, cash and due from banks totaled $873.2 million and $998.5 million, respectively; interest-bearing time deposits with other banks totaled $5.5 million and $7.0 million, respectively; and debt securities available for sale, which provide additional sources of liquidity, totaled $254.4 million and $299.6 million, respectively.

At both March 31, 2021 and December 31, 2020, outstanding FHLB borrowings totaled $318.0 million, and there were no amounts outstanding on lines of credit with other banks.

At March 31, 2021, we had the ability to borrow an additional $143.7 million from the FHLB, which included an available line of credit of $50.0 million and a letter of credit of $7.5 million. We also had available credit lines with other banks totaling $80.0 million.

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

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans. For the three months ended March 31, 2021, the Company has repurchased a pool of Advantage Loan Program loans with a total outstanding unpaid principal balance of $87.9 million. In addition, we entered into an agreement with the same investor to repurchase an additional pool prior to July 22, 2023, with the specific timing for the repurchase at the discretion of the investor. The aggregate principal balance of the loans in this pool at March 31, 2021 was $36.3 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At March 31, 2021, the unpaid principal balance of the sold Advantage Loan Program loans totaled $303.0 million.

At March 31, 2021, we had $128.4 million in loan commitments outstanding and $24 thousand in standby letters of credit. At December 31, 2020, we had $181.0 million in loan commitments outstanding, and $24 thousand in standby letters of credit.

As of March 31, 2021, time deposits due within one year were $1.12 billion, or 39% of total deposits. Total time deposits at March 31, 2021 were $1.48 billion, or 51% of total deposits. As of December 31, 2020, time deposits due within one year were $1.26 billion, or 41% of total deposits. Total time deposits at December 31, 2020 were $1.65 billion, or 53% of total deposits. On March 19, 2021, the Bank entered into an agreement to sell the Bank's Bellevue, Washington branch office, subject to receipt of applicable regulatory approvals and other customary closing conditions. The sale includes the transfer of all deposit accounts located at the branch, with a total balance of $78.0 million at March 31, 2021, which we will fund utilizing our excess liquidity. This transaction is expected to close in the second quarter of 2021.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended March 31, 2021, we originated $46.9 million of loans and did not purchase any investment securities. During the three months ended March 31, 2020, we originated $185.4 million of loans and purchased $75.7 million of investment securities. Cash flows provided by loan payoffs totaled $184.3 million and $175.0 million during the three months ended March 31, 2021 and 2020, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $209.7 million in the three months ended March 31, 2021, from $3.10 billion at December 31, 2020. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC, or other supervisory enforcement action. At March 31, 2021, the Bank is required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of the OCC Agreement. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated debt and stock repurchases. At March 31, 2021, the Company had $65.0 million in principal amount of Notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. Interest expense on the Notes was $1.2 million for each of the three months ended March 31, 2021 and 2020. The Notes had an interest rate of 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the Notes converted to a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The Company’s ability to pay cash dividends is restricted by the terms of the Notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the Notes, as long as the Notes are outstanding, the Company is permitted to pay dividends if, prior to such dividends, the Bank is considered well capitalized under applicable regulatory capital requirements. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

As long as we do not elect the community bank leverage ratio, federal regulations will continue to require the Company and the Bank to meet several regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At March 31, 2021 and December 31, 2020, the Company and the Bank met all regulatory capital requirements to which they are subject, and the Bank was considered well capitalized for regulatory prompt corrective action purposes.

The following tables present our capital ratios as of the indicated dates for the Company (on a consolidated basis) and Sterling Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	March 31,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	23.52%	22.58%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	18.48%	17.68%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	18.48%	17.68%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	8.34%	8.08%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	March 31,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	22.66%	21.56%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	21.37%	20.27%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	21.37%	20.27%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	9.60%	9.20%

These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At March 31, 2021 and December 31, 2020, the Company and the Bank held capital in excess of the CCB.

Recently Issued Accounting Guidance

See Note 2 — New Accounting Standards, to our unaudited condensed consolidated financial statements included in “Part I, Item 1. Financial Statements” for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning March 31, 2021 and December 31, 2020. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are asset sensitive in both rising and falling interest rate environments. The asset sensitivity of our balance sheet increased from December 31, 2020 in the up-rate scenario, primarily as a result of our periodic review of key assumptions pertaining to non-maturity deposit sensitivity.

	At March 31,		At December 31,
	2021		2020
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$113,834	15%	$100,768	5%
300	110,768	12%	99,958	4%
200	106,676	8%	98,447	2%
100	102,785	4%	97,172	1%
0	98,672		96,252
–100	94,705	(4)%	92,993	(3)%

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

The following table presents, as of March 31, 2021 and December 31, 2020, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2020 in the up-rate scenario, primarily as a result of our periodic review of key assumptions pertaining to non-maturity deposit sensitivity.

	At March 31,		At December 31,
	2021		2020
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$493,632	7%	$412,393	(2)%
300	494,676	7%	420,927	0%
200	489,168	6%	425,241	1%
100	479,979	4%	426,110	1%
0	463,554		420,561
–100	413,943	(11)%	350,307	(17)%

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

ITEM 4. CONTROLS AND PROCEDURES

Background

The Company commenced the Internal Review in 2019. The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of the Special Committee, has involved the origination of residential mortgage loans under the Advantage Loan Program and related matters. During the course of the Internal Review, the Special Committee and management discovered that certain employees had engaged in misconduct in connection with the origination of a significant number of residential mortgage loans under the Advantage Loan Program, and management identified certain material weaknesses in the Company’s internal control over financial reporting, as further described in “Item 9A. Controls and Procedures” of our 2020 Form 10-K.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021. Based on these evaluations, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 because of certain material weaknesses in our internal control over financial reporting, as further described in “Item 9A. Controls and Procedures” of our 2020 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in “Item 9A. Controls and Procedures” of our 2020 Form 10-K, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in “Item 9A. Controls and Procedures” of our 2020 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below and as described in “Part II, Item 1A. Risk Factors,” we are not aware of any other material developments to our pending legal proceedings as disclosed in the Company’s 2020 Form 10-K, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Shareholder Litigation

The Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. The plaintiff filed an amended complaint on July 2, 2020, seeking damages and reimbursement of fees and expenses. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. On September 22, 2020, the Company filed with the court a motion to dismiss the amended complaint. In February 2021, the plaintiff, the Company and each of the other defendants reached an agreement in principle to settle the securities class action lawsuit. On April 19, 2021, the plaintiff, the Company and each of the other defendants entered into the final settlement agreement and submitted it to the court for its approval. Preliminary approval was granted by the court on April 28, 2021, and a final approval hearing is scheduled to be held before the court on September 16, 2021. The final agreement provides for a single $12.5 million cash payment in exchange for the release of all of the defendants from all alleged claims therein and remains subject to court approval and other conditions. The full amount of the settlement will be paid by the Company’s insurance carriers under applicable insurance policies. In the event final court approval is not received, the Company intends to vigorously defend this action.

In the event final court approval is not received or the settlement is not finalized for any other reason, the Company intends to vigorously defend this action; but there can be no assurance that we will be successful in any defense. We will continue to incur legal fees in connection with this and potentially other cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. If the case is decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. In addition, there can be no assurance (i) that we will not incur material losses due to damages, costs and/or expenses as a result of this litigation, (ii) that our directors' and officers' insurance policy and the liabilities we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed the coverage limits of our insurance and such liabilities and will not have a material impact on our financial condition or results of operations. Further, the amount of time that will be required to resolve this lawsuit is unpredictable, and this action, together with the threatened derivative action discussed elsewhere in this section and the government investigations discussed under “Risk Factors” are likely to divert management's attention from the day-to-day operations of our business, which could further adversely affect our business, results of operations and cash flows.

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit. The demand letter requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company's internal controls. The demand letter states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported shareholder would commence a shareholder derivative action on behalf of the Company seeking appropriate relief. The board of directors established a demand review committee to evaluate the matters raised in the demand letter and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company responded to the demand letter advising the purported shareholder of the appointment of the demand review committee. The demand review committee’s investigation is ongoing; accordingly, no additional actions with respect to this matter have been taken by the board of directors. Further, legal action has not yet been brought by the purported shareholder. Nevertheless, expenses related to the evaluation by the demand review committee have been significant. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the demand letter or that, if any such litigation is commenced, the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation or that any such losses will not have a material impact on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from the risk factors as disclosed in the Company’s 2020 Form 10-K.

Pending government investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences that could adversely affect our financial condition and future operating results.

The Bank is currently under formal investigation by the OCC relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank’s credit administration, including its Advantage Loan Program. The Bank also has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program. On April 15, 2021, the DOJ charged by criminal information the former managing director of residential lending of the Bank with conspiracy to commit bank and wire fraud in connection with the Advantage Loan Program, and that individual has entered into an agreement with the DOJ to plead guilty to that charge. The criminal information and plea agreement assert that the individual acted with the knowledge and encouragement of certain former members of senior management. In addition, the Company is responding to a formal investigation initiated by the SEC in the first quarter of 2021. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Company has received document requests from the SEC and is fully cooperating with this investigation. The Bank and the Company are fully cooperating with these government investigations. The outcome of the pending government investigations is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses imposed on the Company as a result of such investigations, (ii) that the liability we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed such liabilities and have a material adverse effect on our future operations, financial condition, growth or results of operations or other aspects of our business. Adverse findings in any of these investigations could also result in additional regulatory scrutiny, constraints on the Bank’s business or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business. In addition, management’s time and resources will be diverted to address the investigations and any related litigation, and we have incurred, and expect to continue to incur, significant legal and other costs and expenses in our defense of the investigations.

Increases to the federal corporate tax rate would adversely affect our financial condition and results of operations in future periods.

On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process, which is expected to proceed this year due to the Democratic Party’s majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our financial condition and results of operations in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On December 24, 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to acquire shares of common stock from time to time in the open market or in privately negotiated transactions. The Company received regulatory approval of the stock repurchase program and publicly announced the program on January 28, 2019. The program does not have an expiration date. Under the stock repurchase program, the Company is not obligated to repurchase shares of its common stock, and there is no assurance that it will continue to do so. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program for at least the near term.There were no purchases of shares of common stock during the three months ended March 31, 2021 related to the Company’s previously announced stock repurchase program discussed above.

Withholding of Vested Restricted Stock Awards

During the three months ended March 31, 2021, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended March 31, 2021:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 - 31, 2021	—	$—	—	$19,568,117
February 1 - 28, 2021	—	—	—	19,568,117
March 1 - 31, 2021	8,536	5.42	—	19,568,117
Total	8,536	$5.42	—

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS**	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

* This document is being furnished with this Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2021		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN HUBER
Stephen Huber Chief Financial Officer (Principal Financial and Accounting Officer)