Form 10-Q
period 2021-06-30
Sterling Bancorp, Inc.
filed 2021-08-13
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, 50,475,181 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$774,478	$998,497
Interest-bearing time deposits with other banks	805	7,021
Investment securities	195,974	304,958
Mortgage loans held for sale	15,107	22,284
Loans, net of allowance for loan losses of $70,669 and $72,387	2,287,857	2,434,356
Accrued interest receivable	9,660	10,990
Mortgage servicing rights, net	3,232	5,688
Leasehold improvements and equipment, net	9,423	8,512
Operating lease right-of-use assets	19,817	19,232
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	32,766	32,495
Deferred tax asset, net	23,749	24,326
Other assets	21,634	22,736
Total assets	$3,417,452	$3,914,045

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$55,721	$58,458
Interest-bearing deposits	2,481,198	3,040,508
Deposits held for sale	73,383	—
Total deposits	2,610,302	3,098,966
Federal Home Loan Bank borrowings	318,000	318,000
Subordinated notes, net	65,377	65,341
Operating lease liabilities	21,085	20,497
Accrued expenses and other liabilities	75,646	91,650
Total liabilities	3,090,410	3,594,454

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,475,181 shares at June 30, 2021 and 49,981,861 shares at December 31, 2020, respectively	82,157	80,807
Additional paid-in capital	13,796	13,544
Retained earnings	230,630	224,853
Accumulated other comprehensive income	459	387
Total shareholders’ equity	327,042	319,591
Total liabilities and shareholders’ equity	$3,417,452	$3,914,045

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$30,074	$37,501	$61,368	$77,026
Interest and dividends on investment securities and restricted stock	385	1,037	775	2,071
Other interest	227	141	490	575
Total interest income	30,686	38,679	62,633	79,672

Interest expense
Interest on deposits	5,236	9,576	11,938	19,940
Interest on Federal Home Loan Bank borrowings	847	877	1,685	1,687
Interest on subordinated notes	1,005	1,178	2,185	2,355
Total interest expense	7,088	11,631	15,808	23,982

Net interest income	23,598	27,048	46,825	55,690
Provision (recovery) for loan losses	(1,806)	4,297	(2,543)	25,150
Net interest income after provision (recovery) for loan losses	25,404	22,751	49,368	30,540

Non-interest income
Service charges and fees	144	95	303	212
Gain (loss) on sale of investment securities	—	(34)	—	199
Gain on sale of mortgage loans held for sale	70	751	468	1,020
Unrealized gains (losses) on equity securities	15	43	(75)	123
Net servicing loss	(908)	(207)	(1,338)	(1,118)
Income on cash surrender value of bank-owned life insurance	322	317	635	645
Other	88	358	191	771
Total non-interest income	(269)	1,323	184	1,852

Non-interest expense
Salaries and employee benefits	8,678	7,336	16,526	14,089
Occupancy and equipment	2,249	2,208	4,445	4,326
Professional fees	5,721	8,268	14,476	11,580
FDIC assessments	500	240	1,219	259
Data processing	440	351	786	686
Net provision (recovery) of mortgage repurchase liability	(512)	25	(665)	25
Other	2,868	1,619	4,491	3,317
Total non-interest expense	19,944	20,047	41,278	34,282

Income (loss) before income taxes	5,191	4,027	8,274	(1,890)
Income tax expense (benefit)	1,739	1,160	2,497	(727)
Net income (loss)	$3,452	$2,867	$5,777	$(1,163)

Income (loss) per share, basic and diluted	$0.07	$0.06	$0.12	$(0.02)

Weighted average common shares outstanding:
Basic	50,009,053	49,837,948	49,930,563	49,837,805
Diluted	50,060,775	49,841,741	49,987,253	49,837,805

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$3,452	$2,867	$5,777	$(1,163)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $51, $(66), $28, and $218, respectively	131	(171)	72	560
Reclassification adjustment for (gains) losses included in net income of $-, $34, $-, and $(199), respectively, included in gain (loss) on sale of investment securities, net of tax effect of $-, $(10), $-, and $56, respectively	—	25	—	(143)
Total other comprehensive income (loss)	131	(146)	72	417
Comprehensive income (loss)	$3,583	$2,721	$5,849	$(746)

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2020	49,944,473	$80,889	$13,210	$238,319	$196	$332,614
Net loss	—	—	—	(4,030)	—	(4,030)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	134,177	—	109	—	—	109
Other comprehensive income	—	—	—	—	563	563
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at March 31, 2020	50,067,738	$80,807	$13,319	$233,790	$759	$328,675
Net income	—	—	—	2,867	—	2,867
Stock-based compensation	(60,323)	—	9	—	—	9
Other comprehensive loss	—	—	—	—	(146)	(146)
Balance at June 30, 2020	50,007,415	$80,807	$13,328	$236,657	$613	$331,405

Balance at January 1, 2021	49,981,861	$80,807	$13,544	$224,853	$387	$319,591
Net income	—	—	—	2,325	—	2,325
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	36,082	—	105	—	—	105
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance at March 31, 2021	50,009,407	$80,807	$13,603	$227,178	$328	$321,916
Net income	—	—	—	3,452	—	3,452
Issuance of shares of common stock for cash ($4.50 per share) (Note 10)	300,000	1,350	—	—	—	1,350
Stock-based compensation	165,774	—	193	—	—	193
Other comprehensive income	—	—	—	—	131	131
Balance at June 30, 2021	50,475,181	$82,157	$13,796	$230,630	$459	$327,042

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$5,777	$(1,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	(2,543)	25,150
Deferred income tax expense (benefit)	549	(8,159)
Gain on sale of investment securities	—	(199)
Unrealized (gains) losses on equity securities	75	(123)
Amortization (accretion), net, on investment securities	964	(127)
Depreciation and amortization on leasehold improvements and equipment	813	801
Origination, net of principal payments, mortgage loans held for sale	(7,599)	(103,713)
Proceeds from sale of mortgage loans held for sale	14,904	102,396
Gain on sale of mortgage loans held for sale	(468)	(1,020)
Net provision (recovery) of mortgage repurchase liability	(665)	25
Increase in cash surrender value of bank-owned life insurance, net of premiums	(271)	(298)
Valuation allowance adjustments and amortization of mortgage servicing rights	2,555	2,989
Stock-based compensation	298	118
Other	492	80
Change in operating assets and liabilities:
Accrued interest receivable	1,330	(146)
Other assets	2,862	2,010
Accrued expenses and other liabilities	(12,520)	(4,964)
Net cash provided by operating activities	6,553	13,657

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	6,216	—
Purchases of interest-bearing time deposits with other banks	—	(8,706)
Maturities and principal receipts of investment securities	108,045	83,231
Sales of investment securities	—	59,359
Purchases of investment securities	—	(246,749)
Net decrease in loans	316,804	186,902
Purchases of portfolio loans	(172,505)	(37,746)
Purchase of leasehold improvements and equipment	(1,772)	(452)
Net cash provided by investing activities	256,788	35,839

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(488,664)	396,642
Proceeds from advances from Federal Home Loan Bank	—	100,000
Proceeds from issuance of shares of common stock	1,350	—
Repurchase of restricted shares to pay employee tax liability	(46)	—
Repurchases of shares of common stock	—	(82)
Dividends paid to shareholders	—	(499)
Net cash provided by (used in) financing activities	(487,360)	496,061
Net change in cash and due from banks	(224,019)	545,557
Cash and due from banks at beginning of period	998,497	77,819
Cash and due from banks at end of period	$774,478	$623,376

Supplemental cash flows information
Cash paid:
Interest	$25,432	$30,589
Income taxes	—	838
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	2,512	3,009

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial lines of credit and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 29 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York and Southfield, Michigan.

The Company is headquartered in Southfield, Michigan, and its operations are in the financial services industry. Management evaluates the performance of the Company’s business based on one reportable segment, community banking.

On March 19, 2021, the Bank entered into an agreement with First Federal Savings & Loan Association of Port Angeles, a Washington state chartered bank, to sell the Bank’s Bellevue, Washington branch office. The sale includes the transfer of all deposit accounts located at the branch, as well as the transfer of all branch premises and equipment. Subsequent to June 30, 2021, the Bank completed the sale of the branch office. Refer to Note 17—Subsequent Events for further details.

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2021 and the condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future annual or interim period. The consolidated balance sheet at December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “2020 Form 10-K”).

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

On December 21, 2020, QCM, LLC, doing business as Quantum Capital Management, a wholly-owned subsidiary of Quantum Fund, LLC and an indirect wholly-owned subsidiary of the Bank, completed the sale of substantially all of its assets, which consisted primarily of client advisory agreements for aggregate consideration of $250. The operations of Quantum Capital Management were not significant.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At June 30, 2021 and December 31, 2020, residential real estate loans accounted for 83% and 81%, respectively, of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At June 30, 2021 and December 31, 2020, approximately 87% of the loan portfolio was originated with respect to properties or businesses located in California.

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced on March 6, 2020 that it permanently discontinued this program. Loans originated under this Program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including nonaccrual residential real estate loans held for sale of $14,867 and $19,375 at June 30, 2021 and December 31, 2020, respectively) totaled $1,427,467 and $1,515,248, or 73% and 74%, of the residential loan portfolio at June 30, 2021 and December 31, 2020, respectively. Refer to Note 16– Commitments and Contingencies.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets, resulted in an unprecedented slowdown in economic activity and a related increase in unemployment, and have increased economic and market uncertainty and volatility. The Company’s primary market areas of California and New York City have been hit particularly hard by the COVID-19 pandemic. Federal and state governments have taken, and continue to take, unprecedented actions to contain the spread of the disease, including vaccine distribution, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief for businesses and individuals impacted by the pandemic.

During the first half of 2021, the COVID-19 pandemic continued to create and exacerbate significant risks and uncertainties for the markets that the Bank serves. As the Bank’s residential and commercial customers are facing various levels of financial stress, the Bank continues to experience an elevated level of delinquent and nonaccrual loans, primarily in residential real estate, office, lodging, retail and construction loans.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at June 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses:

	June 30, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$73,540	$90	$—	$73,630
Mortgage-backed securities	29,408	91	(264)	29,235
Collateralized mortgage obligations	86,888	742	—	87,630
Collateralized debt obligations	212	—	(22)	190
Total	$190,048	$923	$(286)	$190,685

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$138,742	$255	$—	$138,997
Mortgage-backed securities	33,743	72	(1)	33,814
Collateralized mortgage obligations	126,359	628	(391)	126,596
Collateralized debt obligations	214	—	(27)	187
Total	$299,058	$955	$(419)	$299,594

Securities with a fair value of $73,630 were pledged as collateral on FHLB borrowings at June 30, 2021.

All of the Company’s mortgage-backed securities, and a majority of the Company’s collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $705 and $816 at June 30, 2021 and December 31, 2020, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of June 30, 2021 and December 31, 2020.

For the three and six months ended June 30, 2020, the proceeds from sales of debt securities available for sale were $36,315 and $59,359, respectively. The Company recorded gross realized gains of $44 and gross realized losses of $78 during the three months ended June 30, 2020 and gross realized gains of $279 and gross realized losses of $80 during the six months ended June 30, 2020. There were no debt securities sold during the six months ended June 30, 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The amortized cost and fair value of the U.S. Treasury and Agency securities at June 30, 2021 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury & Agency securities
Due after one year through five years	$73,540	$73,630
Mortgage-backed securities	29,408	29,235
Collateralized mortgage obligations	86,888	87,630
Collateralized debt obligations	212	190
Total	$190,048	$190,685

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at June 30, 2021 and December 31, 2020 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$9,972	$(264)	$—	$—	$9,972	$(264)
Collateralized debt obligations	—	—	190	(22)	190	(22)
Total	$9,972	$(264)	$190	$(22)	$10,162	$(286)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$5,694	$(1)	$—	$—	$5,694	$(1)
Collateralized mortgage obligations	75,740	(391)	—	—	75,740	(391)
Collateralized debt obligations	—	—	187	(27)	187	(27)
Total	$81,434	$(392)	$187	$(27)	$81,621	$(419)

As of June 30, 2021, the debt securities portfolio consisted of 19 debt securities, with three debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2021, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $190 and $187 at June 30, 2021 and December 31, 2020, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative.” The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third-party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $22 and $27 of the unrealized losses reported at June 30, 2021 and December 31, 2020, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At June 30, 2021 and December 31, 2020, equity securities totaled $5,289 and $5,364, respectively, and are included in investment securities in the condensed consolidated balance sheets. Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income.

At June 30, 2021 and December 31, 2020, equity securities with readily determinable fair values were $5,043 and $5,118, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of operations during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net gains (losses) recorded during the period on equity securities	$15	$43	$(75)	$123
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$15	$43	$(75)	$123

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values , resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the six months ended June 30, 2021 and 2020. The investment was reported at $246 at June 30, 2021 and December 31, 2020.

Note 5—Loans

Major categories of loans were as follows:

	June 30,	December 31,
	2021	2020
Residential real estate	$1,948,892	$2,033,526
Commercial real estate	263,278	259,958
Construction	144,385	206,581
Commercial lines of credit	1,971	6,671
Other consumer	—	7
Total loans	2,358,526	2,506,743
Less: allowance for loan losses	(70,669)	(72,387)
Loans, net	$2,287,857	$2,434,356

Loans totaling $521,218 and $630,197 were pledged as collateral on FHLB borrowings at June 30, 2021 and December 31, 2020, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$33,056	$22,763	$15,966	$86	$—	$—	$71,871
Provision (recovery) for loan losses	(579)	(287)	(912)	(28)	—	—	(1,806)
Charge offs	—	—	—	—	—	—	—
Recoveries	587	15	2	—	—	—	604
Total ending balance	$33,064	$22,491	$15,056	$58	$—	$—	$70,669

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Provision (recovery) for loan losses	(93)	518	(2,935)	(33)	—	—	(2,543)
Charge offs	—	—	—	—	—	—	—
Recoveries	791	31	3	—	—	—	825
Total ending balance	$33,064	$22,491	$15,056	$58	$—	$—	$70,669

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,154	$11,261	$11,439	$368	$1	$390	$42,613
Provision (recovery) for loan losses	(344)	4,492	557	(18)	—	(390)	4,297
Charge offs	—	—	—	—	—	—	—
Recoveries	2	17	2	—	—	—	21
Total ending balance	$18,812	$15,770	$11,998	$350	$1	$—	$46,931

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision for loan losses	6,464	10,491	8,173	22	—	—	25,150
Charge offs	—	—	—	—	—	—	—
Recoveries	12	36	3	—	—	—	51
Total ending balance	$18,812	$15,770	$11,998	$350	$1	$—	$46,931

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment evaluation method as of June 30, 2021 and December 31, 2020:

				Commercial
	Residential	Commercial		Lines of	Other
June 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$160	$—	$3,011	$—	$—	$—	$3,171
Collectively evaluated for impairment	32,904	22,491	12,045	58	—	—	67,498
Total ending allowance balance	$33,064	$22,491	$15,056	$58	$—	$—	$70,669
Loans:
Loans individually evaluated for impairment	$358	$18,981	$33,779	$120	$—	$—	$53,238
Loans collectively evaluated for impairment	1,948,534	244,297	110,606	1,851	—	—	2,305,288
Total ending loans balance	$1,948,892	$263,278	$144,385	$1,971	$—	$—	$2,358,526

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$287	$1,905	$4	$—	$—	$2,237
Collectively evaluated for impairment	32,325	21,655	16,083	87	—	—	70,150
Total ending allowance balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Loans:
Loans individually evaluated for impairment	$208	$20,974	$48,871	$3,981	$—	$—	$74,034
Loans collectively evaluated for impairment	2,033,318	238,984	157,710	2,690	7	—	2,432,709
Total ending loans balance	$2,033,526	$259,958	$206,581	$6,671	$7	$—	$2,506,743

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At June 30, 2021			At December 31, 2020
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$108	$82	$—	$116	$94	$—
Commercial real estate:						—
Retail	1,239	1,010	—	1,247	1,029	—
Hotels/Single-room occupancy hotels	17,869	17,835	—	11,428	11,419	—
Other	136	136	—	—	—	—
Construction	23,327	22,422	—	42,669	41,951	—
Commercial lines of credit, private banking	120	120	—	3,857	3,857	—
Subtotal	42,799	41,605	—	59,317	58,350	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	275	276	160	114	114	41
Commercial real estate, hotels/single-room occupancy hotels	—	—	—	8,645	8,526	287
Construction	11,400	11,357	3,011	6,920	6,920	1,905
Commercial lines of credit, private banking	—	—	—	124	124	4
Subtotal	11,675	11,633	3,171	15,803	15,684	2,237
Total	$54,474	$53,238	$3,171	$75,120	$74,034	$2,237

	Three Months Ended June 30,
	2021			2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$86	$—	$—	$94	$—	$—
Commercial real estate:
Retail	1,013	—	—	1,070	14	10
Hotels/Single-room occupancy hotels	17,926	—	—	3,502	—	—
Other	136	—	—	—	—	—
Construction	22,801	43	29	32,047	344	190
Commercial lines of credit:
Private banking	122	2	1	1,243	21	14
C&I lending	—	—	—	1,284	—	—
Subtotal	42,084	45	30	39,240	379	214
With an allowance for loan losses recorded:
Residential real estate, first mortgage	277	1	1	116	2	1
Construction	11,104	55	37	—	—	—
Commercial lines of credit, private banking	—	—	—	129	1	1
Subtotal	11,381	56	38	245	3	2
Total	$53,465	$101	$68	$39,485	$382	$216

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2021			2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$88	$—	$—	$97	$—	$—
Commercial real estate:
Retail	1,020	—	—	1,089	29	24
Hotels/Single-room occupancy hotels	17,914	—	—	3,502	—	—
Other	136	—	—	—	—	—
Construction	30,207	138	124	30,394	810	597
Commercial lines of credit:
Private banking	1,645	3	3	1,245	42	35
C&I lending	—	—	—	1,284	—	—
Subtotal	51,010	141	127	37,611	881	656
With an allowance for loan losses recorded:
Residential real estate, first mortgage	277	1	1	116	3	2
Construction	10,721	107	89	—	—	—
Commercial lines of credit, private banking	—	—	—	130	3	3
Subtotal	10,998	108	90	246	6	5
Total	$62,008	$249	$217	$37,857	$887	$661

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$27,157	$44	$20,043	$46
Residential second mortgage	714	—	686	—
Commercial real estate:
Retail	1,011	—	20	—
Hotels/Single-room occupancy hotels	17,945	—	19,945	—
Other	136	—
Construction	27,803	—	41,873	—
Commercial lines of credit:
Private banking	—	—	2,285	—
C&I lending	—	—	1,572	—
Total	$74,766	$44	$86,424	$46

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
June 30, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$33,222	$16,802	$27,201	$77,225	$1,855,556	$1,932,781
Residential second mortgage	—	108	714	822	15,289	16,111
Commercial real estate:
Retail	—	—	1,011	1,011	14,981	15,992
Multifamily	3,661	—	—	3,661	94,381	98,042
Offices	2,769	—	—	2,769	20,773	23,542
Hotels/Single-room occupancy hotels	—	—	17,945	17,945	60,344	78,289
Industrial	—	4,000	—	4,000	1,851	5,851
Other	1,471	—	136	1,607	39,955	41,562
Construction	—	3,323	27,803	31,126	113,259	144,385
Commercial lines of credit:
Private banking	—	—	—	—	120	120
C&I lending	—	—	—	—	1,851	1,851
Total	$41,123	$24,233	$74,810	$140,166	$2,218,360	$2,358,526

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$37,819	$14,524	$20,089	$72,432	$1,943,602	$2,016,034
Residential second mortgage	362	134	686	1,182	16,310	17,492
Commercial real estate:
Retail	1,010	—	20	1,030	15,170	16,200
Multifamily	3,835	—	—	3,835	75,374	79,209
Offices	—	—	—	—	27,061	27,061
Hotels/Single-room occupancy hotels	—	—	19,945	19,945	47,690	67,635
Industrial	—	—	—	—	13,186	13,186
Other	—	—	—	—	56,667	56,667
Construction	8,593	2,514	41,873	52,980	153,601	206,581
Commercial lines of credit:
Private banking	—	—	2,285	2,285	124	2,409
C&I lending	—	—	1,572	1,572	2,690	4,262
Other consumer	—	—	—	—	7	7
Total	$51,619	$17,172	$86,470	$155,261	$2,351,482	$2,506,743

The aging of the loans in the table above as of June 30, 2021 has not been adjusted for customers granted a payment deferral in response to COVID-19. These loans remain in the aging category that was applicable at the time of payment deferral. Interest continues to accrue on these loans. Refer to — Forbearance Loans for further information.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Troubled Debt Restructurings

At June 30, 2021 and December 31, 2020, the balance of outstanding loans identified as troubled debt restructurings, along with the allocated portion of the allowance for loan losses with respect to these loans, was as follows:

	June 30, 2021		December 31, 2020
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Losses	Investment	Loan Losses
Residential real estate, first mortgage	$200	$40	$209	$41
Commercial real estate, retail	1,011	—	1,029	—
Construction	23,843	1,965	26,985	1,906
Commercial lines of credit, private banking	120	—	124	4
Total	$25,174	$2,005	$28,347	$1,951

During the six months ended June 30, 2021, the Bank modified the terms of two construction loans and one private banking loan with an extension of the maturity dates at the contracts’ existing rates of interest, which are presently lower than the current market rate for a new loan with similar risk. The total outstanding recorded investments were $10,863 both before and after modification. During the six months ended June 30, 2021, there were $14,183 troubled debt restructurings that had defaulted for which the payment default occurred within one year of modification. Eight loans totaling $22,234 modified as troubled debt restructurings were in default under their modified terms as of June 30, 2021.

During the six months ended June 30, 2020, the Bank modified the terms of three construction loans and one private banking loan with an extension of the maturity dates at the contracts’ existing rates of interest, which were lower than the current market rate for a new loan with similar risk. The total outstanding recorded investments were $13,777 both before and after modification. During the six months ended June 30, 2020, there was one construction loan of $5,263 identified as a troubled debt restructuring that had defaulted for which the payment default occurred within one year of modification.

The terms of certain other loans have been modified during the six months ended June 30, 2021 and 2020 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Forbearance Loans

As a response to the COVID-19 pandemic, the Company has offered forbearance under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to customers facing COVID-19-related financial difficulties. The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions related to federally backed mortgage loans, which include loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by HUD or are insured or guaranteed by other listed agencies. Borrowers of such federally backed mortgage loans experiencing a financial hardship as a result of COVID-19 may request forbearance, regardless of delinquency status, for up to 360 days. Subsequently, the federal agencies as well as the state of California announced extensions of their moratoria on single-family foreclosures and evictions and Federal Housing Administration insured loans through June 30, 2021. On August 3, 2021, the U.S. Centers for Disease and Control issued a temporary extension of the moratoria on evictions of certain covered persons in counties with heightened levels of community transmission of COVID-19 through October 3, 2021.

Certain provisions of the CARES Act, as amended in December 2020 by the Consolidated Appropriations Act of 2021, encourage financial institutions to practice prudent efforts to work with borrowers impacted by the COVID-19 pandemic. Under these provisions, a modification deemed to be COVID-19-related would not be considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or January 1, 2022. The banking regulators issued similar guidance, which also clarified that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

In this context, the Company implemented a COVID-19 forbearance program that generally provided for principal and interest forbearance for 120 days to residential borrowers with extensions available to qualified borrowers available for up to a maximum deferral period of twelve months, and these loans were not considered troubled debt restructurings. Under the forbearance program, interest continues to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest will be added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of the note, thus extending the loan’s maturity date. The terms of commercial loan forbearances are reviewed and determined on a case-by-case basis, and these loans were not considered troubled debt restructurings. Forbearance loans under the CARES program totaled $11,775 and $15,785 at June 30, 2021 and December 31, 2020, respectively. Total accrued interest receivables on these loans were $188 and $146 at June 30, 2021 and December 31, 2020, respectively.

As applications for the forbearance program continued to decrease in July 2021, the Bank terminated the forbearance program, effective July 31, 2021.

Foreclosure Proceedings

At June 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4,694 and $5,320, respectively. Of the loans in formal foreclosure proceedings, $4,683 and $3,209 were included in mortgage loans held for sale in the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans are classified as held for investment and receive an allocation of the allowance for loan losses consistent with a substandard loan loss allocation rate as these loans were classified as substandard at June 30, 2021 and December 31, 2020, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

At June 30, 2021 and December 31, 2020, the risk rating of loans by class of loans was as follows:

		Special
June 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,905,579	$—	$26,944	$258	$1,932,781
Residential second mortgage	15,397	—	714	—	16,111
Commercial real estate:
Retail	13,432	1,549	1,011	—	15,992
Multifamily	61,860	10,176	26,006	—	98,042
Offices	9,600	1,602	12,340	—	23,542
Hotels/ Single-room occupancy hotels	12,113	20,538	45,638	—	78,289
Industrial	5,851	—	—	—	5,851
Other	30,107	5,868	5,587	—	41,562
Construction	81,593	25,477	29,444	7,871	144,385
Commercial lines of credit:
Private banking	120	—	—	—	120
C&I lending	1,824	27	—	—	1,851
Total	$2,137,476	$65,237	$147,684	$8,129	$2,358,526

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,995,945	$—	$19,995	$94	$2,016,034
Residential second mortgage	16,806	—	686	—	17,492
Commercial real estate:
Retail	13,599	1,572	1,029	—	16,200
Multifamily	55,772	14,238	9,199	—	79,209
Offices	12,014	1,623	13,424	—	27,061
Hotels/ Single-room occupancy hotels	9,115	17,984	40,536	—	67,635
Industrial	5,867	—	7,319	—	13,186
Other	43,193	7,732	5,742	—	56,667
Construction	152,577	14,234	32,850	6,920	206,581
Commercial lines of credit:
Private banking	124	2,285	—	—	2,409
C&I lending	3,573	—	689	—	4,262
Other consumer	7	—	—	—	7
Total	$2,308,592	$59,668	$131,469	$7,014	$2,506,743

During the three and six months ended June 30, 2021, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $79,818 and $167,762, respectively. During the three and six months ended June 30, 2020, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $38,704. The repurchased Advantage Loan Program loans are recorded in loans held for investment. Any loss on the repurchase of the Advantage Loan Program loans is charged against the mortgage repurchase liability. The disposition of the mortgage servicing rights related to servicing the respective loans (as mortgage servicing of these loans was retained at the time of sale) is recorded in net servicing loss in non-interest income in the condensed consolidated statements of operations. The Advantage Loan Program loans that have been repurchased and included in the loan portfolio had an outstanding principal balance of $205,505 and $57,039 at June 30, 2021 and December 31, 2020, respectively. For more information on the repurchases of mortgage loans, refer to Note 16—Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$143,354	$171,553
FHLB	47,712	64,661
Private investors	190,097	429,816
Total	$381,163	$666,030

Custodial escrow balances maintained with these serviced loans were $2,509 and $6,051 at June 30, 2021 and December 31, 2020, respectively.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Mortgage servicing rights:
Beginning of period	$5,855	$10,302	$7,853	$10,845
Additions	25	383	99	490
Amortization	(1,680)	(1,116)	(3,752)	(1,766)
End of period	4,200	9,569	4,200	9,569

Valuation allowance at beginning of period	1,229	2,326	2,165	1,080
Additions (recoveries)	(261)	(23)	(1,197)	1,223
Valuation allowance at end of period	968	2,303	968	2,303

Mortgage servicing rights, net	$3,232	$7,266	$3,232	$7,266

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $(908) and $(207) for the three months ended June 30, 2021 and 2020, respectively, and $(1,338) and $(1,118) for the six months ended June 30, 2021 and 2020, respectively.

The fair value of mortgage servicing rights was $3,404 and $5,841 at June 30, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at June 30, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 19.7% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 49 months and a weighted average default rate of 0.2%.The fair value at December 31, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 22.5% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 43 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At June 30, 2021 and December 31, 2020, the carrying amount of certain individual groupings exceeded their fair values, resulting in write-downs to fair value. Refer to Note 13—Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $1,191,895 and $1,646,523 at June 30, 2021 and December 31, 2020, respectively. Time deposits included brokered deposits of $35,000 and $42,751 at June 30, 2021 and December 31, 2020, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $333,192 and $487,340 at June 30, 2021 and December 31, 2020, respectively.

Note 8—FHLB Borrowings

FHLB borrowings at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,		December 31,
	2021	Interest Rates	2020	Interest Rates
Long-term fixed rate advances	$318,000	0.43%-1.96%	$318,000	0.43%-1.96%

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from July 2021 to February 2030. Interest on these advances is payable monthly, and each advance is payable at its maturity date and may contain a prepayment penalty if paid before maturity. At June 30, 2021, advances totaling $307,000 were callable by the FHLB as follows: $100,000 in August 2021; $67,000 in September 2021; $90,000 in October 2021; and $50,000 in May 2024. At June 30, 2021, the Bank had additional borrowing capacity of $53,238 from the FHLB.

FHLB Overdraft Line of Credit and Letter of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing maximum borrowings of $50,000. The overdraft line of credit has not been drawn upon in 2021. The average amount outstanding during the six months ended June 30, 2020 was $3 . Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.43% and 0.46% at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, there were no outstanding borrowings under this agreement. The agreement has a one-year term and terminates in October 2021.

The Bank also has a $7,500 standby letter of credit with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. This letter of credit has a 16-month term and expires in July 2022. There were no borrowings outstanding on this standby letter of credit during the six months ended June 30, 2021.

The FHLB advances, the overdraft line of credit and letter of credit are collateralized by pledged securities and loans. Refer to Note 4—Investment Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $80,000 and $100,000 at June 30, 2021 and December 31, 2020, respectively. There were no borrowings under these credit lines during the six months ended June 30, 2021 and 2020.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 9—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	June 30,	December 31,
	2021	2020
Subordinated notes (principal amount)	$65,000	$65,000
Unamortized note premium	377	411
Unamortized debt issuance costs	—	(70)
Total	$65,377	$65,341

The Notes bore interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the Notes have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 6.0% and 7.0% at June 30, 2021 and December 31, 2020, respectively. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,005 and $1,178 for the three months ended June 30, 2021 and 2020, respectively, and $2,185 and 2,355 for the six months ended June 30, 2021 and 2020, respectively. The Notes mature in April 2026.

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

Note 10— Shareholders’ Equity

Issuance of Shares of Common Stock

In May 2021, the Company issued and sold 300,000 unregistered shares of common stock to its chief executive officer pursuant to the terms of a stock purchase agreement entered into at the time of the chief executive officer’s employment for cash consideration of $1,350 or $4.50 per share, the fair market value on date of sale.

Stock Repurchase Program

The board of directors previously approved the repurchase of up to $50,000 of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status.

In March 2020, the Company suspended the stock repurchase program for at least the near term in connection with the issues related to the Advantage Loan Program. Refer to Note 16─Commitments and Contingencies for further information regarding the internal review of the Advantage Loan Program (the “Internal Review”). The Company currently may not repurchase any common stock without the approval of the FRB.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

As of June 30, 2021, the Company had $19,568 of common stock purchases remaining that may be made under the program.

Note 11—Stock-based Compensation

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company. The stock-based awards are issued at no less than the market price on the date the awards are granted.

Previously, the board of directors had established a 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) which was approved by the shareholders. The 2017 Plan initially provided for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and board of directors of the Company. The stock-based awards were issued at no less than the market price on the date the awards are granted. Due to the adoption of the 2020 Plan, no further grants will be issued under the 2017 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Starting in 2020, stock option awards vest ratably over three years (one-third per year) after the date of grant, while stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years.

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

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2021	377,882	$5.61	9.09	$—
Granted	—	—
Exercised	—	—
Forfeited/expired	(10,115)	12.62
Outstanding at June 30, 2021	367,767	$5.41	8.13	$165

Exercisable at June 30, 2021	226,550	$4.98	8.22	$110

The Company recorded stock-based compensation expense associated with stock options of $46 and $29 for the three months ended June 30, 2021 and 2020, respectively, and $103 and $55 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was $101 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 0.83 years.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Restricted Stock Awards

During the six months ended June 30, 2021, the Company awarded 45,000 shares of restricted stock to non-employee independent directors and awarded 182,702 shares of restricted stock to certain key employees. The restricted stock awards generally vest ratably over three years (one-third per year) after the date of grant. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock awards activity for the six months ended June 30, 2021 is as follows:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value

Nonvested at January 1, 2021	137,936	$7.90
Granted	227,702	4.97
Vested	(31,906)	7.67
Forfeited	(25,846)	6.25
Nonvested at June 30, 2021	307,886	$5.89

During the six months ended June 30, 2021, the Company withheld 8,536 shares of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $46 associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $147 and $(20) for the three months ended June 30, 2021 and 2020, respectively, and $195 and $63 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was $1,460 of total unrecognized compensation cost related to the nonvested restricted stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.94 years. The total fair value of restricted shares that vested during the six months ended June 30, 2021 was $173.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$3,452	$2,867	$5,777	$(1,163)

Denominator:
Weighted average common shares outstanding, basic	50,009,053	49,837,948	49,930,563	49,837,805
Weighted average effect of potentially dilutive common shares:
Stock options	41,055	—	45,423	—
Restricted stock	10,667	3,793	11,267	—
Weighted average common shares outstanding, diluted	50,060,775	49,841,741	49,987,253	49,837,805

Income (loss) per share, basic and diluted	$0.07	$0.06	$0.12	$(0.02)

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	67,767	460,068	71,325	330,617
Restricted stock	241,732	163,490	153,190	198,882
Total	309,499	623,558	224,515	529,499

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		June 30, 2021
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury & Agency securities	$73,630	$—	$73,630	$—
Mortgage-backed securities	29,235	—	29,235	—
Collateralized mortgage obligations	87,630	—	87,630	—
Collateralized debt obligations	190	—	—	190
Equity securities	5,043	5,043	—	—

		Fair Value Measurements at
		December 31, 2020
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury & Agency securities	$138,997	$40,192	$98,805	$—
Mortgage-backed securities	33,814	—	33,814	—
Collateralized mortgage obligations	126,596	—	126,596	—
Collateralized debt obligations	187	—	—	187
Equity securities	5,118	5,118	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	June 30, 2021	June 30, 2020
Balance of recurring Level 3 assets at beginning of period	$187	$199
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	4	(14)
Principal maturities/settlements	(1)	(1)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$190	$184

Unrealized losses on Level 3 investments for collateralized debt obligations was $22 and $27 at June 30, 2021 and December 31, 2020, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $3 and $4 for the six months ended June 30, 2021 and 2020, respectively.

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

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheet at June 30, 2021 and December 31, 2020, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at June 30, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$43	$—	$—	$43
Construction	5,906	—	—	5,906
Mortgage servicing rights	2,438	—	—	2,438

	Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$8,240	$—	$—	$8,240
Construction	5,015	—	—	5,015
Mortgage loans held for sale	19,375	—	19,375	—
Mortgage servicing rights	5,175	—	—	5,175

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

As discussed above, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following tables present quantitative information about Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Impaired loans:
Residential real estate	$43	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15%)
Construction	$5,906	Hybrid of sales comparison and income capitalization approaches	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (15%)
Mortgage servicing rights	$2,438	Discounted cash flow	Discount rate	9.5% - 12.0% (11.3)%
			Prepayment speed	11.6% - 38.8% (22.2)%
			Default rate	0.1% - 0.2% (0.2)%

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2021 and December 31, 2020, are as follows:

	Fair Value Measurements at June 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$774,478	$774,478	$774,478	$—	$—
Interest-bearing time deposits with other banks	805	810	—	810	—
Mortgage loans held for sale	15,107	15,613	—	15,613	—
Loans, net(1)	2,280,659	2,401,320	—	—	2,401,320

Financial Liabilities
Time deposits(2)	1,191,895	1,196,803	—	1,196,803	—
Federal Home Loan Bank borrowings	318,000	321,930	—	321,930	—
Subordinated notes, net	65,377	65,431	—	65,431	—
(1)	Excludes impaired loans measured at fair value on a nonrecurring basis at June 30, 2021.
(2)	Includes time deposits held for sale with a carrying value of $20,678 and a fair value of $20,799 (Level 2).

	Fair Value Measurements at December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$998,497	$998,497	$998,497	$—	$—
Interest-bearing time deposits with other banks	7,021	7,021	7,021	—	—
Mortgage loans held for sale	2,909	3,052	—	3,052	—
Loans, net	2,434,356	2,521,874	—	—	2,521,874

Financial Liabilities
Time deposits	1,646,523	1,658,020	—	1,658,020	—
Federal Home Loan Bank borrowings	318,000	328,150	—	328,150	—
Subordinated notes, net	65,341	65,753	—	65,753	—

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Under the Basel III capital rules, the Company and the Bank must hold a capital conservation buffer (“CCB”) over the adequately capitalized risk-based capital ratios. At present, in order to avoid the imposition of restrictions on capital distributions and discretionary bonus payments, the Company is required to maintain a CCB of at least 2.50%. The net unrealized gain or loss on investment securities is not included in regulatory capital. Banking organizations are required to maintain a minimum total capital ratio of 10.5%, a minimum Tier 1 capital ratio of 8.5% and a minimum common equity Tier 1 capital ratio of 7.0% (in each case accounting for the required CCB). Management believes that at June 30, 2021, the Company and the Bank meet all regulatory capital requirements to which they are subject.

At June 30, 2021 and December 31, 2020, the Bank exceeded all capital requirements to be categorized as well capitalized, and the Company exceeded applicable capital adequacy requirements as presented below. The Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios, with such regulatory minimums not including the CCB as discussed above, at June 30, 2021 and December 31, 2020 are as follows:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$399,367	24.61%	$129,837	8.00%	N/A	N/A
Bank	393,962	24.50	128,624	8.00	160,780	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	326,081	20.09	97,378	6.00	N/A	N/A
Bank	373,241	23.21	96,468	6.00	128,624	8.00
Common Equity Tier 1 (CET1)
Consolidated	326,081	20.09	73,033	4.50	N/A	N/A
Bank	373,241	23.21	72,351	4.50	104,507	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	326,081	9.16	142,369	4.00	N/A	N/A
Bank	373,241	10.53	141,766	4.00	177,207	5.00

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$407,733	22.58%	$144,466	8.00%	N/A	N/A
Bank	386,237	21.56	143,339	8.00	179,174	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	319,204	17.68	108,350	6.00	N/A	N/A
Bank	363,224	20.27	107,504	6.00	143,339	8.00
Common Equity Tier 1 (CET1)
Consolidated	319,204	17.68	81,262	4.50	N/A	N/A
Bank	363,224	20.27	80,628	4.50	116,463	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	319,204	8.08	158,067	4.00	N/A	N/A
Bank	363,224	9.20	157,954	4.00	197,442	5.00

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

Note 15—Related Party Transactions

From time to time, the Company had made charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $150 and $375 to the foundation during the three and six months ended June 30, 2020, respectively. The Company ceased making charitable contributions beginning in the second quarter of 2020.

In May 2021, the Company issued and sold unregistered shares of common stock to its Chief Executive Officer in exchange for cash consideration. Refer to Note 10—Shareholders’ Equity.

The Bank had provided monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $23 and $50 during the three and six months ended June 30, 2020, respectively. The Bank terminated such data processing agreement, effective as of November 2020.

The Company historically had leased certain storage and office space from entities owned by the Company’s controlling shareholders. Amounts paid under such leases totaled $60 and $120 during the three and six months ended June 30, 2020, respectively. The Company terminated such leases as of December 31, 2020.

The Company subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $97 and $69 during the three months ended June 30, 2021 and 2020, respectively, and $192 and $138 during the six months ended June 30, 2021 and 2020, respectively.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At June 30, 2021, outstanding commitments to make loans consisted of fixed rate loans of $264 with interest rates ranging from 2.5% to 2.625% and maturities of 15 years and variable rate loans of $9,150 with varying interest rates (ranging from 3.375% to 3.875% at June 30, 2021) and maturities ranging from 15 years to 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At June 30, 2021, the unused lines of credit include residential second mortgages of $14,081 and construction loans of $66,491, totaling $80,572. These unused lines of credit are associated with variable rate commitments with interest rates ranging from 3.25% to 7.50% and maturities ranging from 1 month to 14 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Commitments to make loans	$9,414	$40,331
Unused lines of credit	80,572	140,665
Standby letters of credit	24	24

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

The Bank is fully cooperating with the OCC investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred and expects to continue to incur significant costs in its efforts to comply with the OCC Agreement and respond to the OCC investigation, which are reflected in the Company’s results of operations for the three and six months ended June 30, 2021 and 2020.

The Bank also has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program. During 2021, the DOJ charged by criminal information the former managing director of residential lending of the Bank and two other former loan officers with conspiracy to commit bank and wire fraud in connection with the Advantage Loan Program, and each individual has pled guilty to that charge. The criminal information and plea agreement with respect to the former managing director of residential lending asserts that the individual acted with the knowledge and encouragement of certain former members of senior management. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has and expects to continue to incur significant costs in its efforts to comply with the DOJ investigation in 2021.

In the first quarter of 2021, the Company learned of a formal investigation recently initiated by the SEC. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Company has received document and information requests from the SEC and is fully cooperating with this investigation. Adverse findings in the SEC investigation could result in material losses due to penalties, disgorgement, costs and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth or other aspects of its business. The Company expects to incur significant costs in its efforts to comply with the SEC investigation in 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

In addition, the Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. The plaintiffs filed an amended complaint on July 2, 2020, seeking damages and reimbursement of fees and expenses. This action alleges violations of the federal securities laws, primarily with respect to disclosures concerning the Bank’s residential lending practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. On September 22, 2020, the Company filed with the court a motion to dismiss the amended complaint. In February 2021, the Company, each individual defendant and the plaintiff reached an agreement in principle to settle the securities class action lawsuit. On April 19, 2021, the plaintiff, the Company and each of the other defendants entered into the final settlement agreement and submitted it to the court. Preliminary approval was granted by the court on April 28, 2021, and a final approval hearing is scheduled to be held before the court on September 16, 2021. The final agreement provides for a single $12,500 cash payment in exchange for the release of all of the defendants from all alleged claims therein and remains subject to final documentation, court approval and other conditions. This $12,500 liability has been accrued for as of June 30, 2021 and December 31, 2020. The full amount of the settlement will be paid by the Company’s insurance carriers under applicable insurance policies and has been recorded as a receivable in other assets in the condensed consolidated balance sheet. In the event final court approval is not received, or the settlement is not finalized for any other reason, the Company intends to vigorously defend this action.

The Company maintained a liability of $27,500 for contingent losses at June 30, 2021 and December 31, 2020. The outcome of the pending investigations and litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s business, financial condition or results of operations.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

As of June 30, 2021 and December 31, 2020, the Bank maintained a mortgage repurchase liability in connection with the above mentioned investigations stemming from the Advantage Loan Program totaling $4,292 and $9,699, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $303,747 and $562,139 at June 30, 2021 and December 31, 2020, respectively, including Advantage Loan Program loans totaling $190,097 and $429,816 at June 30, 2021 and December 31, 2020, respectively.

The mortgage repurchase liability reflects management’s estimate of losses based on a combination of factors. The Company’s estimation process requires management to make subjective and complex judgements about matters that are inherently uncertain, such as future repurchase demand expectations, economic factors and findings from the Internal Review. The actual repurchase losses could vary significantly from the recorded mortgage repurchase liability, depending on the outcome of various factors, including those previously discussed.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans.

In March 2021, the Company repurchased a pool of Advantage Loan Program loans with an outstanding principal balance of $87,944 from a third-party investor. These loans were previously sold to such third-party investor with servicing retained and were considered to be performing at the repurchase date. In connection with this repurchase during the first quarter of 2021, the Company recognized a disposition of $1,255 mortgage servicing rights and charged a loss of $2,917 against the mortgage repurchase liability. In addition, the Company entered into another agreement with the same investor to repurchase an additional pool prior to July 22, 2023, with the specific timing for the repurchase at the discretion of the investor. The aggregate principal balance of the loans in this pool at June 30, 2021 was $35,124.

In June 2021, the Company repurchased a pool of Advantage Loan Program loans with an outstanding principal balance of $79,818 from another third-party investor. These loans were previously sold to such third-party investor with servicing retained and were considered to be performing at the repurchase date. In connection with this repurchase during the second quarter of 2021, the Company recognized a disposition of $1,054 mortgage servicing rights and charged a loss of $1,825 against the mortgage repurchase liability. In addition, the Company entered into another agreement with the same investor to repurchase additional pools prior to various dates in 2023, with the specific timing for the repurchases at the discretion of the investor. The aggregate principal balance of the loans in these pools at June 30, 2021 was $58,714.

Activity in the mortgage repurchase liability was as follows:

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$9,699	$7,823
Net provision (recovery)	(665)	25
Loss on loan repurchases	(4,742)	—
Balance, end of the period	$4,292	$7,848

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Note 17—Subsequent Events

Sale of Bellevue, Washington Branch Office

On July 23, 2021, the Bank completed the sale of the Bellevue, Washington branch office to First Federal Savings & Loan Association of Port Angeles. The sale included the transfer of customer deposit accounts of $65,437 as well as the transfer of all premises and equipment. The Company recorded a gain of $1,417 on the sale.

Repurchases of Residential Real Estate Mortgage Loans

In July 2021, the Company repurchased from a third-party investor a pool of Advantage Loan Program loans with an outstanding principal balance of $4,944. These loans were previously sold to such third-party investor with servicing retained and were considered to be performing at the acquisition date.

Letter of Credit

In July 2021, the Bank obtained an additional $4,000 irrevocable standby letter of credit from the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. This letter of credit expires in July 2024 and is collateralized by certain investment securities and loans.

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

The risks, uncertainties and other factors identified in our filings with the SEC, and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, see the risk factors set forth under “Item 1A. Risk Factors” in our 2020 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors and other disclosures, in evaluating these forward-looking statements.

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

Risks Related to the Advantage Loan Program

●	The results of the Internal Review of our Advantage Loan Program and related matters
●	The results of investigations of us by the OCC, the DOJ, the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program
●	Compliance with the OCC Agreement and BSA /AML laws and regulations generally
●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the COVID-19 pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Federal Reserve
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of increases to the federal corporate tax rate

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the QTL test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws
●	Adverse effects that may arise from the material weaknesses in our internal control over financial reporting or a failure to promptly remediate them

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuance of LIBOR

Risks Related to Interest Rates

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future

●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	The recent significant transition in our senior management and our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

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

The Company has incurred and continued to incur significant legal, consulting and other third-party expenses in the second quarter of 2021 in connection with the Internal Review, the government investigations, compliance with the OCC Agreement and defending litigation and threatened litigation related to the Advantage Loan Program.

For further information regarding these matters, see “Part II, Item 1. Legal Proceedings” and “Part II, Item 1A. Risk Factors.”

Update on Impact of COVID-19

The COVID-19 pandemic continues to create extensive disruptions to U.S. and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Although in various locations certain activity restrictions have been relaxed with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and prompting the need for additional aid and other forms of relief. Recently, COVID-19 vaccinations have been increasing, though at a decreasing rate with significant resistance to vaccination in certain geographies and among certain groupings of people. Further, variant strains of the COVID-19 virus have appeared, notably the “delta” variant, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic. The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (for example, waiving late payment and other fees). At June 30, 2021, pandemic-related forbearances totaled $11.8 million, or 0.50% of total loans, down significantly from peak levels in 2020. The remaining forbearances consist of $5.9 million residential real estate loans and $5.9 million commercial real estate loans. As applications for the forbearance program continued to decrease in July 2021, the Bank terminated the forbearance program, effective July 31, 2021.

The economic disruptions related to the COVID-19 pandemic have resulted in a significant increase in delinquencies and loans on nonaccrual status across our commercial real estate loan, construction loan and residential real estate loan portfolios as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. For example, as of June 30, 2021, our commercial real estate loan portfolio includes loans secured by single-room occupancy hotels (“SROs”), hotels, retail properties and offices, totaling $117.8 million, representing 5.0% of total loans, including $78.3 million of loans secured by SROs and hotels. According to data from an independent real estate services firm, the office vacancy rate in San Francisco continued to rise during the second quarter of 2021 and was 20.1% as of June 30, 2021. In addition, operating cash flows from tenants have decreased as a result of the COVID-19 pandemic, and decreased travel as a result of the COVID-19 pandemic has affected our SRO borrowers by reducing demand from tourists for travel accommodations in San Francisco. Our construction loan portfolio also includes similar substantial exposures. In addition, the elevated unemployment rate will continue to have a significant adverse impact on the ability of our residential real estate borrowers to repay their loans.

Overview of Quarterly Performance

Our historical lending strategy has been to offer a range of loan products to the residential and commercial markets. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 83% of our loan portfolio as of June 30, 2021. The balance of our loan portfolio consists of commercial real estate, construction, and commercial lines of credit.

Our focus for 2021 is to continue to work hard to resolve our outstanding compliance issues and re-establish strong credit metrics for new lending initiatives. Going forward, we plan to focus on the diversification of our overall loan production and develop new residential loan products. However, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. In addition, we continued to maintain a high level of liquidity to prepare for potential Advantage Loan Program repurchase requests, which we have solicited from loan investors, and to compensate for the Bank’s reduced borrowing capacity from the FHLB as a result of a reduction in collateral pledged, as well as to prepare for additional uncertainties related to our ongoing examinations and investigations. The Bank repurchased $167.8 million of Advantage Loan Program loans in during the first six months of 2021 and has entered into commitments to repurchase another $93.8 million of Advantage Loan Program loans over the next two years.

On March 19, 2021, the Bank entered into an agreement with First Federal Savings & Loan Association of Port Angeles, a Washington state chartered bank, to sell the Bank’s Bellevue, Washington branch office. This transaction was completed on July 23, 2021 and included the transfer of $65.4 million in total deposits at a premium of $1.4 million, representing 2.1% of the total balance of deposits transferred. The total balance of the deposit accounts located at the branch at June 30, 2021 was $73.4 million.

During the first six months of 2021, the Bank prepared to initiate a conversion of the core IT system, which is scheduled to occur during the third quarter of 2021. The new core IT system will allow the Bank to capitalize on advanced technologies to better achieve regulatory compliance.

As of June 30, 2021, the Company had total consolidated assets of $3.42 billion, total consolidated deposits of $2.61 billion and total consolidated shareholders’ equity of $327.0 million. Liquid assets, comprising cash and due from banks and investment securities, decreased $333.0 million, or 26%, to $970.5 million from $1.30 billion at December 31, 2020. Total loans held for investment decreased $148.2 million, or 6%, to $2.36 billion from $2.51 billion at December 31, 2020. Net principal payments continued to exceed new loan production in 2021. This decrease was partially offset by the repurchase of $167.8 million of Advantage Loan Program loans in 2021. Cash utilized in the repurchase helped reduce our excess liquidity position. Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, totaled $74.8 million at June 30, 2021, compared to $86.5 million at December 31, 2020.

Our net income increased $0.6 million from net income of $2.9 million for the three months ended June 30, 2020 to net income of $3.5 million for the three months ended June 30, 2021. The increase was primarily attributable to a $1.8 million recovery for loan losses in the current period compared to a $4.3 million provision for loan losses in the second quarter of 2020. This increase was partially offset by a $3.5 million decrease in net interest income and a $1.6 million decrease in non-interest income. Our net interest margin decreased from 3.08% for the three months ended June 30, 2020 to 2.70% for the three months ended June 30, 2021 due primarily to a decline in the average balance of our loan portfolio, as well as a shift in the balance sheet mix and the impact of the current low interest rate environment.

Details of the changes in the various components of net income are discussed below.

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

During the six months ended June 30, 2021, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations. Our critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2020 Form 10-K.

Financial Condition

The Company’s total assets were $3.42 billion at June 30, 2021 compared to $3.91 billion at December 31, 2020. Total loans, net of allowance for loan losses, decreased $146.5 million, or 6%, to $2.29 billion at June 30, 2021 from $2.43 billion at December 31, 2020. The investment securities portfolio decreased $109.0 million, or 36%, to $196.0 million at June 30, 2021 from $305.0 million at December 31, 2020. Total deposits, including $73.4 million deposits held for sale, decreased $488.7 million, or 16%, to $2.61 billion at June 30, 2021. Borrowings, excluding the Notes, remain unchanged at $318.0 million at June 30, 2021 compared to December 30, 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30, 2021		At December 31, 2020
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,948,892	83%	$2,033,526	81%
Commercial real estate	263,278	11%	259,958	11%
Construction	144,385	6%	206,581	8%
Total real estate	2,356,555	100%	2,500,065	100%
Commercial lines of credit	1,971	—%	6,671	—%
Other consumer	—	—%	7	—%
Total loans	2,358,526	100%	2,506,743	100%
Allowance for loan losses	(70,669)		(72,387)
Loans, net	$2,287,857		$2,434,356

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at June 30, 2021:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$22,567	$1,926,325	$1,948,892
Commercial real estate	103,113	160,165	263,278
Construction	—	144,385	144,385
Commercial lines of credit	—	1,971	1,971
Other consumer	—	—	—
Total	$125,680	$2,232,846	$2,358,526

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of June 30, 2021:

	Residential	Commercial		Commercial	Other
June 30, 2021	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$500,457	$8,339	$144,385	$1,971	$—	$655,152
More than 6 months through 12 months	526,007	17,649	—	—	—	543,656
More than 12 months through 24 months	329,714	39,982	—	—	—	369,696
More than 24 months through 36 months	195,523	19,759	—	—	—	215,282
More than 36 months through 60 months	316,558	74,436	—	—	—	390,994
More than 60 months	58,066	—	—	—	—	58,066
Fixed to Maturity	22,567	103,113	—	—		125,680
Total	$1,948,892	$263,278	$144,385	$1,971	$—	$2,358,526

At June 30, 2021, $304.0 million, or 13.6%, of our adjustable interest rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due or more and still accruing interest, troubled debt restructurings, nonaccrual loans held for sale and other loan collateral acquired through foreclosures and repossessions. At June 30, 2021 and December 31, 2020, we had $44 thousand and $46 thousand, respectively, of accruing loans that were past due 90 days or more. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. However, not all troubled debt restructurings are placed on nonaccrual status. At June 30, 2021 and December 31, 2020, we had troubled debt restructurings totaling $25.2 million and $28.3 million, respectively. Troubled debt restructurings on nonaccrual status at such dates totaled $22.2 million and $20.1 million, respectively, and are included in the nonaccrual loan categories in the following table. See Note 5—Loans—Troubled Debt Restructurings to our condensed consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated. In addition to the exclusions and presentation conventions described in the footnotes to the table, the categories of nonperforming assets in the following table do not include COVID-19-related loan forbearances that may be excluded from troubled debt restructurings under the CARES Act.

	At June 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$27,871	$20,729
Commercial real estate	19,092	19,965
Construction	27,803	41,873
Commercial lines of credit	—	3,857
Other consumer	—	—
Total nonaccrual loans (2)	74,766	86,424
Other real estate owned	—	167
Loans past due 90 days or more and still accruing interest	44	46
Other troubled debt restructurings(3)	2,940	8,246
Nonaccrual loans held for sale(4)	14,867	19,375
Total nonperforming assets	$92,617	$114,258
Total loans	$2,358,526	$2,506,743
Total assets	$3,417,452	$3,914,045
Total nonaccrual loans to total loans(2)	3.17%	3.45%
Total nonperforming assets to total assets	2.71%	2.92%
(1)Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(3)Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.
(4)Nonaccrual loans held for sale were residential real estate loans as of June 30, 2021.

As of June 30, 2021, nonperforming assets totaled $92.6 million, reflecting a decrease of $21.6 million from $114.3 million as of December 31, 2020. This decrease is attributable primarily to nonaccrual construction loans, which totaled $27.8 million as of June 30, 2021, reflecting a decrease of $14.1 million from $41.9 million as of December 31, 2020. Nonaccrual residential real estate loans totaled $27.9 million at June 30, 2021 compared to $20.7 million at December 31, 2020. The increase in nonaccrual residential real estate loans is attributable to 21 loans totaling $16.4 million becoming 90 days or more past due, which was partially offset by 16 loans totaling $9.3 million returning to current status or being repaid in full.

The decrease in nonaccrual construction loans is attributable primarily to three construction loans totaling $7.5 million which were paid in full and five construction loans totaling $11.3 million returning to accrual status upon conversion to commercial real estate bridge loans to allow time for the borrower to sell the project. The decrease was partially offset by the addition of one construction loan of $4.1 million to nonaccrual status.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the three and six months ended June 30, 2021 if interest on all such loans had been recorded based upon original contract terms was approximately $1.1 million and $2.3 million, respectively. The total amount of interest income received during the three and six months ended June 30, 2021 on nonaccrual loans was $0.7 million and $1.6 million, respectively.

COVID-19-Related Forbearances. Under the CARES Act, COVID-19-related loan forbearances may be excluded from treatment as a troubled debt restructuring if such forbearance meets certain criteria. Further, in response to the COVID-19 pandemic, we have offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The principal balance of loans modified due to the economic effects of the COVID-19 pandemic and still in forbearance declined during 2021 from peak levels in 2020. Total loans in COVID-19-related forbearances decreased from $15.8 million, or 0.63% of total loans held for investment, at December 31, 2020 to $11.8 million, or 0.50% of total loans held for investment, at June 30, 2021. Subsequent to June 30, 2021, applications for the forbearance program continued to decrease and the Bank terminated the forbearance program, effective July 31, 2021. The following table sets forth such loans in forbearance at the dates indicated.

	June 30,	December 31,
	2021	2020
Residential real estate	$5,842	$10,729
Commercial real estate	5,933	5,056
Total loans in forbearance	$11,775	$15,785
Loans in forbearance to total loans held for investment	0.50%	0.63%

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, by type and amount at the dates indicated.

	June 30, 2021			December 31, 2020
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$33,222	$16,910	$27,915	$38,181	$14,658	$20,775
Commercial real estate	7,901	4,000	19,092	4,845	—	19,965
Construction	—	3,323	27,803	8,593	2,514	41,873
Commercial lines of credit	—	—	—	—	—	3,857
Other consumer	—	—	—	—	—	—
Total delinquent loans	$41,123	$24,233	$74,810	$51,619	$17,172	$86,470

Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, decreased $11.7 million, or 13%, from $86.5 million at December 31, 2020 to $74.8 million at June 30, 2021. This decrease was primarily attributable to our construction loan portfolio.

Classified Loans. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The four risk categories utilized are Pass, Special Mention, Substandard and Doubtful. Loans in the Pass category are considered to be of satisfactory quality, while the remaining three categories indicate varying levels of credit risk. See Note 5—Loans—Credit Quality to our condensed consolidated financial statements for additional information about our risk categories.

Loans classified as Special Mention, Substandard and Doubtful were as follows:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Special Mention	$65,237	$59,668
Substandard	147,684	131,469
Doubtful	8,129	7,014
Total	$221,050	$198,151

Total Special Mention, Substandard and Doubtful loans increased $22.9 million to $221.1 million, or 9.4% of total loans, at June 30, 2021, from $198.2 million, or 7.9% of total loans, at December 31, 2020. The increase was primarily attributable to $16.2 million increase in Substandard loans due to the downgrade of four commercial real estate loans totaling $29.5 million, of which two of such loans are secured by SROs and have an aggregate principal balance of $7.3 million, 21 residential real estate loans totaling $16.1 million and three construction loans totaling $11.2 million. These downgrades were offset, in part, by $26.9 million of loans paid in full, $12.4 million of loans being upgraded upon returning to current status and $2.0 million of principal paydown.

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

At June 30, 2021 and December 31, 2020, we had 22 and 31 impaired loans with recorded investments of $53.2 million and $74.0 million, respectively. Total impaired loans decreased $20.8 million, or 28%, primarily attributable to $17.4 million of impaired loans that were paid in full and $11.3 million of impaired loans that returned to accrual status. This decrease was partially offset by two construction loans, totaling $7.6 million, being added to impaired status.

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$71,871	$42,613	$72,387	$21,730
Charge offs:
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total charge offs	—	—	—	—
Recoveries:
Residential real estate	587	2	791	12
Commercial real estate	15	17	31	36
Construction	2	2	3	3
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total recoveries	604	21	825	51
Net recoveries	604	21	825	51
Provision (recovery) for loan losses	(1,806)	4,297	(2,543)	25,150
Allowance for loan losses at end of period	$70,669	$46,931	$70,669	$46,931
Nonperforming loans and troubled debt restructurings at end of period	$77,750	$77,277	$77,750	$77,277
Total loans at end of period	$2,358,526	$2,764,155	$2,358,526	$2,764,155
Average loans during period	$2,393,084	$2,827,131	$2,429,857	$2,848,923
Allowance for loan losses to nonperforming loans and troubled debt restructurings at the end of period	91%	61%	91%	61%
Allowance for loan losses to total loans at end of period	3.00%	1.70%	3.00%	1.70%
Net recoveries to average loans outstanding during the period	(0.03)%	—%	(0.03)%	—%

The following tables set forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At June 30, 2021		At December 31, 2020
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$33,064	83%	$32,366	81%
Commercial real estate	22,491	11%	21,942	10%
Construction	15,056	6%	17,988	8%
Commercial lines of credit	58	—%	91	1%
Other consumer	—	—%	—	—%
Unallocated	—	N/A	—	N/A
Total	$70,669	100%	$72,387	100%

The allowance for loan losses as a percentage of loans was 3.00% and 2.89% as of June 30, 2021 and December 31, 2020, respectively. Our total allowance for loan losses decreased by $1.7 million, or 2%, to $70.7 million during the six months ended June 30, 2021, from $72.4 million at December 31, 2020. The $1.7 million decrease to our allowance for loan losses was primarily attributable to a $8.3 million reduction in required allowance for loan losses due to a decrease in the aggregate balance of Pass rated loans as a result of loan portfolio runoff, despite the repurchase of residential real estate loans and new originations during the six months ended June 30, 2021. Partially offsetting the decrease in our allowance for loan losses was a $6.6 million increase in required allowance for loan loss reflecting a $22.9 million net increase in Special Mention, Substandard and Doubtful loans during the six months ended June 30, 2021.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our debt securities available-for-sale portfolio at the dates indicated.

	At June 30,		At December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury & Agency securities	$73,540	$73,630	$138,742	$138,997
Mortgage-backed securities	29,408	29,235	33,743	33,814
Collateralized mortgage obligations	86,888	87,630	126,359	126,596
Collateralized debt obligations	212	190	214	187
Total	$190,048	$190,685	$299,058	$299,594

We decreased the size of our available-for-sale debt securities portfolio (on an amortized-cost basis) by $109.0 million, or 36%, from December 31, 2020 to $190.0 million at June 30, 2021, reflecting the maturity of $65.0 million in Treasury notes and the paydown of the mortgage-backed securities and collateralized mortgage obligations portfolio.

At June 30, 2021 and December 31, 2020, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders’ equity.

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment, we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recorded through income as an impairment. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which must be recognized in the condensed consolidated statements of operations and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is measured as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other-than- temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate debt securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2021, gross unrealized losses on debt securities totaled $286 thousand. We do not consider the debt securities to be other-than-temporarily impaired at June 30, 2021, since (i) the decline in fair value of the debt securities is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded, restricted stock. Equity securities totaled $5.3 million and $5.4 million at June 30, 2021 and December 31, 2020, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.61 billion at June 30, 2021, a decrease of $488.7 million, or 16%, compared to $3.10 billion at December 31, 2020, reflecting our decision to begin to reduce our significant liquidity position through planned deposit runoff. The decrease was primarily attributable to a $454.6 million decrease in time deposits, a $32.2 million decrease in money market, savings and NOW accounts, and a $1.8 million decrease in noninterest bearing demand deposits. Brokered deposits totaled $35.0 million at June 30, 2021, compared to $42.8 million at December 31, 2020. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.27 billion at June 30, 2021, or 87% of total deposits at that date, compared to $2.62 billion, or 85% of total deposits at December 31, 2020.

On March 19, 2021, the Bank entered into an agreement to sell the Bank’s Bellevue, Washington branch office. This transaction was completed on July 23, 2021 and included the transfer of $65.4 million in total deposits at a premium of $1.4 million, representing 2.1% of the total balance of deposits transferred. The actual amount of deposits transferred was based on their balances as of the transaction closing date. The total balance of the deposit accounts located at the branch at June 30, 2021 was $73.4 million, consisting of $51.8 million money market, savings and NOW accounts, $20.7 million time deposits and $0.9 million noninterest bearing demand deposits.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers. Our short-term FHLB advances consist primarily of advances of funds for one- or two-week periods.

At June 30, 2021 and December 31, 2020, outstanding FHLB borrowings totaled $318.0 million, and there were no amounts outstanding on lines of credit with other banks. In addition, $65.0 million in principal amount of our Notes remained outstanding as of June 30, 2021 and December 31, 2020.

At June 30, 2021, we had the ability to borrow an additional $103.2 million from the FHLB, which included an available line of credit of $50.0 million. In addition, we obtained a standby letter of credit of $7.5 million which provides credit support for certain of our obligations related to our commitment to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million.

Shareholders’ Equity

Total shareholders’ equity was $327.0 million at June 30, 2021, an increase of $7.5 million, or 2%, from December 31, 2020. The increase was primarily the result of net income of $5.8 million. In May 2021, we issued and sold 300,000 shares of common stock to our chief executive officer pursuant to the terms of the stock purchase agreement entered into with our chief executive officer at the time of his employment for total cash proceeds of $1.4 million.

During the six months ended June 30, 2020, we repurchased 10,912 shares of our common stock at a total cost of $82 thousand pursuant to a share repurchase program.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

General. Net income was $3.5 million for the three months ended June 30, 2021, compared to $2.9 million for the same period in 2020, an increase of $0.6 million. The increase in net income for the three months ended June 30, 2021 was primarily attributable to a decrease in provision (recovery) for loan losses, which was partially offset by a decrease in net interest income, a decrease in non-interest income primarily due to a decrease in the gain on sale of mortgage loans held for sale and a decrease in net servicing income.

We had net income of $5.8 million for the six months ended June 30, 2021, compared to a net loss of $1.2 million for the same period in 2020, an increase of $6.9 million. The increase in net income for the six months ended June 30, 2021 was primarily attributable to a decrease in the provision (recovery) for loan losses, which was partially offset by a decrease in net interest income and an increase in non-interest expense. The increase in non-interest expense was due primarily to an increase in professional fees and salaries and employee benefits. Return on average assets was 0.31% and (0.07)% for the six months ended June 30, 2021 and 2020, respectively. Return on average shareholders' equity was 3.56% and (0.69)% for the six months ended June 30, 2021 and 2020, respectively. The dividend payout ratio was 0.0% and (42.91)% for the six months ended June 30, 2021 and 2020, respectively. Total average shareholders' equity to total average assets was 8.79% and 9.82% for the six months ended June 30, 2021 and 2020, respectively.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2021 and 2020. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended June 30 ,						Six Months Ended June 30,
	2021			2020			2021			2020
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,960,561	$23,794	4.85%	$2,329,695	$29,789	5.11%	$1,983,211	$48,390	4.88%	$2,366,335	$61,801	5.22%
Commercial real estate	258,310	3,444	5.33%	275,046	3,635	5.29%	257,465	6,627	5.15%	268,069	7,181	5.36%
Construction	171,921	2,788	6.49%	204,689	3,749	7.33%	185,201	6,200	6.70%	196,628	7,408	7.54%
Commercial lines of credit	2,292	48	8.38%	17,701	328	7.41%	3,980	151	7.54%	17,891	636	7.11%
Total loans	2,393,084	30,074	5.03%	2,827,131	37,501	5.31%	2,429,857	61,368	5.05%	2,848,923	77,026	5.41%
Securities, includes restricted stock(2)	270,809	385	0.57%	226,497	1,037	1.83%	291,772	775	0.53%	200,649	2,071	2.06%
Other interest-earning assets	837,866	227	0.11%	459,222	141	0.12%	923,854	490	0.11%	313,128	575	0.37%
Total interest-earning assets	3,501,759	30,686	3.51%	3,512,850	38,679	4.41%	3,645,483	62,633	3.44%	3,362,700	79,672	4.74%
Noninterest-earning assets
Cash and due from banks	7,373			13,842			6,935			11,673
Other assets	42,921			58,008			42,945			66,239
Total assets	$3,552,053			$3,584,700			$3,695,363			$3,440,612
Interest-bearing liabilities
Money Market, Savings and NOW	$1,344,949	$807	0.24%	$1,215,610	$2,258	0.75%	$1,363,566	$1,742	0.26%	$1,236,443	$5,565	0.91%
Time deposits	1,346,059	4,429	1.32%	1,463,806	7,318	2.01%	1,468,382	10,196	1.40%	1,318,750	14,375	2.20%
Total interest-bearing deposits	2,691,008	5,236	0.78%	2,679,416	9,576	1.43%	2,831,948	11,938	0.85%	2,555,193	19,940	1.57%
FHLB borrowings	318,000	847	1.05%	329,002	877	1.05%	318,006	1,685	1.05%	298,235	1,687	1.13%
Subordinated notes, net	65,385	1,005	6.15%	65,235	1,178	7.22%	65,372	2,185	6.68%	65,214	2,355	7.22%
Total borrowings	383,385	1,852	1.91%	394,237	2,055	2.06%	383,378	3,870	2.01%	363,449	4,042	2.21%
Total interest-bearing liabilities	3,074,393	7,088	0.92%	3,073,653	11,631	1.52%	3,215,326	15,808	0.99%	2,918,642	23,982	1.66%
Noninterest-bearing liabilities
Demand deposits	60,319			69,962			59,874			72,918
Other liabilities	90,174			106,564			95,220			111,192
Shareholders’ equity	327,167			334,521			324,943			337,860
Total liabilities and shareholders’ equity	$3,552,053			$3,584,700			$3,695,363			$3,440,612
Net interest income and spread		$23,598	2.59%		$27,048	2.89%		$46,825	2.45%		$55,690	3.08%
Net interest margin			2.70%			3.08%			2.57%			3.31%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalent adjustments.

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

	Three Months Ended			Six Months Ended
	June 30, 2021 vs. 2020			June 30, 2021 vs. 2020
			Net			Net
	Increase (Decrease)		Increase	Increase (Decrease)		Increase
	due to		(Decrease)	due to		(Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(4,538)	$(1,457)	$(5,995)	$(9,538)	$(3,873)	$(13,411)
Commercial real estate	(221)	30	(191)	(278)	(276)	(554)
Construction	(600)	(361)	(961)	(414)	(794)	(1,208)
Commercial lines of credit	(286)	6	(280)	(495)	10	(485)
Total loans	(5,645)	(1,782)	(7,427)	(10,725)	(4,933)	(15,658)
Securities, includes restricted stock	63	(715)	(652)	242	(1,538)	(1,296)
Other interest-earning assets	103	(17)	86	324	(409)	(85)
Total change in interest income	(5,479)	(2,514)	(7,993)	(10,159)	(6,880)	(17,039)
Change in interest expense:
Money Markets, Savings and NOW	78	(1,529)	(1,451)	162	(3,985)	(3,823)
Time deposits	(550)	(2,339)	(2,889)	1,039	(5,218)	(4,179)
Total interest-bearing deposits	(472)	(3,868)	(4,340)	1,201	(9,203)	(8,002)
FHLB borrowings	(29)	(1)	(30)	105	(107)	(2)
Subordinated notes, net	2	(175)	(173)	5	(175)	(170)
Total change in interest expense	(499)	(4,044)	(4,543)	1,311	(9,485)	(8,174)
Change in net interest income	$(4,980)	$1,530	$(3,450)	$(11,470)	$2,605	$(8,865)

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

Net interest income was $23.6 million for the three months ended June 30, 2021, a decrease of $3.5 million, or 13%, from the same period in 2020.

Interest income was $30.7 million for the three months ended June 30, 2021, a decrease of $8.0 million, or 21%, from the same period in 2020. The decrease in interest income was primarily due to a change in asset mix, as the size of our loan portfolio decreased with the reduction in loan originations and excess cash flows from loan repayments invested in short-term, low yielding liquid assets. Our average yield on interest-earning assets decreased 90 basis points to 3.51% for the three months ended June 30, 2021, from the same period in 2020, reflecting the change in asset mix.

Our average balance of loans decreased $434.0 million, or 15%, to $2.39 billion for the three months ended June 30, 2021, as net principal payments exceeded new loan production. Our average yield on loans decreased 28 basis points to 5.03% for the three months ended June 30, 2021. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower interest rates in the current low interest rate environment and the origination of new loans at lower interest rates.

The impact of the decline in interest income was partially offset by the decline in interest expense. Interest expense was $7.1 million for the three months ended June 30, 2021, a decrease of $4.5 million, or 39%, from the same period in 2020. The decrease was primarily due to the decline in interest rates reflecting the lower interest rate environment. Our average rate paid on interest-bearing liabilities decreased 60 basis points to 0.92% for the three months ended June 30, 2021.

Our average balance of interest-bearing deposits increased $11.6 million to $2.69 billion for the three months ended June 30, 2021. Our average rate paid on interest-bearing deposits decreased 65 basis points to 0.78% for the three months ended June 30, 2021 from the same period in 2020. The rates on interest-bearing deposits were lower than in the second quarter of 2020 in response to changes in market rates.

Net interest income was $46.8 million for the six months ended June 30, 2021, a decrease of $8.9 million, or 16%, from the same period in 2020.

Interest income was $62.6 million for the six months ended June 30, 2021, a decrease of $17.0 million, or 21%, from the same period in 2020. The decrease in interest income was primarily due to a change in asset mix and to a decline in yield. Our average yield on interest-earning assets decreased 130 basis points to 3.44% for the six months ended June 30, 2021.

Our average balance of loans decreased $419.1 million, or 15%, to $2.43 billion for the six months ended June 30, 2021, as net principal payments exceeded new loan production. Our average yield on loans decreased 36 basis points to 5.05% for the six months ended June 30, 2021. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower rates in the lower interest rate environment and new loans originating at lower interest rates than the loans that were repaid in full.

Interest expense was $15.8 million for the six months ended June 30, 2021, a decrease of $8.2 million, or 34%, from the same period in 2020. The decrease was due primarily to a decline in interest rates. Our average rate paid on interest-bearing liabilities decreased 67 basis points to 0.99% for the six months ended June 30, 2021, which was partially offset by an increase in the average balance of interest-bearing liabilities.

Our average balance of interest-bearing deposits increased $276.8 million, or 11%, to $2.83 billion for the six months ended June 30, 2021, during which time our average rate paid on interest-bearing deposits decreased 72 basis points to 0.85%. The rates on interest-bearing deposits were lower than in the same period in 2020 in response to changes in market rates.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.70% for the three months ended June 30, 2021, down 38 basis points from 3.08% for the same period in 2020. The interest rate spread was 2.59% for the three months ended June 30, 2021, down 30 basis points from 2.89% for the same period in 2020.

Net interest margin was 2.57% for the six months ended June 30, 2021, down 74 basis points from 3.31% for the same period in 2020. The interest rate spread was 2.45% for the six months ended June 30, 2021, down 63 basis points from 3.08% for the same period in 2020.

Our net interest margin and interest rate spread were negatively impacted during the three and six months ended June 30, 2021 primarily due to lower yields in our loan portfolios and reduction in size of our loan portfolio, as we continue to manage our risk profile, which were partially offset by lower rates paid on our interest-bearing deposits, which was a reflection of the low interest rate environment experienced during 2020, which continued in the first half of 2021. A discussion of the effects of changing interest rates on net interest income is set forth in “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Provision (recovery) for Loan Losses. We recorded a recovery for loan losses of $1.8 million during the three months ended June 30, 2021, compared to a provision for loan losses of $4.3 million for the three months ended June 30, 2020. The recovery for loan losses was primarily attributable to a net decline in our loan balances during the quarter, partially offset by an increase in required allowance for loan losses reflecting a $22.9 million net increase in Special Mention, Substandard and Doubtful loans.

We recorded a recovery for loan losses of $2.5 million for the six months ended June 30, 2021, compared to a provision for loan losses of $25.2 million for the six months ended June 30, 2020. The recovery for loan losses for the six-month period of 2021 was primarily attributable to net declines in our loan balances as a result of portfolio runoff, despite the repurchases of residential real estate loans and new originations during the period, partially offset by an increase in the allowance for loan losses reflecting a $22.9 million increase in Special Mention, Substandard and Doubtful loans. The provision for loan losses for the six-month period of 2020 was attributable in part to certain qualitative components within our allowance for loan losses methodology that took on increased significance as a result of the economic impact of the COVID-19 pandemic on our loan portfolios.

The allowance for loan losses was $70.7 million, or 3.00% of total loans at June 30, 2021, compared to $72.4 million, or 2.89% of total loans, at December 31, 2020.

Non-interest Income. Non-interest income information is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$144	$95	$49	52%	$303	$212	$91	43%
Gain (loss) on sale of investment securities	—	(34)	34	100%	—	199	(199)	(100)%
Gain on sale of mortgage loans held for sale	70	751	(681)	(91)%	468	1,020	(552)	(54)%
Unrealized gains (losses) on equity securities	15	43	(28)	(65)%	(75)	123	(198)	(161)%
Net servicing loss	(908)	(207)	(701)	(339)%	(1,338)	(1,118)	(220)	(20)%
Income on cash surrender value of bank-owned life insurance	322	317	5	2%	635	645	(10)	(2)%
Other	88	358	(270)	(75)%	191	771	(580)	(75)%
Total non-interest income	$(269)	$1,323	$(1,592)	(120)%	$184	$1,852	$(1,668)	(90)%

Non-interest income of $(0.3) million for the three months ended June 30, 2021 decreased $1.6 million compared to the same period of 2020. Non-interest income of $0.2 million for the six months ended June 30, 2021 decreased $1.7 million compared to the same period of 2020. The decrease in non-interest income in the three and six months ended June 30, 2021 were primarily attributable to an increase in net servicing loss, a decrease in gain on sale of mortgage loans held for sale due to fewer loans being sold into the secondary market for the period, and the absence of investment management and advisory fees due to the sale of substantially all of the assets of Quantum Capital Management in December 2020. Net servicing loss increased due to larger pools of Advantage Loan Program loans being repurchased, resulting in higher amortization of mortgage servicing rights, and a decrease in net servicing fee income due to lower volume of loans serviced, partially offset by valuation allowance recovery of mortgage servicing rights during the first half of 2021.

Non-interest Expense. Non-interest expense information is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$8,678	$7,336	$1,342	18%	$16,526	$14,089	$2,437	17%
Occupancy and equipment	2,249	2,208	41	2%	4,445	4,326	119	3%
Professional fees	5,721	8,268	(2,547)	(31)%	14,476	11,580	2,896	25%
FDIC assessments	500	240	260	108%	1,219	259	960	N/M
Data processing	440	351	89	25%	786	686	100	15%
Net provision (recovery) for mortgage repurchase liability	(512)	25	(537)	N/M	(665)	25	(690)	N/M
Other	2,868	1,619	1,249	77%	4,491	3,317	1,174	35%
Total non-interest expense	$19,944	$20,047	$(103)	(1)%	$41,278	$34,282	$6,996	20%

N/M - not meaningful

Non-interest expense of $19.9 million for the three months ended June 30, 2021 decreased $0.1 million compared to the same period of 2020. Non-interest expense of $41.3 million for the six months ended June 30, 2021 increased $7.0 million compared to the same period of 2020. The increase in non-interest expense for the six months ended June 30, 2021 was primarily attributable to professional fees and salaries and employee benefits expense and other expense. Professional fees remained elevated during the first six months of 2021 as we continue to incur legal and consulting expenses related to our efforts to achieve compliance with the OCC Agreement, our ongoing enhancements to our regulatory compliance framework (including our internal controls over financial reporting) and the ongoing government investigations and litigation. We expect to continue to incur such expenses during the pendency of these matters, though we expect gradual reductions in our professional fees incurred starting as early as the second half of 2021 as matters are resolved such as the class action lawsuit, which will be offset in part in the near term due to our cooperation with the recently commenced SEC investigation. Salaries and employee benefits increased as the Company experienced a significant transition of senior management in 2020, and we continue to add qualified personnel in key areas as needed. Other expense includes a $1.0 million accrual for certain calculation errors during the years 2009 to 2020 that were identified during the preparation for our core IT system conversion. Professional fees for the three months ended June 30, 2021 was partially offset by a reimbursement of $2.4 million that was received from our insurance carriers.

Income Tax Expense

We recorded income tax expense of $1.7 million for the three months ended June 30, 2021, compared to $1.2 million for the same period in 2020. Our effective tax rate was 33.5% and 28.8% for the three months ended June 30, 2021 and 2020, respectively. The increase in our effective tax rate reflects additional non-deductible compensation-related expenses incurred in the 2021 period.

We recorded income tax expense of $2.5 million for the six months ended June 30, 2021, compared to an income tax benefit of $0.7 million for the same period in 2020. Our effective tax rate was 30.1% and 38.5% for the six months ended June 30, 2021 and 2020, respectively.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021 and December 31, 2020, cash and due from banks totaled $774.5 million and $998.5 million, respectively; interest-bearing time deposits with other banks totaled $0.8 million and $7.0 million, respectively; and debt securities available for sale, which provide additional sources of liquidity, totaled $190.7 million and $299.6 million, respectively.

At June 30, 2021 and December 31, 2020, outstanding FHLB borrowings totaled $318.0 million, and there were no amounts outstanding on lines of credit with other banks.

At June 30, 2021, we had the ability to borrow an additional $103.2 million from the FHLB, including an available line of credit of $50.0 million. In addition, we obtained a standby letter of credit of $7.5 million which provides credit support for certain of our obligations related to our commitment to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80 million.

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

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans. For the six months ended June 30, 2021, the Company has repurchased Advantage Loan Program loans with a total outstanding principal balance of $167.8 million. In addition, we entered into an agreement with these investors to repurchase additional pools through July 2023. The aggregate principal balance of the loans in these pools at June 30, 2021 was $93.8 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At June 30, 2021, the unpaid principal balance of the previously sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our offers were accepted totaled $190.1 million, which includes loans that we have committed to repurchase.

At June 30, 2021, we had $90.0 million in loan commitments outstanding and $24 thousand in standby letters of credit. At December 31, 2020, we had $181.0 million in loan commitments outstanding, and $24 thousand in standby letters of credit.

As of June 30, 2021, time deposits due within one year were $0.88 billion, or 34% of total deposits. Total time deposits at June 30, 2021 were $1.192 billion, or 46% of total deposits. As of December 31, 2020, time deposits due within one year were $1.26 billion, or 41% of total deposits. Total time deposits at December 31, 2020 were $1.65 billion, or 53% of total deposits. On March 19, 2021, the Bank entered into an agreement to sell the Bank’s Bellevue, Washington branch office. The sale included the transfer of all deposit accounts located at the branch, which had a total balance of $73.4 million at June 30, 2021. This transaction was completed on July 23, 2021 and was funded through our excess liquidity.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the six months ended June 30, 2021, we originated $92.6 million of loans and did not purchase any investment securities. During the six months ended June 30, 2020, we originated $268.6 million of loans and purchased $246.7 million of investment securities. Cash flows provided by loan payoffs totaled $429.0 million and $311.4 million during the six months ended June 30, 2021 and 2020, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $488.7 million for the six months ended June 30, 2021, from $3.10 billion at December 31, 2020. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC, or other supervisory enforcement action. At June 30, 2021, the Bank is required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of the OCC Agreement. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated debt and stock repurchases. At June 30, 2021, the Company had $65.0 million in principal amount of Notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. Interest expense on the Notes was $2.2 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. The Notes had an interest rate of 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the Notes converted to a variable interest rate of the three-month LIBOR rate plus a margin of 5.82% (6.0% at June 30, 2021). The Company’s ability to pay cash dividends is restricted by the terms of the Notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the Notes, as long as the Notes are outstanding, the Company is permitted to pay dividends if, prior to such dividends, the Bank is considered well capitalized under applicable regulatory capital requirements. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

As long as we do not elect the community bank leverage ratio, federal regulations will continue to require the Company and the Bank to meet several regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At June 30, 2021 and December 31, 2020, the Company and the Bank met all regulatory capital requirements to which they are subject, and the Bank was considered well capitalized for regulatory prompt corrective action purposes.

The following tables present our capital ratios as of the indicated dates for the Company (on a consolidated basis) and Sterling Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	June 30,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	24.61%	22.58%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	20.09%	17.68%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	20.09%	17.68%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	9.16%	8.08%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	June 30,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	24.50%	21.56%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	23.21%	20.27%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	23.21%	20.27%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	10.53%	9.20%

These capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At June 30, 2021 and December 31, 2020, the Company and the Bank held capital in excess of the CCB.

Recently Issued Accounting Guidance

See Note 2 — New Accounting Standards, to our unaudited condensed consolidated financial statements included in “Part I, Item 1. Financial Statements” for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Asset Liability Committee of our board of directors (“ALCO”) has oversight of our asset and liability management function, which is implemented and managed by our Management Asset Liability Committee. Our Management Asset Liability Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to product offering rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. Our management of interest rate risk is overseen by our board of directors ALCO and implemented by our management ALCO based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits, calculated quarterly, for various interest rate-related metrics, our economic value of equity (“EVE”) and net interest income simulations involving parallel shifts in interest rate curves. Steepening and flattening yield curves and various prepayment and deposit duration assumptions are prepared at least annually. Our interest rate management policies also require periodic review and documentation of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates and deposit durations based on historical analysis.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning June 30, 2021 and December 31, 2020. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are asset sensitive in both rising and falling interest rate environments. The asset sensitivity of our balance sheet increased from December 31, 2020 in the up-rate scenario, primarily as a result of our periodic review of key assumptions pertaining to non-maturity deposit sensitivity.

	At June 30,		At December 31,
	2021		2020
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$111,352	14%	$100,768	5%
300	109,173	12%	99,958	4%
200	105,532	8%	98,447	2%
100	102,067	5%	97,172	1%
0	97,464		96,252
–100	93,187	(4)%	92,993	(3)%

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

The following table presents, as of June 30, 2021 and December 31, 2020, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2020 in the up-rate scenario, primarily as a result of our periodic review of key assumptions pertaining to non-maturity deposit sensitivity.

	At June 30,		At December 31,
	2021		2020
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$509,238	10%	$412,393	(2)%
300	506,280	9%	420,927	0%
200	497,623	7%	425,241	1%
100	485,059	5%	426,110	1%
0	464,030		420,561
–100	405,658	(13)%	350,307	(17)%

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021. Based on these evaluations, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 because of certain material weaknesses in our internal control over financial reporting, as further described in “Item 9A. Controls and Procedures” of our 2020 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in “Item 9A. Controls and Procedures” of our 2020 Form 10-K, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in “Item 9A. Controls and Procedures” of our 2020 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in “Part II, Item 1A. Risk Factors—Pending government investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences that could adversely affect our financial condition and future operating results,” we are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2020 Form 10-K and Form 10-Q for the quarter ended March 31, 2021, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from the risk factors as disclosed in the Company’s 2020 Form 10-K and Form 10-Q for the quarter ended March 31, 2021.

Pending government investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences that could adversely affect our financial condition and future operating results.

The Bank is currently under formal investigation by the OCC relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank’s credit administration, including its Advantage Loan Program. The Bank also has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program. During 2021, the DOJ charged by criminal information the former managing director of residential lending and senior loan officer of the Bank and two other former loan officers with conspiracy to commit bank and wire fraud in connection with the Advantage Loan Program, and each individual has pled guilty to that charge. The criminal information and plea agreement with respect to the former managing director of residential lending asserts that the individual acted with the knowledge and encouragement of certain former members of senior management. In addition, the Company is responding to a formal investigation initiated by the SEC in the first quarter of 2021. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Company has received document and information requests from the SEC and is fully cooperating with this investigation. The Bank and the Company are fully cooperating with these government investigations. The outcome of the pending government investigations is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses imposed on the Company as a result of such investigations, (ii) that the liability we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed such liabilities and have a material adverse effect on our future operations, financial condition, growth or results of operations or other aspects of our business. Adverse findings in any of these investigations could also result in additional regulatory scrutiny, constraints on the Bank’s business or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business. In addition, management’s time and resources will be diverted to address the investigations and any related litigation, and we have incurred, and expect to continue to incur, significant legal and other costs and expenses in our defense of the investigations.

Cyberattacks, including those targeting critical infrastructure sectors, have become more frequent and sophisticated.

Critical infrastructure sectors, including financial services, increasingly have been the targets of cyberattacks, including attacks emanating from foreign countries such as the attack on the information technology company SolarWinds, which affected many Fortune 500 companies as well as U.S. government agencies. Attacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems, and targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers are becoming more common and increasingly sophisticated and can be difficult to prevent. Reports of ransomware incidents specifically have increased by approximately 300% since the start of 2020 and information technology software supply chain attacks, including those involving financial institutions, also have increased during this period, some of which have resulted in temporary, but impactful, disruptions to the functioning of critical infrastructure sectors or the operations of specific financial institutions. In addition, cybersecurity risks for financial institutions have evolved as a result the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions, while the ongoing and widespread remote work environment necessitated by the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.

Any successful cyberattack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyberattack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Company’s business, financial condition or results of operations and damage its reputation.

Recent actions by the Biden Administration regarding competition in the financial services and technology sectors may adversely impact our business.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy (the “Executive Order”). Among other initiatives, the Executive Order (i) encourages the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act of 1956, as amended, and the Bank Merger Act and, within 180 days of the date of the Executive Order, adopt a plan for revitalization of such practices; and (ii) directs the Bureau of Consumer Financial Protection (the “CFPB”) to commence or continue a rulemaking to facilitate the portability of consumer financial transaction data for the purpose of providing consumers with greater flexibility in switching financial institutions and using innovative financial products.

Although the scope and substance of any action by the federal banking agencies in response to the directives set forth in the Executive Order cannot be predicted at this time, the potential for increased regulatory scrutiny of bank mergers and acquisitions may adversely affect the marketplace for such transactions in the near- to medium-term and could result in our acquisitions in future periods being delayed, impeded or restricted in certain respects due to enhanced regulatory review processes. Similarly, although the CFPB has published principles for consumer-authorized financial data sharing and aggregation, we cannot predict the scope, substance or timing of any future CFPB rulemaking regarding the portability of financial transaction data in response to the Executive Order. The impact of any such rulemaking on the conduct of our customers also cannot be predicted. However, the adoption of any such rule could result in increased volatility of consumer accounts and expose the Company to additional operational, strategic, regulatory and compliance risks.

We are subject to environmental, social and governance risks that could adversely affect our reputation and the market price of our securities.

The Company is subject to a variety of risks arising from environmental, social and governance matters or “ESG” matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.

We may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters, as well as the public’s perception of our own performance and record. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. The Company’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for securities.

Further, investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that the Company has not made sufficient progress on ESG matters.

The leadership of each of the Federal Reserve Board and the U.S. Treasury Department have indicated increased expectations of larger financial institutions to measure, monitor and manage climate related risk as part of their enterprise risk management processes. To the extent these expectations develop into new regulations or supervisory guidance, we would expect to experience increased compliance costs and other compliance-related risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale under Stock Purchase Agreement

On May 19, 2021, the Company’s Chief Executive Officer, Thomas M. O’Brien, purchased 300,000 shares of common stock for $1.4 million (or $4.50 per share) in cash directly from the Company, pursuant to the Stock Purchase Agreement, dated June 1, 2020, by and among Mr. O’Brien, the Company and the Bank. The sale to Mr. O’Brien is exempt from registration pursuant to Section 4(2) of the Securities Act.

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
*This document is being furnished with this Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.
**The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2021		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN HUBER
Stephen Huber Chief Financial Officer (Principal Financial and Accounting Officer)