Form 10-Q
period 2021-09-30
Sterling Bancorp, Inc.
filed 2021-11-15
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, 50,449,063 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$609,412	$998,497
Interest-bearing time deposits with other banks	805	7,021
Investment securities	204,689	304,958
Mortgage loans held for sale	12,744	22,284
Loans, net of allowance for loan losses of $70,238 and $72,387	2,168,544	2,434,356
Accrued interest receivable	8,355	10,990
Mortgage servicing rights, net	2,873	5,688
Leasehold improvements and equipment, net	8,931	8,512
Operating lease right-of-use assets	18,889	19,232
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	32,899	32,495
Deferred tax asset, net	23,379	24,326
Other assets	24,494	22,736
Total assets	$3,138,964	$3,914,045

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$65,456	$64,509
Interest-bearing deposits	2,274,039	3,040,508
Total deposits	2,339,495	3,105,017
Federal Home Loan Bank borrowings	307,000	318,000
Subordinated notes, net	65,360	65,341
Operating lease liabilities	20,106	20,497
Accrued expenses and other liabilities	70,438	85,599
Total liabilities	2,802,399	3,594,454

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,475,064 shares and 49,981,861 shares at September 30, 2021 and December 31, 2020, respectively	82,157	80,807
Additional paid-in capital	13,992	13,544
Retained earnings	240,187	224,853
Accumulated other comprehensive income	229	387
Total shareholders’ equity	336,565	319,591
Total liabilities and shareholders’ equity	$3,138,964	$3,914,045

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$27,348	$35,918	$88,716	$112,944
Interest and dividends on investment securities and restricted stock	375	901	1,150	2,972
Other interest	253	211	743	786
Total interest income	27,976	37,030	90,609	116,702

Interest expense
Interest on deposits	3,541	9,288	15,479	29,228
Interest on Federal Home Loan Bank borrowings	826	859	2,511	2,546
Interest on subordinated notes	972	1,178	3,157	3,533
Total interest expense	5,339	11,325	21,147	35,307

Net interest income	22,637	25,705	69,462	81,395
Provision (recovery) for loan losses	397	2,123	(2,146)	27,273
Net interest income after provision (recovery) for loan losses	22,240	23,582	71,608	54,122

Non-interest income
Service charges and fees	120	61	423	273
Gain (loss) on sale of investment securities	—	(20)	—	179
Gain on sale of mortgage loans held for sale	151	437	619	1,457
Unrealized gains (losses) on equity securities	(24)	—	(99)	123
Gain on sale of branch office	1,417	—	1,417	—
Net servicing loss	(31)	(121)	(1,369)	(1,239)
Income on cash surrender value of bank-owned life insurance	325	317	960	962
Other	100	437	291	1,208
Total non-interest income	2,058	1,111	2,242	2,963

Non-interest expense
Salaries and employee benefits	2,774	7,517	19,300	21,606
Occupancy and equipment	2,395	2,219	6,840	6,545
Professional fees	4,024	12,207	18,500	23,787
FDIC assessments	417	956	1,636	1,215
Data processing	403	392	1,189	1,078
Net provision (recovery) of mortgage repurchase liability	(298)	—	(963)	25
Other	1,361	1,683	5,852	5,000
Total non-interest expense	11,076	24,974	52,354	59,256

Income (loss) before income taxes	13,222	(281)	21,496	(2,171)
Income tax expense (benefit)	3,665	(170)	6,162	(897)
Net income (loss)	$9,557	$(111)	$15,334	$(1,274)

Income (loss) per share, basic and diluted	$0.19	$(0.00)	$0.31	$(0.03)

Weighted average common shares outstanding:
Basic	50,167,295	49,843,925	50,010,341	49,839,860
Diluted	50,262,686	49,843,925	50,079,931	49,839,860

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$9,557	$(111)	$15,334	$(1,274)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the period, net of tax effect of $(89), $(86), $(61), and $131, respectively	(230)	(222)	(158)	338
Reclassification adjustment for (gains) losses included in net income of $-, $20, $-, and $(179), respectively, included in gain (loss) on sale of investment securities, net of tax effect of $-, $(6), $-, and $50, respectively	—	14	—	(129)
Total other comprehensive income (loss)	(230)	(208)	(158)	209
Comprehensive income (loss)	$9,327	$(319)	$15,176	$(1,065)

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2020	49,944,473	$80,889	$13,210	$238,319	$196	$332,614
Net loss	—	—	—	(4,030)	—	(4,030)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	134,177	—	109	—	—	109
Other comprehensive income	—	—	—	—	563	563
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at March 31, 2020	50,067,738	$80,807	$13,319	$233,790	$759	$328,675
Net income	—	—	—	2,867	—	2,867
Stock-based compensation	(60,323)	—	9	—	—	9
Other comprehensive loss	—	—	—	—	(146)	(146)
Balance at June 30, 2020	50,007,415	$80,807	$13,328	$236,657	$613	$331,405
Net loss	—	—	—	(111)	—	(111)
Stock-based compensation	(30,206)	—	58	—	—	58
Other comprehensive loss	—	—	—	—	(208)	(208)
Balance at September 30, 2020	49,977,209	$80,807	$13,386	$236,546	$405	$331,144

Balance at January 1, 2021	49,981,861	$80,807	$13,544	$224,853	$387	$319,591
Net income	—	—	—	2,325	—	2,325
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	36,082	—	105	—	—	105
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance at March 31, 2021	50,009,407	$80,807	$13,603	$227,178	$328	$321,916
Net income	—	—	—	3,452	—	3,452
Issuance of shares of common stock for cash ($4.50 per share) (Note 10)	300,000	1,350	—	—	—	1,350
Stock-based compensation	165,774	—	193	—	—	193
Other comprehensive income	—	—	—	—	131	131
Balance at June 30, 2021	50,475,181	$82,157	$13,796	$230,630	$459	$327,042
Net income	—	—	—	9,557	—	9,557
Stock-based compensation	(117)	—	196	—	—	196
Other comprehensive loss	—	—	—	—	(230)	(230)
Balance at September 30, 2021	50,475,064	$82,157	$13,992	$240,187	$229	$336,565

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$15,334	$(1,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	(2,146)	27,273
Deferred income tax expense (benefit)	1,009	(8,574)
Gain on sale of branch office	(1,417)	—
Gain on sale of investment securities	—	(179)
Unrealized (gains) losses on equity securities	99	(123)
Net amortization on investment securities	1,229	128
Depreciation and amortization on leasehold improvements and equipment	1,395	1,199
Origination, net of principal payments, mortgage loans held for sale	(9,385)	(160,540)
Proceeds from sale of mortgage loans held for sale	19,179	158,683
Gain on sale of mortgage loans held for sale	(619)	(1,457)
Net provision (recovery) of mortgage repurchase liability	(963)	25
Increase in cash surrender value of bank-owned life insurance, net of premiums	(404)	(438)
Valuation allowance adjustments and amortization of mortgage servicing rights	2,939	3,951
Stock-based compensation	494	176
Other	475	96
Change in operating assets and liabilities:
Accrued interest receivable	2,635	1,333
Other assets	1,588	(3,937)
Accrued expenses and other liabilities	(12,263)	(1,040)
Net cash provided by operating activities	19,179	15,302

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	6,216	1,743
Purchases of interest-bearing time deposits with other banks	—	(8,706)
Maturities and principal receipts of investment securities	121,958	117,533
Sales of investment securities	—	99,971
Purchases of investment securities	(23,237)	(312,381)
Net decrease in loans	441,787	306,630
Purchases of portfolio loans	(179,341)	(69,465)
Cash paid on sale of branch office	(63,545)	—
Purchase of leasehold improvements and equipment	(2,321)	(494)
Net cash provided by investing activities	301,517	134,831

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(700,085)	601,625
Proceeds from advances from Federal Home Loan Bank	—	100,000
Repayments of advances from Federal Home Loan Bank	(11,000)	(11,000)
Proceeds from issuance of shares of common stock	1,350	—
Repurchase of restricted shares to pay employee tax liability	(46)	—
Repurchases of shares of common stock	—	(82)
Dividends paid to shareholders	—	(499)
Net cash provided by (used in) financing activities	(709,781)	690,044
Net change in cash and due from banks	(389,085)	840,177
Cash and due from banks at beginning of period	998,497	77,819
Cash and due from banks at end of period	$609,412	$917,996

Supplemental cash flows information
Cash paid:
Interest	$38,156	$39,837
Income taxes	11	13,897
Noncash investing and financing activities:
Transfers of residential real estate loans from mortgage loans held for sale	—	399
Right-of-use assets obtained in exchange for new operating lease liabilities	3,186	3,449

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

In July 2021, the Bank completed the sale of the Bellevue, Washington branch office to First Federal Savings & Loan Association of Port Angeles (“First Federal”), a Washington state chartered bank. The sale included the transfer of customer deposit accounts of $65,437 located at the branch, as well as the transfer of all branch premises and equipment. The transaction resulted in a net cash payment to First Federal of $63,545. The Bank recorded a gain on the sale of $1,417 during the three and nine months ended September 30, 2021.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2021 and the condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future annual or interim period. The consolidated balance sheet at December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021 (the “2020 Form 10-K”).

Note 2—New Accounting Standards

Recently Issued Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

scope of the credit losses standard and addresses issues related to accrued interest receivable balances and recoveries, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This update deferred the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies (as defined by the SEC). The Company, as a smaller reporting company as of the relevant measuring period, qualifies for this extension.

At this time, a cross-functional implementation team consisting of individuals from accounting, finance, servicing and information systems is working with the Bank’s loan system vendor to develop an application to create credit loss estimation models and processes. The historical data set for model development has been finalized, and the credit loss estimation models are in the process of being developed and tested. Once the credit loss estimation models are finalized, the Bank will run the new credit loss estimation models in parallel with the current allowance for loan losses model to understand the differences in the models and assess the impact of the change. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2023, the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of ASU No. 2016-13 on its consolidated financial statements.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At September 30, 2021 and December 31, 2020, residential real estate loans accounted for 81% of the loan portfolio. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At September 30, 2021 and December 31, 2020, approximately 85% and 87%, respectively, of the loan portfolio was originated with respect to properties or businesses located in California.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced on March 6, 2020 that it permanently discontinued this program. Loans originated under this Program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including residential real estate loans held for sale of $11,993, of which $8,744 were on nonaccrual status, and $19,375 at December 31, 2020, all of which were on nonaccrual status) totaled $1,299,438 and $1,515,248, or 71% and 74%, of the residential loan portfolio at September 30, 2021 and December 31, 2020, respectively. Refer to Note 16– Commitments and Contingencies.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets, resulted in an unprecedented slowdown in economic activity and a related increase in unemployment, and have increased economic and market uncertainty and volatility. The Company’s primary market areas of California and New York City have been hit particularly hard by the COVID-19 pandemic. Federal and state governments have taken unprecedented actions to contain the spread of the disease, including vaccine distribution, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief for businesses and individuals impacted by the pandemic.

The COVID-19 pandemic continues to create and exacerbate significant risks and uncertainties for the markets that the Bank serves. As the Bank’s residential and commercial customers are facing various levels of financial stress, the Bank continues to experience an elevated level of delinquent and nonaccrual loans, primarily in residential real estate, office, lodging, retail and construction loans.

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

Employee Retention Credits Under the CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and is capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed is $7,000 per employee per applicable quarter in 2021. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than just wages paid to employees not providing services).

The Company evaluated its eligibility for the ERC in the third quarter of 2021. The Company determined it qualified for the ERC for the first three quarters of 2021 because the Company’s gross receipts (which consisted of total interest income and other fees and income from banking activities and services) decreased more than 20% in 2021 from each of the respective quarters of 2019, the relevant criteria for the ERC. The Company is in the process of amending certain payroll tax filings to apply for a refund for each of the first three quarters of 2021. The Company cannot reasonably estimate when it will receive the refunds once the filings have been made.

Since there is not any U.S. GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, the Company accounted for the employee retention credit by analogy to International Accounting Standards 20 (“IAS 20”). Under IAS 20, a business entity would recognize the credit on a systematic basis over the periods in which it recognizes the payroll expenses for which the grant (tax credit) is intended to compensate when there is reasonable assurance that the entity will comply with any conditions attached to grant and the grant will be received. The Company has made an accounting policy election to record the ERC benefit as a reduction to payroll expenses.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

During the three and nine months ended September 30, 2021, the Company recorded a benefit of $6,529 resulting in a net reduction of salaries and employee benefits expense in the condensed consolidated statements of operations. The Company has recorded a grant receivable of $6,529 in other assets in the condensed consolidated balance sheet at September 30, 2021.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has reclassified custodial escrow balances maintained with serviced loans of $6,051 from accrued expenses and other liabilities to non-interest bearing deposits in the condensed consolidated balance sheet at December 31, 2020.

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at September 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses:

	September 30, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$73,427	$79	$—	$73,506
Mortgage-backed securities	26,833	57	(314)	26,576
Collateralized mortgage obligations	98,636	558	(43)	99,151
Collateralized debt obligations	211	—	(20)	191
Total	$199,107	$694	$(377)	$199,424

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury & Agency securities	$138,742	$255	$—	$138,997
Mortgage-backed securities	33,743	72	(1)	33,814
Collateralized mortgage obligations	126,359	628	(391)	126,596
Collateralized debt obligations	214	—	(27)	187
Total	$299,058	$955	$(419)	$299,594

Securities with a fair value of $73,506 were pledged as collateral on FHLB borrowings at September 30, 2021.

All of the Company’s mortgage-backed securities, and a majority of the Company’s collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $632 and $816 at September 30, 2021 and December 31, 2020, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of September 30, 2021 and December 31, 2020.

For the three and nine months ended September 30, 2020, the proceeds from sales of debt securities available for sale were $40,612 and $99,971, respectively. The Company recorded gross realized gains of $58 and gross realized losses of $78 during the three months ended September 30, 2020, and gross realized gains of $336 and gross realized losses of $157 during the nine months ended September 30, 2020. There were no debt securities sold during the nine months ended September 30, 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The amortized cost and fair value of the U.S. Treasury and Agency securities at September 30, 2021 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury & Agency securities
Due less than one year	$50,427	$50,458
Due after one year through five years	23,000	23,048
Mortgage-backed securities	26,833	26,576
Collateralized mortgage obligations	98,636	99,151
Collateralized debt obligations	211	191
Total	$199,107	$199,424

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at September 30, 2021 and December 31, 2020 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$8,818	$(314)	$—	$—	$8,818	$(314)
Collateralized mortgage obligations	47,728	(43)	—	—	47,728	(43)
Collateralized debt obligations	—	—	191	(20)	191	(20)
Total	$56,546	$(357)	$191	$(20)	$56,737	$(377)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$5,694	$(1)	$—	$—	$5,694	$(1)
Collateralized mortgage obligations	75,740	(391)	—	—	75,740	(391)
Collateralized debt obligations	—	—	187	(27)	187	(27)
Total	$81,434	$(392)	$187	$(27)	$81,621	$(419)

As of September 30, 2021, the debt securities portfolio consisted of 22 debt securities, with ten debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2021, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $191 and $187 at September 30, 2021 and December 31, 2020, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative.” The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third-party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $20 and $27 of the unrealized losses reported at September 30, 2021 and December 31, 2020, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At September 30, 2021 and December 31, 2020, equity securities totaled $5,265 and $5,364, respectively, and are included in investment securities in the condensed consolidated balance sheets.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. At September 30, 2021 and December 31, 2020, equity securities with readily determinable fair values were $5,019 and $5,118, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of operations during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net gains (losses) recorded during the period on equity securities	$(24)	$—	$(99)	$123
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$(24)	$—	$(99)	$123

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the nine months ended September 30, 2021 and 2020. The investment was reported at $246 at September 30, 2021 and December 31, 2020.

Note 5—Loans

Major categories of loans were as follows:

	September 30,	December 31,
	2021	2020
Residential real estate	$1,818,633	$2,033,526
Commercial real estate	291,649	259,958
Construction	126,571	206,581
Commercial lines of credit	1,923	6,671
Other consumer	6	7
Total loans	2,238,782	2,506,743
Less: allowance for loan losses	(70,238)	(72,387)
Loans, net	$2,168,544	$2,434,356

Loans totaling $479,048 and $630,197 were pledged as collateral on FHLB borrowings at September 30, 2021 and December 31, 2020, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$33,064	$22,491	$15,056	$58	$—	$—	$70,669
Provision (recovery) for loan losses	109	1,486	(1,194)	(4)	—	—	397
Charge offs	—	—	(1,965)	—	—	—	(1,965)
Recoveries	530	605	2	—	—	—	1,137
Total ending balance	$33,703	$24,582	$11,899	$54	$—	$—	$70,238

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Provision (recovery) for loan losses	16	2,004	(4,129)	(37)	—	—	(2,146)
Charge offs	—	—	(1,965)	—	—	—	(1,965)
Recoveries	1,321	636	5	—	—	—	1,962
Total ending balance	$33,703	$24,582	$11,899	$54	$—	$—	$70,238

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,812	$15,770	$11,998	$350	$1	$—	$46,931
Provision (recovery) for loan losses	(467)	1,771	628	192	(1)	—	2,123
Charge offs	(108)	—	(707)	—	—	—	(815)
Recoveries	3	14	2	—	—	—	19
Total ending balance	$18,240	$17,555	$11,921	$542	$—	$—	$48,258

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision (recovery) for loan losses	5,997	12,262	8,801	214	(1)	—	27,273
Charge offs	(108)	—	(707)	—	—	—	(815)
Recoveries	15	50	5	—	—	—	70
Total ending balance	$18,240	$17,555	$11,921	$542	$—	$—	$48,258

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment by portfolio segment and based on impairment evaluation method as of September 30, 2021 and December 31, 2020:

				Commercial
	Residential	Commercial		Lines of	Other
September 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$160	$—	$—	$—	$—	$—	$160
Collectively evaluated for impairment	33,543	24,582	11,899	54	—	—	70,078
Total ending allowance balance	$33,703	$24,582	$11,899	$54	$—	$—	$70,238
Loans:
Loans individually evaluated for impairment	$364	$13,634	$28,071	$118	$—	$—	$42,187
Loans collectively evaluated for impairment	1,818,269	278,015	98,500	1,805	6	—	2,196,595
Total ending loans balance	$1,818,633	$291,649	$126,571	$1,923	$6	$—	$2,238,782

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$287	$1,905	$4	$—	$—	$2,237
Collectively evaluated for impairment	32,325	21,655	16,083	87	—	—	70,150
Total ending allowance balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Loans:
Loans individually evaluated for impairment	$208	$20,974	$48,871	$3,981	$—	$—	$74,034
Loans collectively evaluated for impairment	2,033,318	238,984	157,710	2,690	7	—	2,432,709
Total ending loans balance	$2,033,526	$259,958	$206,581	$6,671	$7	$—	$2,506,743

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At September 30, 2021			At December 31, 2020
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$106	$82	$—	$116	$94	$—
Commercial real estate:						—
Retail	5	5	—	1,247	1,029	—
Hotels/Single-room occupancy hotels	10,800	10,861	—	11,428	11,419	—
Office	2,768	2,768	—	—	—	—
Construction	28,140	28,071	—	42,669	41,951	—
Commercial lines of credit, private banking	118	118	—	3,857	3,857	—
Subtotal	41,937	41,905	—	59,317	58,350	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	274	282	160	114	114	41
Commercial real estate, hotels/single-room occupancy hotels	—	—	—	8,645	8,526	287
Construction	—	—	—	6,920	6,920	1,905
Commercial lines of credit, private banking	—	—	—	124	124	4
Subtotal	274	282	160	15,803	15,684	2,237
Total	$42,211	$42,187	$160	$75,120	$74,034	$2,237

	Three Months Ended September 30,
	2021			2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$82	$—	$—	$95	$—	$—
Commercial real estate:
Retail	7	—	—	1,050	14	10
Hotels/Single-room occupancy hotels	10,862	—	—	13,090	—	—
Office	2,769	—	—	—	—	—
Construction	18,820	40	27	46,310	221	92
Commercial lines of credit:
Private banking	119	2	1	—	—	—
C&I lending	—	—	—	1,151	—	—
Subtotal	32,659	42	28	61,696	235	102
With an allowance for loan losses recorded:
Residential real estate, first mortgage	279	1	1	115	1	1
Construction	10,387	56	38	—	—	—
Commercial lines of credit, private banking	—	—	—	128	2	1
Subtotal	10,666	57	39	243	3	2
Total	$43,325	$99	$67	$61,939	$238	$104

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2021			2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$88	$—	$—	$98	$—	$—
Commercial real estate:
Retail	765	—	—	1,079	43	39
Hotels/Single-room occupancy hotels	17,948	—	—	13,085	—	—
Office	2,768	—	—	—	—	—
Other	91	—	—	—	—	—
Construction	27,387	192	179	44,637	1,031	760
Commercial lines of credit:
Private banking	1,264	7	7	934	42	35
C&I lending	—	—	—	1,250	—	—
Subtotal	50,311	199	186	61,083	1,116	834
With an allowance for loan losses recorded:
Residential real estate, first mortgage	280	3	3	116	4	3
Construction	9,751	181	163	—	—	—
Commercial lines of credit, private banking	—	—	—	129	5	4
Subtotal	10,031	184	166	245	9	7
Total	$60,342	$383	$352	$61,328	$1,125	$841

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$41,407	$44	$20,043	$46
Residential second mortgage	236	—	686	—
Commercial real estate:
Retail	5	—	20	—
Multifamily	—	—	—	—
Offices	2,768	—	—	—
Hotels/Single-room occupancy hotels	10,861	—	19,945	—
Construction	22,076	—	41,873	—
Commercial lines of credit:
Private banking	—	—	2,285	—
C&I lending	—	—	1,572	—
Total	$77,353	$44	$86,424	$46

The following tables present the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
September 30, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$30,651	$8,886	$41,451	$80,988	$1,723,130	$1,804,118
Residential second mortgage	157	—	236	393	14,122	14,515
Commercial real estate:
Retail	—	—	5	5	15,392	15,397
Multifamily	—	1,519	—	1,519	125,725	127,244
Offices	—	—	2,768	2,768	20,499	23,267
Hotels/Single-room occupancy hotels	—	—	10,861	10,861	66,932	77,793
Industrial	—	—	—	—	5,845	5,845
Other	—	140	—	140	41,963	42,103
Construction	6,533	—	22,076	28,609	97,962	126,571
Commercial lines of credit:
Private banking	—	—	—	—	118	118
C&I lending	—	—	—	—	1,805	1,805
Other consumer	—	—	—	—	6	6
Total	$37,341	$10,545	$77,397	$125,283	$2,113,499	$2,238,782

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

The aging of the loans in the table above as of September 30, 2021 has not been adjusted for customers granted a payment deferral in response to COVID-19. These loans remain in the aging category that was applicable at the time of payment deferral. Interest continues to accrue on these loans. Refer to—Forbearance Loans for further information.

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

Troubled Debt Restructurings

At September 30, 2021 and December 31, 2020, the balance of outstanding loans identified as troubled debt restructurings, along with the allocated portion of the allowance for loan losses with respect to these loans, was as follows:

	September 30, 2021		December 31, 2020
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Losses	Investment	Loan Losses
Residential real estate, first mortgage	$197	$39	$209	$41
Commercial real estate:
Retail	5	—	1,029	—
Hotels/Single-room occupancy hotels(1)	2,389	—	—	—
Construction	18,021	—	26,985	1,906
Commercial lines of credit, private banking	118	—	124	4
Total	$20,730	$39	$28,347	$1,951
(1)	The recorded investment related to Hotels/Single-room occupancy hotels was reflected in Construction loans at December 31, 2020.

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, there were two construction loans totaling $10,275 and one commercial real estate loan of $2,389 that had defaulted for which the default occurred within one year of modification. At September 30, 2021, there were six loans totaling $18,012 in default that had been modified as troubled debt restructurings.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

During the nine months ended September 30, 2020, the Bank modified the terms of three construction loans and one private banking loan by providing for an extension of the maturity dates at the contract’s existing rate of interest, which is lower than the current market rate for new debt with similar risk. The outstanding recorded investment was $13,777 both before and after modification. During the nine months ended September 30, 2020, there were four construction loans totaling $12,482 identified as a troubled debt restructurings that had defaulted for which the payment default occurred within one year of modification.

The terms of certain other loans have been modified during the nine months ended September 30, 2021 and 2020 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Forbearance Loans

As a response to the COVID-19 pandemic, the Company had offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions related to federally backed mortgage loans, which include loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by HUD or are insured or guaranteed by other listed agencies. Borrowers of such federally backed mortgage loans experiencing a financial hardship as a result of COVID-19 may request forbearance, regardless of delinquency status, for up to 360 days. Subsequently, the federal agencies as well as the state of California announced extensions of their moratoria on single-family foreclosures and evictions and Federal Housing Administration insured loans through September 30, 2021. On August 3, 2021, the U.S. Centers for Disease and Control issued a temporary extension of the moratoria on evictions of certain covered persons in counties with heightened levels of community transmission of COVID-19 through October 3, 2021.

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

In this context, the Company implemented a COVID-19 forbearance program that generally provided for principal and interest forbearance for 120 days to residential borrowers with extensions available to qualified borrowers available for up to a maximum deferral period of twelve months, and these loans were not considered troubled debt restructurings. Under the forbearance program, interest continues to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest will be added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of the note, thus extending the loan’s maturity date. The terms of commercial loan forbearances were reviewed and determined on a case-by-case basis, and these loans were not considered troubled debt restructurings. The Bank terminated the forbearance program, effective July 31, 2021. Forbearance loans under the CARES program totaled $1,001 and $15,785 at September 30, 2021 and December 31, 2020, respectively. Total accrued interest receivables on these loans were $1 and $146 at September 30, 2021 and December 31, 2020, respectively.

Foreclosure Proceedings

At September 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,071 and $5,320, respectively. Of the loans in formal foreclosure proceedings, $2,061 and $3,209 were included in mortgage loans held for sale in the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans are classified as held for investment and receive an allocation of the allowance for loan losses consistent with a substandard loan loss allocation rate as these loans were classified as substandard at September 30, 2021 and December 31, 2020.

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

At September 30, 2021 and December 31, 2020, the risk rating of loans by class of loans was as follows:

		Special
September 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,762,667	$—	$41,202	$249	$1,804,118
Residential second mortgage	14,279	—	236	—	14,515
Commercial real estate:
Retail	13,853	1,539	5	—	15,397
Multifamily	88,707	8,894	29,643	—	127,244
Offices	9,532	8,938	4,797	—	23,267
Hotels/ Single-room occupancy hotels	16,278	22,199	39,316	—	77,793
Industrial	5,845	—	—	—	5,845
Other	30,633	7,061	4,409	—	42,103
Construction	75,156	20,178	25,331	5,906	126,571
Commercial lines of credit:
Private banking	118	—	—	—	118
C&I lending	1,783	22	—	—	1,805
Consumer	6	—	—	—	6
Total	$2,018,857	$68,831	$144,939	$6,155	$2,238,782

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

During the three and nine months ended September 30, 2021, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $6,067 and $173,829, respectively. During the three and nine months ended September 30, 2020, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $30,934 and $69,638, respectively. The repurchased Advantage Loan Program loans are recorded in loans held for investment. Any loss on the repurchase of the Advantage Loan Program loans is charged against the mortgage repurchase liability. The disposition of the mortgage servicing rights related to servicing the respective loans (as mortgage servicing of these loans was retained at the time of sale) is recorded in net servicing loss in non-interest income in the condensed consolidated statements of operations. The Advantage Loan Program loans that have been repurchased and included in the loan portfolio had an outstanding principal balance of $192,683 and $57,039 at September 30, 2021 and December 31, 2020, respectively. For more information on the repurchases of mortgage loans, refer to Note 16—Commitments and Contingencies.

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$132,829	$171,553
FHLB	44,179	64,661
Private investors	159,935	429,816
Total	$336,943	$666,030

Custodial escrow balances maintained with these serviced loans were $5,073 and $6,051 at September 30, 2021 and December 31, 2020, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Mortgage servicing rights:
Beginning of period	$4,200	$9,569	$7,853	$10,845
Additions	25	119	124	609
Amortization	(550)	(1,123)	(4,302)	(2,889)
End of period	3,675	8,565	3,675	8,565

Valuation allowance at beginning of period	968	2,303	2,165	1,080
Additions (recoveries)	(166)	(161)	(1,363)	1,062
Valuation allowance at end of period	802	2,142	802	2,142

Mortgage servicing rights, net	$2,873	$6,423	$2,873	$6,423

Servicing fee income, net of amortization of servicing rights and changes in the valuation allowance, was $(31) and $(121) for the three months ended September 30, 2021 and 2020, respectively, and $(1,369) and $(1,239) for the nine months ended September 30, 2021 and 2020, respectively.

The fair value of mortgage servicing rights was $3,338 and $5,841 at September 30, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at September 30, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 18.5% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 50 months and a weighted average default rate of 0.2%. The fair value at December 31, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 22.5% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 43 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At September 30, 2021 and December 31, 2020, the carrying amount of certain individual groupings exceeded their fair values, resulting in write-downs to fair value. Refer to Note 13—Fair Values of Financial Instruments.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $961,691 and $1,646,523 at September 30, 2021 and December 31, 2020, respectively. Time deposits included brokered deposits of $20,000 and $42,751 at September 30, 2021 and December 31, 2020, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $267,582 and $487,340 at September 30, 2021 and December 31, 2020, respectively.

Note 8—FHLB Borrowings

FHLB borrowings at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,		December 31,
	2021	Interest Rates	2020	Interest Rates
Long-term fixed rate advances	$307,000	0.43%-1.96%	$318,000	0.43%-1.96%

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

FHLB Advances

The long-term fixed rate advances have maturity dates ranging from September 2026 to February 2030. Interest on these advances is payable monthly, and each advance is payable at its maturity date and may contain a prepayment penalty if paid before maturity. At September 30, 2021, advances totaling $240,000 were callable by the FHLB as follows: $90,000 in October 2021; $100,000 in November 2021; and $50,000 in May 2024. At September 30, 2021, the Bank had additional borrowing capacity of $31,074 from the FHLB.

FHLB Overdraft Line of Credit and Letters of Credit

The Bank has established an overdraft line of credit agreement with the FHLB providing for maximum borrowings of $50,000. The average amount outstanding during the nine months ended September 30, 2021 and 2020 was $9 and $24, respectively. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.43% and 0.46% at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, there were no outstanding borrowings under this agreement. The agreement has a one-year term and was renewed in October 2021. The overdraft line of credit was renewed on substantially the same terms through October of 2022 and provides for maximum borrowings of $20,000.

The Bank also has irrevocable standby letters of credit with the FHLB totaling $11,500 to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 has a 16-month term and expires in July 2022. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. There were no borrowings outstanding on these standby letters of credit during the nine months ended September 30, 2021.

The FHLB advances, the overdraft line of credit and letters of credit are collateralized by pledged securities and loans. Refer to Note 4—Investment Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $80,000 and $100,000 at September 30, 2021 and December 31, 2020, respectively. There were no borrowings under these credit lines during the nine months ended September 30, 2021 and 2020.

Note 9—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	September 30,	December 31,
	2021	2020
Subordinated notes (principal amount)	$65,000	$65,000
Unamortized note premium	360	411
Unamortized debt issuance costs	—	(70)
Total	$65,360	$65,341

The Notes bore interest at 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the Notes have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 5.95% and 7.0% at September 30, 2021 and December 31, 2020, respectively. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $972 and $1,178 for the three months ended September 30, 2021 and 2020, respectively, and $3,157 and $3,533 for the nine months ended September 30, 2021 and 2020, respectively. The Notes mature in April 2026.

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

Note 10— Shareholders’ Equity

Issuance of Shares of Common Stock

In May 2021, the Company issued and sold 300,000 unregistered shares of common stock to its Chief Executive Officer pursuant to the terms of a stock purchase agreement entered into at the time of the chief executive officer’s employment for cash consideration of $1,350 or $4.50 per share, the fair market value on the date of sale.

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

In March 2020, the Company suspended the stock repurchase program for at least the near term in connection with the issues related to the Advantage Loan Program. Refer to Note 16-Commitments and Contingencies for further information regarding the internal review of the Advantage Loan Program (the “Internal Review”). The Company currently may not repurchase any common stock without the approval of the FRB.

During the nine months ended September 30, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82, including commissions and fees (average repurchase price of $7.57 per share). Such repurchases of common stock were funded through cash generated from operations.

As of September 30, 2021, the Company had $19,568 of common stock purchases remaining that may be made under the program.

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

Previously, the board of directors had established a 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) which was approved by the shareholders. The 2017 Plan initially provided for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and the board of directors of the Company. The stock-based awards were issued at no less than the market price on the date the awards were granted. Due to the adoption of the 2020 Plan, no further grants will be issued under the 2017 Plan.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted below. Estimating the grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatilities are based on a weighted average of the Company’s historic volatility and an implied volatility for a group of industry-relevant bank holding companies as of the measurement date. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term). The risk-free rate for the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield represents what the Company anticipates will be declared during the expected term of the options.

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2021	377,882	$5.61	9.09	$—
Granted	—	—
Exercised	—	—
Forfeited/expired	(10,115)	12.62
Outstanding at September 30, 2021	367,767	$5.41	8.39	$348

Exercisable at September 30, 2021	226,550	$4.98	8.47	$232

The Company recorded stock-based compensation expense associated with stock options of $34 and $57 for the three months ended September 30, 2021 and 2020, respectively, and $137 and $112 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was $66 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 0.75 years.

Restricted Stock Awards

During the nine months ended September 30, 2021, the Company awarded 45,000 shares of restricted stock to non-employee independent directors and awarded 189,996 shares of restricted stock to certain key employees. The restricted stock awards generally vest ratably over three years (one-third per year) after the date of grant. Upon a change in control, as defined in the Plan, the outstanding restricted stock awards will immediately vest. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

A summary of the Company’s restricted stock awards activity for the nine months ended September 30, 2021 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at January 1, 2021	137,936	$7.90
Granted	234,996	4.97
Vested	(31,906)	7.67
Forfeited	(33,257)	6.12
Nonvested at September 30, 2021	307,769	$5.87

During the nine months ended September 30, 2021, the Company withheld 8,536 shares of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $46 associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $162 and $1 for the three months ended September 30, 2021 and 2020, respectively, and $357 and $64 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was $1,302 of total unrecognized compensation cost related to the nonvested restricted stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.19 years. The total fair value of restricted shares that vested during the nine months ended September 30, 2021 was $173.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$9,557	$(111)	$15,334	$(1,274)

Denominator:
Weighted average common shares outstanding, basic	50,167,295	49,843,925	50,010,341	49,839,860
Weighted average effect of potentially dilutive common shares:
Stock options	55,131	—	48,659	—
Restricted stock	40,260	—	20,931	—
Weighted average common shares outstanding, diluted	50,262,686	49,843,925	50,079,931	49,839,860

Income (loss) per share, basic and diluted	$0.19	$(0.00)	$0.31	$(0.03)

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	67,767	397,820	70,139	353,018
Restricted stock	7,294	133,284	104,558	177,016
Total	75,061	531,104	174,697	530,034

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by management. Once received, an appraisal compliance review is completed in accordance with regulatory guidelines.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		September 30, 2021
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury & Agency securities	$73,506	$—	$73,506	$—
Mortgage-backed securities	26,576	—	26,576	—
Collateralized mortgage obligations	99,151	—	99,151	—
Collateralized debt obligations	191	—	—	191
Equity securities	5,019	5,019	—	—

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	September 30, 2021	September 30, 2020
Balance of recurring Level 3 assets at beginning of period	$187	$199
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	7	(13)
Principal maturities/settlements	(3)	(2)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$191	$184

Unrealized losses on Level 3 investments for collateralized debt obligations was $20 and $27 at September 30, 2021 and December 31, 2020, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $4 and $5 for the nine months ended September 30, 2021 and 2020, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Assets Measured at Fair Value on a Non-Recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheet at September 30, 2021 and December 31, 2020, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at September 30, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$43	$—	$—	$43
Mortgage servicing rights	2,021	—	—	2,021

	Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$8,240	$—	$—	$8,240
Construction	5,015	—	—	5,015
Mortgage loans held for sale	19,375	—	19,375	—
Mortgage servicing rights	5,175	—	—	5,175

As discussed above, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following tables present quantitative information about Level 3 fair value measurements at September 30, 2021 and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Impaired loans:
Residential real estate	$43	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15%)
Mortgage servicing rights	$2,021	Discounted cash flow	Discount rate	9.5% - 12.0% (11.3%)
			Prepayment speed	11.1% - 37.7% (21.2%)
			Default rate	0.1% - 2.6% (0.3%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2021 and December 31, 2020, are as follows:

	Fair Value Measurements at September 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$609,412	$609,412	$609,412	$—	$—
Interest-bearing time deposits with other banks	805	805	—	805	—
Mortgage loans held for sale	12,744	13,266	—	13,266	—
Loans, net(1)	2,168,501	2,288,221	—	—	2,288,221

Financial Liabilities
Time deposits	961,691	964,943	—	964,943	—
Federal Home Loan Bank borrowings	307,000	309,868	—	309,868	—
Subordinated notes, net	65,360	65,066	—	65,066	—
(1)	Excludes impaired loans measured at fair value on a nonrecurring basis at September 30, 2021.

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

At September 30, 2021 and December 31, 2020, the Bank exceeded all capital requirements to be categorized as well capitalized, and the Company exceeded applicable capital adequacy requirements as presented below. The Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios at September 30, 2021 and December 31, 2020 are as follows:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$407,769	26.40%	$123,564	8.00%	N/A	N/A
Bank	403,753	26.37	122,508	8.00	153,135	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	335,833	21.74	92,673	6.00	N/A	N/A
Bank	383,980	25.07	91,881	6.00	122,508	8.00
Common Equity Tier 1 (CET1)
Consolidated	335,833	21.74	69,505	4.50	N/A	N/A
Bank	383,980	25.07	68,911	4.50	99,538	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	335,833	10.32	130,158	4.00	N/A	N/A
Bank	383,980	11.85	129,606	4.00	162,008	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$407,733	22.58%	$144,466	8.00%	N/A	N/A
Bank	386,237	21.56	143,339	8.00	179,174	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	319,204	17.68	108,350	6.00	N/A	N/A
Bank	363,224	20.27	107,504	6.00	143,339	8.00
Common Equity Tier 1 (CET1)
Consolidated	319,204	17.68	81,262	4.50	N/A	N/A
Bank	363,224	20.27	80,628	4.50	116,463	6.50
Tier 1 (core) capital to adjusted tangible assets
Consolidated	319,204	8.08	158,067	4.00	N/A	N/A
Bank	363,224	9.20	157,954	4.00	197,442	5.00

Under the Basel III capital rules, both the Company and the Bank must hold a capital conservation buffer (“CCB”) consisting of at least 2.5% above the minimum risk-based capital ratios, or 7.0% for common equity Tier 1 (“CET1”) capital ratio, 8.5% for Tier 1 capital ratio and 10.5% for total capital ratio, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers and similar employees. At September 30, 2021 and December 30, 2020, the Company and the Bank’s CET1, Tier 1 and total capital ratios exceed all minimum requirements as well as the levels necessary to be deemed well capitalized and exceed the applicable CCB.

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

Note 15—Related Party Transactions

From time to time, the Company had made charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $375 to the foundation during the nine months ended September 30, 2020. The Company ceased making charitable contributions to the foundation beginning in the second quarter of 2020.

In May 2021, the Company issued and sold unregistered shares of common stock to its Chief Executive Officer in exchange for cash consideration. Refer to Note 10—Shareholders’ Equity.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The Bank had provided monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $10 and $60 during the three and nine months ended September 30, 2020, respectively. The Bank terminated such data processing agreement, effective as of November 2020.

The Company historically had leased certain storage and office space from entities owned by the Company’s controlling shareholders. Amounts paid under such leases totaled $57 and $177 during the three and nine months ended September 30, 2020, respectively. The Company terminated such leases as of December 31, 2020.

The Company subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $97 and $69 during the three months ended September 30, 2021 and 2020, respectively, and $289 and $207 during the nine months ended September 30, 2021 and 2020, respectively.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At September 30, 2021, outstanding commitments to make loans consisted of fixed rate loans of $4,958 with interest rates ranging from 2.75% to 3.625% and maturities ranging from 15 years to 30 years and variable rate loans of $29,794 with varying interest rates ranging from 2.875% to 3.875% at September 30, 2021 and maturities of 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At September 30, 2021, the unused lines of credit include residential second mortgages of $12,294 and construction loans of $45,749, totaling $58,043. These unused lines of credit are associated with variable rate commitments with interest rates ranging from 3.25% to 7.00% and maturities ranging from 1 month to 24 years.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Commitments to make loans	$34,752	$40,331
Unused lines of credit	58,043	140,665
Standby letters of credit	24	24

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

The Bank is currently under formal investigation by the OCC generally relating to its former residential loan product marketed as the Advantage Loan Program and related matters (the “OCC Investigation”) and continues to be subject to a publicly available formal agreement with the OCC, dated June 18, 2019 (the “OCC Agreement”), relating primarily to certain aspects of its Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program as well as the Bank’s credit administration. The OCC Agreement generally requires that the Bank enhance its policies and procedures to ensure compliance with BSA/AML laws and regulations and ensure effective controls over residential loan underwriting. Specifically, the OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank. Further, any failure to comply with the requirements of the OCC Agreement could result in further enforcement actions, the imposition of material restrictions on the activities of the Bank, or the assessment of fines or penalties. The Bank established a Compliance Committee to monitor and assure compliance with the OCC Agreement, oversee the completion of an independent review of account and transaction activity to be conducted by a third-party vendor and engage a third party to conduct a model validation for its BSA/AML monitoring software.

The Bank is fully cooperating with the OCC Investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC Investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred and expects to continue to incur significant costs in its efforts to comply with the OCC Agreement and respond to the OCC Investigation, which are reflected in the Company’s results of operations for the three and nine months ended September 30, 2021 and 2020.

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

The Company is currently under a formal investigation by the SEC. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Company has received document and information requests from the SEC and is fully cooperating with this investigation. Adverse findings in the SEC investigation could result in material losses due to penalties, disgorgement, costs and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth or other aspects of its business. The Company expects to incur significant costs in its efforts to comply with the SEC investigation in 2021.

In addition, the Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. On April 19, 2021, the plaintiff, the Company and each of the other defendants entered into the final settlement agreement and submitted it to the court, which granted final approval on September 23, 2021. The final agreement provides for a single $12,500 cash payment in exchange for the release of all of the defendants from all alleged claims. The full amount of the settlement was funded by the Company’s insurance carriers under applicable insurance policies and placed into an escrow account for the benefit of the class and, commencing after the expiration of a 30-day appeal period following court approval, is available to be claimed from the escrow account by members of the class without any further financial or other obligation of the Company.

The Company maintained a liability of $27,500 for contingent losses at September 30, 2021 and December 31, 2020, which included the $12,500 accrual related to the final settlement discussed above. The outcome of the pending investigations and threatened litigation is uncertain. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations and threatened litigation, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s business, financial condition or results of operations.

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit (the “Shareholder Demand”). The Shareholder Demand requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company’s internal controls. The Shareholder Demand states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported shareholder would commence a shareholder derivative action on behalf of the Company seeking appropriate relief. The board of directors established a demand review committee to evaluate the matters raised in the Shareholder Demand and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company responded to the Shareholder Demand advising the purported shareholder of the appointment of the demand review committee. The demand review committee’s investigation is ongoing. Further, legal action has not yet been brought by the purported shareholder. Nevertheless, expenses related to the evaluation by the demand review committee have been significant. There can be no assurance as to whether any litigation will be commenced by or against the Company with respect to the Shareholder Demand or that, if any such litigation is commenced, the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such litigation or that any such losses will not have a material impact on the Company’s financial condition or results of operations. Refer to Note 17—Subsequent Events for further information.

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

As of September 30, 2021 and December 31, 2020, the Bank maintained a mortgage repurchase liability in connection with the above mentioned investigations stemming from the Advantage Loan Program totaling $3,225 and $9,699, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $261,607 and $562,139 at September 30, 2021 and December 31, 2020, respectively, including Advantage Loan Program loans totaling $159,935 and $429,816 at September 30, 2021 and December 31, 2020, respectively.

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

In March 2021, the Company repurchased a pool of Advantage Loan Program loans with an outstanding principal balance of $87,944 from a third-party investor. These loans were previously sold to such third-party investor with servicing retained and were considered to be performing at the repurchase date. In connection with this repurchase during the first quarter of 2021, the Company recognized a disposition of mortgage servicing rights of $1,255 and charged a loss of $2,917 against the mortgage repurchase liability.

In June 2021, the Company repurchased a pool of Advantage Loan Program loans with an outstanding principal balance of $79,818 from another third-party investor. These loans were previously sold to such third-party investor with servicing retained and were considered to be performing at the repurchase date. In connection with this repurchase during the second quarter of 2021, the Company recognized a disposition of mortgage servicing rights of $1,054 and charged a loss of $1,825 against the mortgage repurchase liability.

In July 2021, the Company repurchased pools of Advantage Loan Program loans with an aggregate outstanding principal balance of $6,067 from third-party investors. These loans were previously sold to such third-party investors with servicing retained and were considered to be performing at the repurchase date. In connection with this repurchase during the third quarter of 2021, the Company recognized a disposition of mortgage servicing rights of $72 and charged a loss of $769 against the mortgage repurchase liability.

Activity in the mortgage repurchase liability was as follows:

	Nine Months Ended
	September 30,
	2021	2020
Balance, beginning of period	$9,699	$7,823
Net provision (recovery)	(963)	25
Loss on loan repurchases	(5,511)	(651)
Balance, end of the period	$3,225	$7,197

Pursuant to agreements with certain investors, the Company agreed to repurchase additional pools of Advantage Loan Program loans within the time ranges specified in the following table, with the specific date of repurchase within each range to be determined by the applicable investor. Such loans are reflected in the mortgage repurchase liability.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(dollars in thousands, except per share amounts)

Outstanding
Principal Balance at
Repurchase Date Range	September 30, 2021
February 28, 2022 – February 28, 2023	$15,609
May 21, 2022 – May 21, 2023	15,565
July 25, 2022 – July 25, 2023	19,276
Present – July 22, 2023	33,227
$83,677

Note 17—Subsequent Events

On October 19, 2021, the Company and the purported shareholder of the Company who made the Shareholder Demand entered into a term sheet setting forth the principal terms of a proposed resolution of claims and associated shareholder derivative litigation described in the Shareholder Demand. The principal terms include the board of directors of the Company adopting and maintaining certain corporate governance reforms, some of which the Company has implemented, reimbursement by the Company of attorneys’ fees and expenses incurred by the purported shareholder and customary releases of specified individuals. The term sheet remains subject to the material conditions set forth therein, including the negotiation of a definitive settlement agreement, confirmatory discovery to be performed by counsel for the purported shareholder and court approval of the final settlement agreement. Any definitive settlement agreement would also contain other customary terms and conditions for settlements of shareholder derivative actions or demands. The Company expects that the payment of the attorneys’ fees and expenses incurred by the purported shareholder would be covered by the Company’s insurance carriers under applicable insurance policies.

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

The risks, uncertainties and other factors identified in our filings with the SEC, and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, see the risk factors set forth under “Item 1A. Risk Factors” in our 2020 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors and other disclosures, in evaluating these forward-looking statements.

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

Risks Related to the Advantage Loan Program

●	The results of the Internal Review of our Advantage Loan Program and related matters
●	The results of investigations of us by the OCC, the DOJ, the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program
●	Compliance with the OCC Agreement and BSA /AML laws and regulations generally
●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the COVID-19 pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Federal Reserve
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of increases to the federal corporate tax rate
●	The effects of fiscal challenges facing the U.S. government

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the QTL test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws
●	Adverse effects that may arise from the material weaknesses in our internal control over financial reporting or a failure to promptly remediate them

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuance of LIBOR

Risks Related to Interest Rates

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	The recent significant transition in our senior management and our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

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

The Bank is currently subject to the OCC Investigation, is responding to grand jury subpoenas from the DOJ and is responding to a formal investigation by the SEC, all of which are related to the Advantage Loan Program. The Bank also continues to be subject to the OCC Agreement, which relates primarily to certain aspects of the Bank’s BSA/AML compliance program as well as its credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank.

The Company has incurred and continued to incur significant legal, consulting and other third-party expenses in the third quarter of 2021 in connection with the Internal Review, the government investigations, compliance with the OCC Agreement and defending litigation and threatened litigation related to the Advantage Loan Program.

For further information regarding these matters, see “Part II, Item 1. Legal Proceedings” and “Part II, Item 1A. Risk Factors.”

Update on Impact of COVID-19

The COVID-19 pandemic continues to create extensive disruptions to U.S. and global economic conditions, financial markets, and supply chains as well as to businesses and the lives of individuals throughout the world. Although in various locations certain activity restrictions have been relaxed with some level of success, many states and localities have reversed some of their previously announced relaxations of activity restrictions, prompting the need for additional aid and other forms of relief. COVID-19 vaccinations have continued to increase, including as a result of the approval of vaccine boosters, access to the vaccine for school-aged children, and the implementation of vaccine requirements by certain public sector and private sector employers. However, there remains significant resistance to vaccination in certain geographies and among certain groupings of people. Variant strains of the COVID-19 virus have appeared, notably the “delta” variant, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic. The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (for example, waiving late payment and other fees). As applications for the forbearance program continued to decrease in July 2021, the Bank terminated its forbearance program for loans held in its portfolio, effective July 31, 2021.

The economic disruptions related to the COVID-19 pandemic have resulted in a significant increase in delinquencies and loans on nonaccrual status across our commercial real estate loan, construction loan and residential real estate loan portfolios as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. For example, as of September 30, 2021, our commercial real estate loan portfolio includes loans secured by single-room occupancy hotels (“SROs”), hotels, retail properties and offices, totaling $116.5 million, representing 5.2% of total loans, including $77.8 million of loans secured by SROs and hotels. According to data from an independent real estate services firm, the office vacancy rate in San Francisco continued to rise slightly during the third quarter of 2021 and was 20.5% as of September 30, 2021. In addition, operating cash flows from tenants have decreased as a result of the COVID-19 pandemic, and decreased travel as a result of the COVID-19 pandemic has affected our SRO borrowers by reducing demand from tourists for travel accommodations in San Francisco. Our construction loan portfolio also includes similar substantial exposures. While the amount of our delinquent lodging and construction loans has declined during the third quarter of 2021, the future of both sectors still remain unpredictable.

Overview of Quarterly Performance

Our historical lending strategy has been to offer a range of loan products to the residential and commercial markets. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 81% of our loan portfolio as of September 30, 2021. The balance of our loan portfolio consists of commercial real estate, construction, and commercial lines of credit.

Our focus for 2021 is to continue to work hard to resolve our outstanding compliance issues and re-establish strong credit metrics for new lending initiatives. Going forward, we plan to focus on the diversification of our overall loan production and develop new loan products. However, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. In addition, we continued to maintain a high level of liquidity to prepare for the uncertainties related to our ongoing examinations and investigations, to prepare for potential Advantage Loan Program repurchase requests, which we have solicited from loan investors, and to compensate for the Bank’s reduced borrowing capacity from the FHLB as a result of a reduction in collateral pledged. The Bank repurchased $173.8 million of Advantage Loan Program loans during the first nine months of 2021 and has entered into commitments to repurchase another $83.7 million of Advantage Loan Program loans over the next two years.

On July 23, 2021, the Bank completed the sale of its Bellevue, Washington branch office pursuant to a definitive agreement the Bank entered into on March 19, 2021 with First Federal, a Washington state chartered bank. This transaction included the transfer of $65.4 million in total deposits at a premium of $1.4 million, representing 2.1% of the total balance of deposits transferred. The transaction also included the assignment of our lease of the branch office and the employment of personnel by First Federal.

During the third quarter of 2021, the Bank completed a conversion of the core IT system. The new core IT system will allow the Bank to capitalize on advanced technologies to better achieve regulatory compliance.

The CARES Act provided numerous tax provisions and other stimulus measures, including an ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC.

During the third quarter of 2021, the Company determined it qualified for the ERC under the CARES Act for the first three quarters of 2021 because the Company’s gross receipts in 2021 decreased more than 20% from each of the respective quarters of 2019. The Company recognized $6.5 million of ERC, resulting in a net reduction of salaries and employee benefits for the third quarter of 2021. Although we initially anticipated the ERC would be available through December 31, 2021, the Infrastructure Investment and Jobs Act, which was passed by both the House of Representatives and the Senate and is awaiting signature into law by President Biden, would terminate the availability of the ERC for periods following the third quarter of 2021. We therefore expect that we will not be able to recognize a benefit from the ERC for the fourth quarter of 2021.

As of September 30, 2021, the Company had total consolidated assets of $3.14 billion, total consolidated deposits of $2.34 billion and total consolidated shareholders’ equity of $336.6 million. Liquid assets, comprising cash and due from banks and investment securities, decreased $489.4 million, or 38%, to $814.1 million from $1.30 billion at December 31, 2020. Total loans held for investment decreased $268.0 million, or 11%, to $2.24 billion from $2.51 billion at December 31, 2020. Net principal payments continued to exceed new loan production in 2021. This decrease was partially offset by the repurchase of $173.8 million of Advantage Loan Program loans in 2021. Cash utilized in the repurchase helped reduce our excess liquidity position. Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, totaled $77.4 million at September 30, 2021, compared to $86.5 million at December 31, 2020.

Our net income was $9.6 million for the three months ended September 30, 2021 compared to a net loss of $(0.1) million for the three months ended September 30, 2020. The increase was primarily attributable to a $13.9 million decrease in non-interest expense in the third quarter of 2021, partially offset by a $3.1 million decrease in net interest income. Our net interest margin increased from 2.74% for the three months ended September 2020 to 2.83% for the three months ended September 30, 2021.

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

During the nine months ended September 30, 2021, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations. Our critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2020 Form 10-K.

Financial Condition

The Company’s total assets were $3.14 billion at September 30, 2021 compared to $3.91 billion at December 31, 2020. Total loans, net of allowance for loan losses, decreased $265.8 million, or 11%, to $2.17 billion at September 30, 2021 from $2.43 billion at December 31, 2020. The investment securities portfolio decreased $100.3 million, or 33%, to $204.7 million at September 30, 2021 from $305.0 million at December 31, 2020. Total deposits decreased $765.5 million, or 25%, to $2.34 billion at September 30, 2021. Borrowings, excluding the Notes, decreased $11.0 million, or 3%, to $307.0 million at September 30, 2021 from $318.0 million at December 31, 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30, 2021		At December 31, 2020
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,818,633	81%	$2,033,526	81%
Commercial real estate	291,649	13%	259,958	11%
Construction	126,571	6%	206,581	8%
Total real estate	2,236,853	100%	2,500,065	100%
Commercial lines of credit	1,923	—%	6,671	—%
Other consumer	6	—%	7	—%
Total loans	2,238,782	100%	2,506,743	100%
Allowance for loan losses	(70,238)		(72,387)
Loans, net	$2,168,544		$2,434,356

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at September 30, 2021:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$22,237	$1,796,396	$1,818,633
Commercial real estate	136,273	155,376	291,649
Construction	—	126,571	126,571
Commercial lines of credit	141	1,782	1,923
Other consumer	6	—	6
Total	$158,657	$2,080,125	$2,238,782

The table set forth below contains the repricing dates of adjustable rate loans included within our loan portfolio as of September 30, 2021:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$415,534	$10,618	$126,571	$1,782	$—	$554,505
More than 6 months through 12 months	632,779	28,828	—	—	—	661,607
More than 12 months through 24 months	220,443	28,005	—	—	—	248,448
More than 24 months through 36 months	191,278	14,445	—	—	—	205,723
More than 36 months through 60 months	280,279	72,678	—	—	—	352,957
More than 60 months	56,083	802	—	—	—	56,885
Fixed to Maturity	22,237	136,273	—	141	6	158,657
Total	$1,818,633	$291,649	$126,571	$1,923	$6	$2,238,782

At September 30, 2021, $284.5 million, or 13.7%, of our adjustable interest rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due or more and still accruing interest, troubled debt restructurings, nonaccrual loans held for sale and other loan collateral acquired through foreclosures and repossessions. At September 30, 2021 and December 31, 2020, we had $44 thousand and $46 thousand, respectively, of accruing loans that were past due 90 days or more. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. However, not all troubled debt restructurings are placed on nonaccrual status. At September 30, 2021 and December 31, 2020, we had troubled debt restructurings totaling $20.7 million and $28.3 million, respectively. Troubled debt restructurings on nonaccrual status at such dates totaled $18.0 million and $20.1 million, respectively, and are included in the nonaccrual loan categories in the following table. See Note 5—Loans—Troubled Debt Restructurings to our condensed consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated. In addition to the exclusions and presentation conventions described in the footnotes to the table, the categories of nonperforming assets in the following table do not include COVID-19-related loan forbearances that may be excluded from troubled debt restructurings under the CARES Act.

	At September 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans (1):
Residential real estate	$41,643	$20,729
Commercial real estate	13,634	19,965
Construction	22,076	41,873
Commercial lines of credit	—	3,857
Other consumer	—	—
Total nonaccrual loans (2)	77,353	86,424
Other real estate owned	—	167
Loans past due 90 days or more and still accruing interest	44	46
Other troubled debt restructurings(3)	2,718	8,246
Nonaccrual loans held for sale(4)	8,744	19,375
Total nonperforming assets	$88,859	$114,258
Total loans	$2,238,782	$2,506,743
Total assets	$3,138,964	$3,914,045
Total nonaccrual loans to total loans(2)	3.46%	3.45%
Total nonperforming assets to total assets	2.83%	2.92%
(1)	Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(3)	Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.
(4)	Nonaccrual loans held for sale are residential real estate loans as of September 30, 2021.

As of September 30, 2021, nonperforming assets totaled $88.9 million, reflecting a decrease of $25.4 million from $114.3 million as of December 31, 2020. This decrease is attributable primarily to nonaccrual construction loans, which totaled $22.1 million as of September 30, 2021, reflecting a decrease of $19.8 million from $41.9 million as of December 31, 2020. Nonaccrual commercial real estate loans, which totaled $13.6 million as of September 30, 2021, decreased $6.4 million from $20.0 million as of December 31, 2020. Nonaccrual residential real estate loans held for sale totaled $8.7 million as of September 30, 2021, a decrease of $10.6 million from December 31, 2020, primarily due to $3.2 million of loans returning to accrual status and loan payoffs of $6.9 million. Partially offsetting these decreases was a $20.9 million increase in nonaccrual residential real estate loans. The increase in nonaccrual residential real estate loans is primarily due to an increase in residential real estate loans becoming 90 days past due, which we believe reflects the uncertain economic environment created by the COVID-19 pandemic. The increase also is partially due to the eviction moratorium mandate imposed by the government related to the COVID-19 pandemic, which delayed the foreclosure process of certain non-accrual loans. At September 30, 2021, residential real estate loans with an aggregate unpaid principal balance totaling $18,060 are waiting to commence the foreclosure process. The aggregate principal balance of our nonaccrual loans also reflects loans with an aggregate unpaid principal balance totaling $18,983 at September 30, 2021 that have been paying in accordance with their terms and no longer 90 days or more past due, but which will remain on non-accrual status until six on-time monthly payments have been made.

The decrease in nonaccrual construction loans is attributable primarily to four construction loans totaling $8.6 million which were paid in full and five construction loans totaling $11.0 million returning to accrual status upon conversion to commercial real estate bridge loans to allow time for the borrower to sell the project. In each case, the construction project has been completed. The term to maturity for these bridge loans is no greater than 24 months, and in each case the borrower has evidenced the ability to service the debt during the term. These reductions in nonaccrual construction loans were partially offset by the addition of one construction loan of $3.9 million to nonaccrual status.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the three and nine months ended September 30, 2021 if interest on all such loans had been recorded based upon original contract terms was approximately $1.6 million and $3.9 million, respectively. The total amount of interest income received during the three and nine months ended September 30, 2021 on nonaccrual loans was $0.9 million and $2.5 million, respectively.

COVID-19-Related Forbearances. Under the CARES Act, COVID-19-related loan forbearances may be excluded from treatment as a troubled debt restructuring if such forbearance meets certain criteria. Further, in response to the COVID-19 pandemic, we have offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The principal balance of loans modified due to the economic effects of the COVID-19 pandemic and still in forbearance declined during 2021 from peak levels in 2020. Total loans in COVID-19-related forbearances decreased from $15.8 million, or 0.63% of total loans held for investment, at December 31, 2020 to $1.0 million, or 0.04% of total loans held for investment, at September 30, 2021. The Bank terminated the forbearance program, effective July 31, 2021. The following table sets forth such loans in forbearance at the dates indicated.

	September 30,	December 31,
	2021	2020
Residential real estate	$1,001	$10,729
Commercial real estate	—	5,056
Total loans in forbearance	$1,001	$15,785
Loans in forbearance to total loans held for investment	0.04%	0.63%

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, by type and amount at the dates indicated.

	September 30, 2021			December 31, 2020
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$30,808	$8,886	$41,687	$38,181	$14,658	$20,775
Commercial real estate	—	1,659	13,634	4,845	—	19,965
Construction	6,533	—	22,076	8,593	2,514	41,873
Commercial lines of credit	—	—	—	—	—	3,857
Other consumer	—	—	—	—	—	—
Total delinquent loans	$37,341	$10,545	$77,397	$51,619	$17,172	$86,470

Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, decreased $9.1 million, or 10%, from $86.5 million at December 31, 2020 to $77.4 million at September 30, 2021. This decrease was primarily attributable to our construction loan portfolio and commercial real estate loan portfolio, partially offset by increased nonaccrual loans in our residential real estate loan portfolio.

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

Loans classified as Special Mention, Substandard and Doubtful were as follows:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Special Mention	$68,831	$59,668
Substandard	144,939	131,469
Doubtful	6,155	7,014
Total	$219,925	$198,151

Total Special Mention, Substandard and Doubtful loans increased $21.8 million to $219.9 million, or 9.8% of total loans, at September 30, 2021, from $198.2 million, or 7.9% of total loans, at December 31, 2020. The increase was primarily attributable to $20.9 million increase of residential loans in the Substandard and Doubtful category partially due to the accumulation of loans that have been brought current but remain on non-accrual status until six on-time monthly payments have been made and the eviction moratorium mandate imposed by the government related to the COVID-19 pandemic delayed the foreclosure process of certain nonaccrual loans.

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

At September 30, 2021 and December 31, 2020, we had 19 and 31 impaired loans with recorded investments of $42.2 million and $74.0 million, respectively. Total impaired loans decreased $31.8 million, or 43%, primarily attributable to $19.5 million of impaired loans that were paid in full, $13.6 million of impaired construction loans that were converted to bridge loans and a $9.4 million impaired commercial real estate loan that returned to accrual status. This decrease was partially offset by two construction loans, totaling $7.5 million, and two commercial real estate loans, totaling $5.2 million, being added to impaired status.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the condensed consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge-offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines, etc.), national and local business conditions, historical loss experience, an overall evaluation of the quality of the underlying collateral and other external factors. Certain qualitative components within our allowance for loan losses methodology have taken on increased significance as a result of the economic impact of the COVID-19 pandemic. These qualitative components include increased unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$70,669	$46,931	$72,387	$21,730
Charge offs:
Residential real estate	—	(108)	—	(108)
Commercial real estate	—	—	—	—
Construction	(1,965)	(707)	(1,965)	(707)
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total charge offs	(1,965)	(815)	(1,965)	(815)
Recoveries:
Residential real estate	530	3	1,321	15
Commercial real estate	605	14	636	50
Construction	2	2	5	5
Commercial lines of credit	—	—	—	—
Other consumer	—	—	—	—
Total recoveries	1,137	19	1,962	70
Net charge offs	(828)	(796)	(3)	(745)
Provision (recovery) for loan losses	397	2,123	(2,146)	27,273
Allowance for loan losses at end of period	$70,238	$48,258	$70,238	$48,258
Nonperforming loans and troubled debt restructurings at end of period	$80,115	$98,145	$80,115	$98,145
Total loans at end of period	$2,238,782	$2,675,582	$2,238,782	$2,675,582
Average loans during period	$2,322,905	$2,723,381	$2,393,815	$2,806,770
Allowance for loan losses to nonperforming loans and troubled debt restructurings at the end of period	88%	49%	88%	49%
Allowance for loan losses to total loans at end of period	3.14%	1.80%	3.14%	1.80%
Net charge offs to average loans outstanding during the period	0.04%	0.03%	0.04%	0.03%

The following tables set forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At September 30, 2021		At December 31, 2020
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$33,703	81%	$32,366	81%
Commercial real estate	24,582	13%	21,942	10%
Construction	11,899	6%	17,988	8%
Commercial lines of credit	54	—%	91	1%
Other consumer	—	—%	—	—%
Unallocated	—	N/A %	—	N/A
Total	$70,238	100%	$72,387	100%

The allowance for loan losses as a percentage of loans was 3.14% and 2.89% as of September 30, 2021 and December 31, 2020, respectively. Our total allowance for loan losses decreased by $2.1 million, or 3%, to $70.2 million during the nine months ended September 30, 2021, from $72.4 million at December 31, 2020. The $2.1 million decrease to our allowance for loan losses was primarily attributable to a $6.1 million reduction in required allowance for loan losses due to a decrease of $289.7 million in the aggregate unpaid principal loan balance of our Pass rated loans as a result of scheduled loan payments and accelerated prepayments, which significantly exceeded the repurchase of residential real estate loans and new originations during the nine months ended September 30, 2021. In addition, the decrease in our allowance for loan losses was also partially driven by total recoveries of $1,962 during the nine months ended September 30, 2021, of which we recognized $1,137 during the three months ended September 30, 2021. Partially offsetting the decrease in our allowance for loan losses was a $4.0 million increase in required allowance for loan losses reflecting a $22.6 million increase in Special Mention and Substandard loans during the nine months ended September 30, 2021. The qualitative factor components comprising our allowance for loan losses continued to take on increased significance as a result of the economic impact of the COVID-19 pandemic.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our debt securities available-for-sale portfolio at the dates indicated.

	At September 30,		At December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury & Agency securities	$73,427	$73,506	$138,742	$138,997
Mortgage-backed securities	26,833	26,576	33,743	33,814
Collateralized mortgage obligations	98,636	99,151	126,359	126,596
Collateralized debt obligations	211	191	214	187
Total	$199,107	$199,424	$299,058	$299,594

The size of our available-for-sale debt securities portfolio (on an amortized-cost basis) decreased by $100.0 million, or 33%, from December 31, 2020 to $199.1 million at September 30, 2021 primarily due to maturing securities. During the nine months ended September 30, 2021, we purchased collateralized mortgage obligations of $23.2 million, and there were maturities of $65.0 million in Treasury notes and the paydown of the mortgage-backed securities and collateralized mortgage obligations portfolio.

At September 30, 2021 and December 31, 2020, we had no investments in a single company or entity, other than the U.S. government and government agency securities, with an aggregate book value in excess of 10% of our total shareholders’ equity.

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

At September 30, 2021, gross unrealized losses on debt securities totaled $377 thousand. We do not consider the debt securities to be other-than-temporarily impaired at September 30, 2021, since (i) the decline in fair value of the debt securities is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded, restricted stock. Equity securities totaled $5.3 million and $5.4 million at September 30, 2021 and December 31, 2020, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.34 billion at September 30, 2021, a decrease of $765.5 million, or 25%, compared to $3.11 billion at December 31, 2020, reflecting our decision to begin to reduce our significant liquidity position through planned deposit runoff. The decrease was primarily attributable to a $684.8 million decrease in time deposits and a $81.6 million decrease in money market, savings and NOW accounts. Brokered deposits totaled $20.0 million at September 30, 2021, compared to $42.8 million at December 31, 2020. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250 thousand and brokered deposits. Core deposits totaled $2.08 billion at September 30, 2021, or 89% of total deposits at that date, compared to $2.62 billion, or 84% of total deposits at December 31, 2020.

On July 23, 2021, the Bank completed the sale of its Bellevue, Washington branch office pursuant to a definitive agreement the Bank entered into on March 19, 2021. This transaction included the transfer of $65.4 million in total deposits at a premium of $1.4 million, representing 2.1% of the total balance of deposits transferred.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers. Our short-term FHLB advances consist primarily of advances of funds for one- or two-week periods.

At September 30, 2021 and December 31, 2020, outstanding FHLB borrowings totaled $307.0 million and $318.0 million, respectively. There were no amounts outstanding on lines of credit with other banks. In addition, $65.0 million in principal amount of our Notes remained outstanding as of September 30, 2021 and December 31, 2020.

At September 30, 2021, we had the ability to borrow an additional $81.1 million from the FHLB, which included an available line of credit of $50.0 million. In October 2021, the maximum borrowing under the line of credit decreased by $30.0 million to $20.0 million. In addition, we obtained standby letters of credit, totaling $11.5 million, which provide credit support for certain of our obligations related to our commitment to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million.

Shareholders’ Equity

Total shareholders’ equity was $336.6 million at September 30, 2021, an increase of $17.0 million, or 5%, from December 31, 2020. The increase was primarily the result of net income of $15.3 million. In May 2021, we issued and sold 300,000 shares of common stock to our chief executive officer pursuant to the terms of the stock purchase agreement entered into with our chief executive officer at the time of his employment for total cash proceeds of $1.4 million.

During the nine months ended September 30, 2020, we repurchased 10,912 shares of our common stock at a total cost of $82 thousand pursuant to a share repurchase program.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

General. Net income was $9.6 million for the three months ended September 30, 2021, compared to net loss of $(0.1) million for the same period in 2020. The increase in net income for the three months ended September 30, 2021 was primarily attributable to a decrease in non-interest expense, a decrease in provision (recovery) for loan losses, and an increase in non-interest income due to the gain on sale of our Bellevue, Washington branch office, which were partially offset by a decrease in net interest income. The decrease in non-interest expense was primarily due to a decrease in professional fees and the ERC which reduced salaries and employee benefits expense.

We had net income of $15.3 million for the nine months ended September 30, 2021, compared to a net loss of $(1.3) million for the same period in 2020, an increase of $16.6 million. The increase in net income for the nine months ended September 30, 2021 was primarily attributable to a decrease in the provision (recovery) for loan losses and a decrease in non-interest expense, which was partially offset by a decrease in net interest income. The decrease in non-interest expense was due primarily to a decrease in professional fees and the ERC which reduced salaries and employee benefits expense.

Return on average assets was 0.58% and (0.05)% for the nine months ended September 30, 2021 and 2020, respectively. Return on average shareholders’ equity was 6.23% and (0.50)% for the nine months ended September 30, 2021 and 2020, respectively. The dividend payout ratio was (39.17)% for the nine months ended September 30, 2020. Total average shareholders’ equity to total average assets was 9.24% and 9.45% for the nine months ended September 30, 2021 and 2020, respectively.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2021 and 2020. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,900,611	$22,002	4.63%	$2,235,338	$29,119	5.21%	$1,955,375	$70,392	4.80%	$2,322,350	$90,920	5.22%
Commercial real estate	285,055	3,422	4.80%	263,440	3,025	4.59%	266,763	10,049	5.02%	266,515	10,206	5.11%
Construction	135,292	1,896	5.61%	205,241	3,466	6.75%	168,382	8,096	6.41%	199,520	10,874	7.27%
Commercial lines of credit	1,947	28	5.75%	19,362	308	6.36%	3,295	179	7.24%	18,385	944	6.85%
Total loans	2,322,905	27,348	4.71%	2,723,381	35,918	5.28%	2,393,815	88,716	4.94%	2,806,770	112,944	5.37%
Securities, includes restricted stock(2)	213,945	375	0.70%	276,643	901	1.30%	265,545	1,150	0.58%	226,165	2,972	1.75%
Other interest-earning assets	664,747	253	0.15%	757,657	211	0.11%	838,223	743	0.12%	462,955	786	0.23%
Total interest-earning assets	3,201,597	27,976	3.50%	3,757,681	37,030	3.94%	3,497,583	90,609	3.45%	3,495,890	116,702	4.45%
Noninterest-earning assets
Cash and due from banks	7,376			12,954			7,472			12,103
Other assets	41,360			56,223			42,458			62,877
Total assets	$3,250,333			$3,826,858			$3,547,513			$3,570,870
Interest-bearing liabilities
Money Market, Savings and NOW	$1,329,832	$771	0.23%	$1,282,452	$2,315	0.72%	$1,352,198	$2,513	0.25%	$1,251,891	$7,880	0.84%
Time deposits	1,063,735	2,770	1.04%	1,642,492	6,973	1.68%	1,332,017	12,966	1.30%	1,427,451	21,348	1.99%
Total interest-bearing deposits	2,393,567	3,541	0.59%	2,924,944	9,288	1.26%	2,684,215	15,479	0.77%	2,679,342	29,228	1.45%
FHLB borrowings	307,733	826	1.06%	318,783	859	1.05%	314,544	2,511	1.05%	305,134	2,546	1.10%
Subordinated notes, net	65,372	972	5.95%	65,273	1,178	7.22%	65,372	3,157	6.44%	65,234	3,533	7.22%
Total borrowings	373,105	1,798	1.91%	384,056	2,037	2.08%	379,916	5,668	1.96%	370,368	6,079	2.16%
Total interest-bearing liabilities	2,766,672	5,339	0.77%	3,309,000	11,325	1.36%	3,064,131	21,147	0.92%	3,049,710	35,307	1.54%
Noninterest-bearing liabilities
Demand deposits	66,566			70,378			62,131			72,065
Other liabilities	84,557			111,364			93,317			111,826
Shareholders’ equity	332,538			336,116			327,934			337,269
Total liabilities and shareholders’ equity	$3,250,333			$3,826,858			$3,547,513			$3,570,870
Net interest income and spread		$22,637	2.73%		$25,705	2.58%		$69,462	2.53%		$81,395	2.91%
Net interest margin			2.83%			2.74%			2.65%			3.10%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalent adjustments.

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

	Three Months Ended			Nine Months Ended
	September 30, 2021 vs. 2020			September 30, 2021 vs. 2020
			Net			Net
	Increase (Decrease)		Increase	Increase (Decrease)		Increase
	due to		(Decrease)	due to		(Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(4,082)	$(3,035)	$(7,117)	$(13,601)	$(6,927)	$(20,528)
Commercial real estate	255	142	397	9	(166)	(157)
Construction	(1,047)	(523)	(1,570)	(1,583)	(1,195)	(2,778)
Commercial lines of credit	(253)	(27)	(280)	(820)	55	(765)
Total loans	(5,127)	(3,443)	(8,570)	(15,995)	(8,233)	(24,228)
Securities, includes restricted stock	(173)	(353)	(526)	171	(1,993)	(1,822)
Other interest-earning assets	(35)	77	42	333	(376)	(43)
Total change in interest income	(5,335)	(3,719)	(9,054)	(15,491)	(10,602)	(26,093)
Change in interest expense:
Money Markets, Savings and NOW	27	(1,571)	(1,544)	187	(5,554)	(5,367)
Time deposits	(2,004)	(2,199)	(4,203)	(1,355)	(7,027)	(8,382)
Total interest-bearing deposits	(1,977)	(3,770)	(5,747)	(1,168)	(12,581)	(13,749)
FHLB borrowings	(30)	(3)	(33)	102	(137)	(35)
Subordinated notes, net	1	(207)	(206)	7	(383)	(376)
Total change in interest expense	(2,006)	(3,980)	(5,986)	(1,059)	(13,101)	(14,160)
Change in net interest income	$(3,329)	$261	$(3,068)	$(14,432)	$2,499	$(11,933)

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

Net interest income was $22.6 million for the three months ended September 30, 2021, a decrease of $3.1 million, or 12%, from the same period in 2020.

The decrease reflects an overall decline in our average interest earning assets as we maintained excess levels of liquidity, while we experienced a modest improvement in our interest rate spread and net interest margin for the three months ended September 30, 2021. Interest income was $28.0 million for the three months ended September 30, 2021, a decrease of $9.1 million, or 24%, from the same period in 2020. The decrease in interest income was primarily due to a decrease in the size of our loan portfolio and a decrease in interest rates. Our average yield on interest-earning assets decreased 44 basis points to 3.50% for the three months ended September 30, 2021 from 3.94% for the same period in 2020.

Our average balance of loans decreased $400.5 million, or 15%, to $2.32 billion for the three months ended September 30, 2021, as a result of our net principal payments exceeding new loan production. Our average yield on loans decreased 57 basis points to 4.71% for the three months ended September 30, 2021, from 5.28% for the same period in 2020. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower interest rates in the current low interest rate environment and the origination of new loans at lower interest rates.

The impact of the decline in interest income was partially offset by the decline in interest expense. Interest expense was $5.3 million for the three months ended September 30, 2021, a decrease of $6.0 million, or 53%, from the same period in 2020. The decrease was primarily due to a decrease in our average balance of interest-bearing deposits and decline in interest rates paid on average interest-bearing liabilities. Our average rate paid on interest-bearing liabilities decreased 59 basis points to 0.77% for the three months ended September 30, 2021. Our average balance on interest-bearing liabilities, primarily related to our deposits, decreased $542.3 million, or 16%.

Our average balance of interest-bearing deposits decreased $531.4 million, or 18%, to $2.39 billion for the three months ended September 30, 2021. Our average rate paid on interest-bearing deposits decreased 67 basis points to 0.59% for the three months ended September 30, 2021 from the same period in 2020. The rates on interest-bearing deposits were lower than in the third quarter of 2020 in response to changes in market rates due to the lower interest rate environment in 2021.

Net interest income was $69.5 million for the nine months ended September 30, 2021, a decrease of $11.9 million, or 15%, from the same period in 2020.

Interest income was $90.6 million for the nine months ended September 30, 2021, a decrease of $26.1 million, or 22%, from the same period in 2020. The decrease in interest income was primarily due to a change in asset mix, as the size of our loan portfolio decreased as a result of a reduction in loan originations and excess cash flows from loan repayments invested in short-term, low yielding liquid assets. Our average yield on interest-earning assets decreased 100 basis points to 3.45% for the nine months ended September 30, 2021.

Our average balance of loans decreased $413.0 million, or 15%, to $2.39 billion for the nine months ended September 30, 2021, as net principal payments exceeded new loan production. Our average yield on loans decreased 43 basis points to 4.94% for the nine months ended September 30, 2021. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower rates in the lower interest rate environment and new loans originating at lower interest rates than the loans that were repaid in full.

Interest expense was $21.1 million for the nine months ended September 30, 2021, a decrease of $14.2 million, or 40%, from the same period in 2020. The decrease was due primarily to a decline in interest rates. Our average rate paid on interest-bearing liabilities decreased 62 basis points to 0.92% for the nine months ended September 30, 2021, which was slightly offset by an increase in the average balance of interest-bearing liabilities.

Our average balance of interest-bearing deposits of $2.68 billion for the nine months ended September 30, 2021 decreased $4.9 million from the same period of 2020. Our average rate paid on interest-bearing deposits decreased 68 basis points to 0.77% for the nine months ended September 30, 2021, compared to the same period in 2020. The rates on interest-bearing deposits were lower in the nine months ended September 30, 2021 in response to changes in market rates due to the lower interest rate environment in 2021.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.83% for the three months ended September 30, 2021, up 9 basis points from 2.74% for the same period in 2020. The interest rate spread was 2.73% for the three months ended September 30, 2021, up 15 basis points from 2.58% for the same period in 2020.

Net interest margin was 2.65% for the nine months ended September 30, 2021, down 45 basis points from 3.10% for the same period in 2020. The interest rate spread was 2.53% for the nine months ended September 30, 2021, down 38 basis points from 2.91% for the same period in 2020.

Our net interest margin and interest rate spread were positively impacted during the three months ended September 30, 2021, primarily due to a decrease in the cost of average interest-bearing liabilities of 59 basis points, reflecting the impact of the current low interest rate environment, and a reduction in size of our interest-bearing deposits.

Our net interest margin and interest rate spread were negatively impacted during the nine months ended September 30, 2021 primarily due to lower yields in our loan portfolios and reduction in size of our loan portfolio, as we continue to manage our risk profile, which were partially offset by lower rates paid on our interest-bearing deposits, which was a reflection of the low interest rate environment experienced during 2020, which continued in the first nine months of 2021. A discussion of the effects of changing interest rates on net interest income is set forth in “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Provision (recovery) for Loan Losses. We recorded a provision for loan losses of $0.4 million during the three months ended September 30, 2021, a decrease of $1.7 million from $2.1 million for the three months ended September 30, 2020. The $0.4 million provision for loan losses recorded during the quarter reflects a net charge-off of $0.8 million during the three months ended September 30, 2021. The provision for loan losses was established in connection with our evaluation of the adequacy of our allowance for loan losses.

We recorded a recovery for loan losses of $2.1 million for the nine months ended September 30, 2021, compared to a provision for loan losses of $27.3 million for the nine months ended September 30, 2020. The recovery for loan losses for the nine-month period of 2021 was primarily attributable to net declines in our loan balances as a result of portfolio runoff, despite the repurchases of residential real estate loans and new originations during the period, but taking into account a $21.8 million increase in Special Mention, Substandard and Doubtful loans. The provision for loan losses for the nine-month period of 2020 was attributable in part to certain qualitative components within our allowance for loan losses methodology that took on increased significance as a result of the economic impact of the COVID-19 pandemic on our loan portfolios.

The allowance for loan losses was $70.2 million, or 3.14% of total loans at September 30, 2021, compared to $72.4 million, or 2.89% of total loans, at December 31, 2020.

See — Asset Quality for further discussion of our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$120	$61	$59	97%	$423	$273	$150	55%
Gain (loss) on sale of investment securities	—	(20)	20	100%	—	179	(179)	(100)%
Gain on sale of mortgage loans held for sale	151	437	(286)	(65)%	619	1,457	(838)	(58)%
Unrealized gains (losses) on equity securities	(24)	—	(24)	N/M	(99)	123	(222)	N/M
Gain on sale of branch office	1,417	—	1,417	N/M	1,417	—	1,417	N/M
Net servicing loss	(31)	(121)	90	74%	(1,369)	(1,239)	(130)	(10)%
Income on cash surrender value of bank-owned life insurance	325	317	8	3%	960	962	(2)	(0)%
Other	100	437	(337)	(77)%	291	1,208	(917)	(76)%
Total non-interest income	$2,058	$1,111	$947	85%	$2,242	$2,963	$(721)	(24)%

N/M – not meaningful

Non-interest income of $2.1 million for the three months ended September 30, 2021 increased $0.9 million compared to the same period of 2020. The increase in non-interest income was primarily attributable to a gain on sale of $1.4 million recorded on the sale of the Bellevue, Washington branch office, partially offset by a decrease of $0.3 million in investment management and advisory fees, which was included in other non-interest income during the three months ended September 30, 2020, due to the sale of substantially all of the assets of Quantum Capital Management in December 2020, and a decrease of $0.3 million recognized on the gain on sale of mortgage loans held for sale due to fewer loans sold into the secondary market in third quarter of 2021.

Non-interest income of $2.2 million for the nine months ended September 30, 2021 decreased $0.7 million compared to the same period of 2020. The decrease in non-interest income was primarily attributable to a decrease of $0.9 million in investment management and advisory fees, which was included in other non-interest income during the nine months ended September 30, 2020, due to the sale of substantially all of the assets of Quantum Capital Management in December 2020, and a decrease of $0.8 million recognized on the gain on sale of mortgage loans held for sale due to fewer loans being sold into the secondary market in the nine months ended September 30, 2021. Partially offsetting the decrease was a gain on sale of $1.4 million recorded on the sale of the Bellevue, Washington branch office during the third quarter of 2021.

Non-interest Expense. Non-interest expense information is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,774	$7,517	$(4,743)	(63)%	$19,300	$21,606	$(2,306)	(11)%
Occupancy and equipment	2,395	2,219	176	8%	6,840	6,545	295	5%
Professional fees	4,024	12,207	(8,183)	(67)%	18,500	23,787	(5,287)	(22)%
FDIC assessments	417	956	(539)	(56)%	1,636	1,215	421	35%
Data processing	403	392	11	3%	1,189	1,078	111	10%
Net provision (recovery) of mortgage repurchase liability	(298)	—	(298)	N/M	(963)	25	(988)	N/M
Other	1,361	1,683	(322)	(19)%	5,852	5,000	852	17%
Total non-interest expense	$11,076	$24,974	$(13,898)	(56)%	$52,354	$59,256	$(6,902)	(12)%

N/M – not meaningful

Non-interest expense of $11.1 million for the three months ended September 30, 2021 decreased $13.9 million compared to the same period of 2020. The decrease in non-interest expense was primarily attributable to decreases in professional fees of $8.2 million and in salaries and employee benefits of $4.7 million. In the third quarter of 2021, the Company recorded $6.5 million in the ERC, which were available under the CARES Act, which resulted in a net reduction of salaries and employee benefits expense. Absent realizing the payroll tax credit, salaries and benefits expense would have increased. The decrease in professional fees was primarily due to a reduction in incurred legal fees with the settlement of the class action lawsuit, a reimbursement of $1.4 million that was received from our insurance carrier in the third quarter of 2021, related to certain litigation expenses previously incurred by the Company and the conclusion of one of the more significant projects that was required by the OCC Agreement that caused the incursion of significant consulting and legal fees.

Non-interest expense of $52.4 million for the nine months ended September 30, 2021 decreased $6.9 million compared to the same period of 2020. The decrease in non-interest expense was primarily attributable to decreases in professional fees of $5.3 million and in salaries and employee benefits of $2.3 million. In the third quarter of 2021, the Company recorded $6.5 million in the ERC, which were available under the CARES Act, which resulted in a net reduction of salaries and employee benefits expense. Absent realizing the payroll tax credit, salaries and benefits expense would have increased. The decrease in professional fees was primarily due to a reduction in incurred legal fees with the settlement of the class action lawsuit in 2021, total reimbursements of $3.8 million that were received from our insurance carriers in the first nine months of 2021 related to certain litigation expenses previously incurred by the Company and the conclusion of one of the more significant projects that was required by the OCC Agreement. We expect to continue to incur significant legal and consulting expenses due to our remaining regulatory investigations. The decrease in the net provision (recovery) for mortgage repurchase liability was primarily due to payoffs and repurchases of our Advantage Loan Program loans sold. Other expense in the nine months ended September 30, 2021 includes a $1.0 million accrual for certain calculation errors during the years 2009 to 2020 that were identified during the preparation for our core IT system conversion.

Income Tax Expense.

We recorded income tax expense of $3.7 million for the three months ended September 30, 2021, compared to an income tax benefit of $0.2 million for the same period in 2020. Our effective tax rate was 27.7% and 60.4% for the three months ended September 30, 2021 and 2020, respectively.

We recorded income tax expense of $6.2 million for the nine months ended September 30, 2021, compared to an income tax benefit of $0.9 million for the same period in 2020. Our effective tax rate was 28.7% and 41.3% for the nine months ended September 30, 2021 and 2020, respectively.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021 and December 31, 2020, cash and due from banks totaled $609.4 million and $998.5 million, respectively; interest-bearing time deposits with other banks totaled $0.8 million and $7.0 million, respectively; and debt securities available for sale, which provide additional sources of liquidity, totaled $199.4 million and $299.6 million, respectively.

At September 30, 2021 and December 31, 2020, outstanding FHLB borrowings totaled $307.0 million and $318.0 million, respectively. There were no amounts outstanding on lines of credit with other banks.

At September 30, 2021, we had the ability to borrow an additional $81.1 million from the FHLB, including an available line of credit of $50.0 million. In October 2021, the maximum borrowing under the line of credit decreased by $30.0 million to $20.0 million. In addition, we obtained standby letters of credit totaling $11.5 million, which provides credit support for certain of our obligations related to our commitment to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million.

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

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of sold Advantage Loan Program loans. For the nine months ended September 30, 2021, the Company has repurchased Advantage Loan Program loans with a total outstanding principal balance of $173.8 million. In addition, we entered into an agreement with these investors to repurchase additional pools through July 2023. The aggregate principal balance of the loans in these pools at September 30, 2021 was $83.7 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At September 30, 2021, the unpaid principal balance of the previously sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our offers were accepted totaled $159.9 million, which includes loans that we have committed to repurchase.

At September 30, 2021, we had $92.8 million in loan commitments outstanding and $24 thousand in standby letters of credit. At December 31, 2020, we had $181.0 million in loan commitments outstanding and $24 thousand in standby letters of credit.

As of September 30, 2021, time deposits due within one year were $701.5 million, or 30% of total deposits. Total time deposits at September 30, 2021 were $961.7 million, or 41% of total deposits. As of December 31, 2020, time deposits due within one year were $1.26 billion, or 41% of total deposits. Total time deposits at December 31, 2020 were $1.65 billion, or 53% of total deposits. In July 2021, the Bank completed the sale of the Bank’s Bellevue, Washington branch office. The sale included the transfer of all deposit accounts of $65.4 million located at the branch, as well as the transfer of all branch premises and equipment. The transaction resulted in a net cash payment to the purchaser of $63.5 million, which was funded through our excess liquidity.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the nine months ended September 30, 2021, we originated $143.5 million of loans and purchased investment securities of $23.2 million. Additionally, we paid $63.5 million to the purchaser of the Bellevue, Washington branch office. During the nine months ended September 30, 2020, we originated $335.9 million of loans and purchased $312.4 million of investment securities. Cash flows provided by loan payoffs totaled $596.5 million and $473.7 million during the nine months ended September 30, 2021 and 2020, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $765.5 million for the nine months ended September 30, 2021, from $3.11 billion at December 31, 2020. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC or other supervisory enforcement action. At September 30, 2021, the Bank is required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of the OCC Agreement. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated debt and stock repurchases. At September 30, 2021, the Company had $65.0 million in principal amount of Notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. There have been no redemptions of the Notes. Interest expense on the Notes was $3.2 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Notes had an interest rate of 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the Notes converted to a variable interest rate of the three-month LIBOR rate plus a margin of 5.82% (5.95% at September 30, 2021). The Company’s ability to pay cash dividends is restricted by the terms of the Notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the Notes, as long as the Notes are outstanding, the Company is permitted to pay dividends if, prior to such dividends, the Bank is considered well capitalized under applicable regulatory capital requirements. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

As long as we do not elect the community bank leverage ratio, federal regulations will continue to require the Company and the Bank to meet several regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a monthly basis including our needs for additional capital and ability to pay cash dividends. At September 30, 2021 and December 31, 2020, the Company and the Bank met all regulatory capital requirements to which they are subject, and the Bank was considered well capitalized for regulatory prompt corrective action purposes.

The following tables present our capital ratios as of the indicated dates for the Company (on a consolidated basis) and Sterling Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	September 30,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	26.40%	22.58%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	21.74%	17.68%
Common Equity Tier 1 (CET 1)	N/A	4.50%	3.00%	21.74%	17.68%
Tier 1 (core) capital to adjusted tangible assets	N/A	4.00%	3.00%	10.32%	8.08%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	September 30,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	26.37%	21.56%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	25.07%	20.27%
Common Equity Tier 1 (CET 1)	6.50%	4.50%	3.00%	25.07%	20.27%
Tier 1 (core) capital to adjusted tangible assets	5.00%	4.00%	3.00%	11.85%	9.20%

These capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At September 30, 2021 and December 31, 2020, the Company and the Bank held capital in excess of the CCB.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning September 30, 2021 and December 31, 2020. The table below demonstrates that for the initial 12-month period after an immediate and parallel rate shock. We are asset sensitive in both rising and falling interest rate environments. The asset sensitivity of our balance sheet increased from December 31, 2020 in the up-rate scenario, primarily as a result of our periodic review of key assumptions pertaining to non-maturity deposit sensitivity.

	At September 30,		At December 31,
	2021		2020
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$101,127	15%	$100,768	5%
300	99,592	14%	99,958	4%
200	97,561	11%	98,447	2%
100	92,720	6%	97,172	1%
0	87,712		96,252
–100	83,514	(5)%	92,993	(3)%

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

The following table presents, as of September 30, 2021 and December 31, 2020, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2020 in the up-rate scenario, primarily as a result of our periodic review of key assumptions pertaining to non-maturity deposit sensitivity.

	At September 30,		At December 31,
	2021		2020
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$514,520	7%	$412,393	(2)%
300	518,428	8%	420,927	0%
200	515,600	7%	425,241	1%
100	502,831	4%	426,110	1%
0	481,528		420,561
–100	426,894	(11)%	350,307	(17)%

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company established a management-level disclosure committee (the “Disclosure Committee”) during the third quarter of 2021. The purpose of the Disclosure Committee is to help our CEO and CFO fulfill their responsibility to oversee the accuracy, completeness and timeliness of the public disclosures made by the Company. The Disclosure Committee met for the first time in connection with the issuance of this Quarterly Report.

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2021. Based on these evaluations, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 because of certain material weaknesses in our internal control over financial reporting, as further described in “Item 9A. Controls and Procedures” of our 2020 Form 10-K.

Notwithstanding such material weaknesses in internal control over financial reporting, management has concluded that our condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods ended on such dates, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in “Item 9A. Controls and Procedures” of our 2020 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. During the third quarter of 2021, we converted from our legacy in-house IT platform to a new contemporary service provider and also migrated to a new AML system in connection with the IT platform conversion. We anticipate our IT platform and AML system conversion, along with the other remediation actions we have undertaken, will substantially improve our internal control over financial reporting, will help to remediate our previously reported material weaknesses and will help us to comply with and address the requirements set forth in the OCC Agreement.

Other than the remediation actions described above and disclosed in “Item 9A. Controls and Procedures” of our 2020 Form 10-K, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have undertaken a broad range of remedial measures, we continue to have the previously reported material weaknesses as of September 30, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below and as described in “Part II, Item 1A. Risk Factors,” we are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2020 Form 10-K and Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Shareholder Litigation

Securities Class Action

The Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. On April 19, 2021, the plaintiff, the Company and each of the other defendants entered into the final settlement agreement and submitted it to the court, which granted final approval on September 23, 2021. The final agreement provides for a single $12,500 cash payment in exchange for the release of all of the defendants from all alleged claims. The full amount of the settlement was funded by the Company’s insurance carriers under applicable insurance policies and placed into an escrow account for the benefit of the class and, commencing after the expiration of a 30-day appeal period following court approval, is available to be claimed from the escrow account by members of the class without any further financial or other obligation of the Company.

Shareholder Demand

On July 28, 2020, the Company received the Shareholder Demand, which requested that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company’s internal controls. The Shareholder Demand states that, if the board of directors has not taken the actions demanded within 90 days after the receipt of the letter, or in the event the board of directors refuses to take the actions demanded, the purported shareholder would commence a shareholder derivative action on behalf of the Company seeking appropriate relief. The board of directors established a demand review committee to evaluate the matters raised in the Shareholder Demand and to determine the actions, if any, that should be taken by the Company with respect to those matters. The Company responded to the Shareholder Demand advising the purported shareholder of the appointment of the demand review committee. The demand review committee’s investigation is ongoing. On October 19, 2021, the Company and the purported shareholder of the Company who made the Shareholder Demand entered into a term sheet setting forth the principal terms of a proposed resolution of claims and associated shareholder derivative litigation described in the Shareholder Demand. The principal terms include the board of directors of the Company adopting and maintaining certain corporate governance reforms, some of which the Company has implemented, reimbursement by the Company of attorneys fees and expenses incurred by the purported shareholder and customary releases of specified individuals. The term sheet remains subject to the material conditions set forth therein, including the negotiation of a definitive settlement agreement, confirmatory discovery to be performed by counsel for the purported shareholder and court approval of the final settlement agreement. Any definitive settlement agreement would also contain other customary terms and conditions for settlements of shareholder derivative actions or demands. The Company expects that the payment of the attorneys fees and expenses incurred by the purported shareholder would be covered by the Company’s insurance carriers under applicable insurance policies. Further, legal action has not yet been brought by the purported shareholder. Nevertheless, expenses related to the evaluation by the demand review committee have been significant. In the event court approval is not received or the settlement is not finalized for any other reason, the Company intends to vigorously defend this action; but there can be no assurance that we will be successful in any defense. We will continue to incur legal fees in connection with this and potentially other cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. If the case is decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from the risk factors as disclosed in the Company’s 2020 Form 10-K and Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

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

We may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. The Company’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for securities.

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

U.S. financial regulatory authorities recently have sharpened their focus on the risks posed by climate change to the financial sector and the institutions within it. On October 21, 2021, the Financial Stability Oversight Council (“FSOC”), whose members include the federal banking agencies, published a report on climate-related financial risk. In that report the FSOC concluded, for the first time, that climate change represents an emerging and increasing threat to U.S. financial stability. Accordingly, FSOC has recommended that its member agencies accelerate their existing efforts to further assess climate-related risks to financial stability, enhance financial institutions’ climate-related disclosure obligations, improve upon the availability of and access to actionable climate-related data for use in measuring and assessing climate-related financial risk, and expand upon existing capacity and expertise to ensure that climate-related financial risks are identified and managed properly. Further, on November 3, 2021, the leadership of the OCC and Federal Reserve Board announced their support for the Glasgow Declaration issued by the Network of Central Banks and Supervisors for Greening the Financial System (the “NGFS”), which is comprised over 100 central banks and supervisors from across the global financial system, in which the NGFS expressed its members’ commitment to improve the resilience of the financial system to climate-related and environmental risks and set forth a number of targeted workstreams to be undertaken in the coming years in order to do so.

Consistent with the objectives outlined above, the leadership of each of the OCC, Federal Reserve Board and the U.S. Treasury Department has indicated increased expectations for larger financial institutions to measure, monitor and manage climate-related risk as part of their enterprise risk management processes. The OCC currently is engaged in multiple collaborative initiatives with other governmental authorities to assess the physical and transition risk posed by climate change and the appropriate corresponding expectations for bank risk management. The OCC also has appointed its first ever Climate Change Risk Officer to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. To that end, the leadership of the OCC has indicated that the agency intends to publish proposed climate risk management supervisory expectations for large banks by the end of 2021. Further, the Federal Reserve Board has signaled that it is in the process of developing scenario analysis to model the possible financial risks associated with climate change. When developed, the resilience of large banking organizations, as well as the broader financial system, will be evaluated against these climate change-related scenarios as part of the stress testing process. Although these requirements would not apply to a banking organization of our size, our regulators generally will expect us to enhance our internal control and risk management programs and processes. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, we would expect to experience increased compliance costs and other compliance-related risks.

Fiscal challenges facing the U.S. government could negatively impact financial markets which, in turn, could have an adverse effect on our financial position or results of operations.

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a similar downgrade by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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

Date: November 15, 2021		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)