Form 10-K
period 2021-12-31
Sterling Bancorp, Inc.
filed 2022-03-31
CIK 1680379

Empv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2021, based on last sale price as reported on the NASDAQ Stock Market on that date, was approximately $ 70.6 million.

At March 18, 2022, 50,502,069 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2022 Annual Meeting of the Shareholders, to be filed within 120 days of December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STERLING BANCORP, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would “ and “annualized,” or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

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

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Item 1A. Risk Factors,” as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Advantage Loan Program

●	The results of the internal review of our Advantage Loan Program and related matters (the “Internal Review”)
●	The results of investigations of us by the Office of the Comptroller of the Currency (the “OCC”), the U.S. Department of Justice (the “DOJ”), the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program
●	Compliance with the publicly available formal agreement with the OCC, dated June 18, 2019 (the “OCC Agreement”), and Bank Secrecy Act (“BSA”) and anti-money laundering (“AML”) laws and regulations (“BSA/AML”) generally

●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact of the disruptions created by the coronavirus disease 2019 (“COVID-19”) pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Board of Governors of the Federal Reserve System (the “FRB”)
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the qualified thrift lender (“QTL”) test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act (the “CRA”) and fair lending laws

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuation of the London Interbank Offered Rate (“LIBOR”)

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	The recent significant transition in our senior management and our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

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

Sterling Bank has 28 branches, including 20 branches in the San Francisco area, six in greater Los Angeles, one branch in New York City and our headquarters branch in Michigan.

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

The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and is responding to a formal investigation by the SEC, all of which are related to the Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. The Bank also continues to be subject to the OCC Agreement, which relates primarily to certain aspects of the Bank’s BSA/AML compliance program as well as its credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of the OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank.

The Company has incurred and continued to incur significant legal, consulting and other third-party expenses in 2021 in connection with the Internal Review, the government investigations, compliance with the OCC Agreement and defending litigation and threatened litigation related to the Advantage Loan Program.

For further information regarding these matters, see “Part I, Item 3. Legal Proceedings” and “Part I, Item 1A. Risk Factors.”

Our Strategy

Our historical lending strategy has been to offer a range of loan products to the residential and commercial markets. The majority of our loan portfolio consists of residential real estate mortgages, which accounted for 85% of our loan portfolio as of December 31, 2021. The balance of our loan portfolio consists of commercial real estate loans, construction loans, and commercial lines of credit.

Although we discontinued originating loans under the Advantage Loan Program at the end of 2019, we continued to originate residential real estate loans in 2021, primarily conforming loans, for portfolio or for sale to the secondary market. Our focus for 2021, which will continue for 2022, was to continue to work hard to resolve our outstanding compliance issues and re-establish strong credit metrics for new lending initiatives, and to focus on the diversification of our overall loan production. For example, the Company underwent a conversion of its core IT system in 2021 to capitalize on advanced technologies to better achieve regulatory compliance. However, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. In addition, we will continue to explore exiting unproductive or ancillary businesses and aggressively resolve problem loans. For example, the Company completed the sale of its Bellevue, Washington branch office in the second quarter of 2021 and closed its Brooklyn, New York branch and consolidated its operations into its larger branch in Flushing, New York.

Subsidiaries

In addition to the Bank, the Company has one subsidiary, which is inactive.

OUR BUSINESS

Lending Activities

One- to-Four Family Residential Loans. The origination of mortgage loans to enable borrowers to purchase or refinance existing homes comprises our most significant loan origination activity and such loans continue to comprise the largest portion of our loan portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Historically, our most significant product was our Advantage Loan Program but as a result of the discontinuation of the Advantage Loan Program at the end of 2019, our total residential loan production continues to be significantly below historical levels. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2021, we had repurchased such loans with an aggregate principal balance of $243.5 million and had outstanding commitments to repurchase an additional $73.0 million over the next 18 months. At December 31, 2021, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties, including loans subject to binding repurchase commitments, totaled $142.8 million.

Among the residential loan products we continue to offer are our tenant-in-common, or TIC loans, which are similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two- to six-unit residential buildings and a large amount of condominium conversions. Through our TIC loan program, we lend to owners of individual units within the building based on their relative ownership share. Our TIC loans generally consist of three-, five- and seven-year adjustable-rate mortgages, with an average balance of approximately $0.5 million and total outstanding loans of $488.3 million as of December 31, 2021. We also offer conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages at the Federal Housing Finance Agency limits for those markets where we originate loans. The bulk of our conforming mortgage loans are originated with the intent to sell, after which we typically retain servicing rights. In addition, we have a jumbo loan program for residential real estate loans of up to $2.5 million, for which we offer both fixed and adjustable rates. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Interest rates on our adjustable-rate loans originated prior to March 8, 2021 adjust to a rate typically equal to 350 to 450 basis points above the one-year LIBOR, and those that were originated after March 8, 2021 adjust to a rate based on U.S. Treasury rates.

Across our residential portfolio, our loan-to-value ratio (defined as current loan amount compared to appraised value at the time of loan origination) was 62% as of December 31, 2021. For discussion regarding risks particular to our residential real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit—Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.”

Commercial Loans. We offer a variety of commercial loan products, consisting primarily of commercial real estate loans, construction loans and commercial lines of credit. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we endeavor to secure personal guarantees on each loan we underwrite.

Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by single-room occupancy hotels (“SROs”), hotels and office, industrial, retail, multifamily and mixed-use properties. We focus almost exclusively on projects within or contiguous to our branch footprint, focusing on credits with income-producing properties, strong cash flow characteristics and strong collateral profiles. At December 31, 2021, approximately 53% of our commercial real estate loan portfolio consisted of adjustable-rate loans with an average reset of 30 months. Our loan-to-value policy limits are 75% for commercial real estate loans and 80% for multifamily mortgage loans. At December 31, 2021 and 2020, commercial real estate loans totaled $254.9 million and $260.0 million, respectively, of which $2.1 million and $2.8 million, respectively, were secured by owner occupied properties. Included in our commercial real estate loan portfolio are $53.6 million of primarily SRO properties that are reflected as held for sale at December 31, 2021 and were written down to their fair value. On February 27, 2022, the Bank sold substantially all of this same pool of loans to a third-party purchaser. The remainder of our commercial real estate loan portfolio is secured by SROs, hotels and office, industrial, retail, multifamily and mixed-use properties, where 48% of our commercial real estate loans are for multifamily properties. For discussion regarding the risks particular to our commercial real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit—Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operation and financial condition.”

Construction Loans. Our construction loans are comprised primarily of residential construction, commercial construction and mixed-use development loans. Interest reserves are generally established on construction loans. These loans are typically based on the prime rate of interest and have maturities of up to 36 months. Until recently, our loan-to-value policy limits were 80% for commercial construction loans and 65% for land loans, but in December 2020, we reduced these limits to 70% and 40%, respectively. The total construction loan portfolio totaled $106.8 million and $206.6 million at December 31, 2021 and 2020, respectively. For discussion regarding the risks particular to our construction loans, see “Item 1A. Risk Factors—Risks Related to Credit—Our construction loans are subject to a variety of risks that may adversely impact our results of operation and financial condition.” We have stopped actively originating construction loans.

Commercial Lines of Credit. We also offer commercial lines of credit to businesses and individuals for business purposes. These lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and other assets. The total commercial lines of credit portfolio totaled $0.4 million and $6.7 million at December 31, 2021 and 2020, respectively.

Investment Portfolio

As of December 31, 2021, the fair value of our investment portfolio totaled $313.9 million, with an average effective yield of 0.82%, and the estimated duration on the fixed income portion of our investment portfolio (fair value of $308.7 million) is 2.2 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, be responsive to cash needs and assist in managing interest rate risk. As of December 31, 2021, 39% of our investment portfolio consists of U.S. treasuries and agency notes, with the balance in mortgage-backed securities, collateralized mortgage and debt obligations and equity securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity.

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

Deposits

We offer traditional depository products, including checking, savings, money market, IRAs and certificates of deposits, to individuals and businesses throughout our market areas. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to statutory limits. We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We seek to grow our deposits through use of competitive rates, a focused marketing campaign, and multi-product clubs in which we offer varying benefits depending on the overall relationship with the customer. Our bankers are incentivized to acquire and maintain quality, core deposits as we depend on deposits to fund the majority of our loans. Brokered deposits are obtained when needed to build liquidity at favorable rates.

Market Area

The primary markets in which we operate are San Francisco and greater Los Angeles, and our 26-branch network in these areas is our core distribution channel. In addition, we have one branch in New York City and our headquarters branch in Michigan. We strive to take advantage of our core footprint and deep-rooted relationships to target local customers with a diversified product offering. Our local branch network enables us to gather deposits, promote the Sterling brand and customer loyalty, originate loans and other products and maintain relationships with our customers through regular community involvement.

Competition

The financial services industry is highly competitive as we compete for loans, deposits and customer relationships in our market. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans. Within our branch footprint, we primarily face competition from national, regional and other local financial institutions that have established branch networks throughout the San Francisco and Los Angeles areas as well as the New York City market, giving them visible retail presence to customers.

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

In retail banking, we primarily compete with national and local banks that have visible retail presence and personnel in our market areas. The primary factors driving competition in consumer banking are customer service, interest rates, fees charged, branch location and hours of operation and the range of products offered. We compete for deposits by advertising, offering competitive interest rates and seeking to provide a higher level of personal service. We also face competition from non-traditional alternatives to banks such as credit unions, internet-based banks, money centers, money market mutual funds and cash management accounts.

For further discussion regarding the competitive factors and uncertainties impacting our business, see “Item 1A. Risk Factors-Risks Related to Competition.”

HUMAN CAPITAL RESOURCES

Overview

Understanding that our talent is at the heart of our business, we continue to focus on initiatives to recruit and retain high potential and performing employees. Our culture promotes engagement, development and diversity that leads to a positive employee experience. We know that having an engaged workforce contributes significantly to the health and growth of the Company. This allows us to continue to give back to our shareholders, employees, and the communities we serve. As of December 31, 2021, we had 295 full-time and three part-time employees, located predominately in California, Michigan and New York. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe our relations with our employees are good.

Culture and Engagement

Community, service, integrity and employee collaborations are at the core of our culture. We strive to provide a culture that aims to engage and retain the talent of the Bank. We encourage our employees to be involved in their local communities by providing them with paid volunteer time off on a yearly basis. We focus on supporting our employees and strive to provide a work experience and environment that celebrates them and the good they do within our Sterling community. We have repositioned our human capital efforts and expanded the human resources team to provide more support for employees, culture and engagement initiatives.

Diversity, Equity, Inclusion and Belonging

We continue to promote diversity, equity, inclusion and belonging (DEI&B) within our culture and make improvements to our human resources programs to support related initiatives. As of December 31, 2021, 56% of our employees were female, and 44% of our employees were ethnically diverse. In the group of employees at the level of assistant vice president or higher, 64% were female, and 36% were ethnically diverse. Over the past year, we have continued to support and provide diversity training to all employees. We continue with our commitment to providing a workplace that is free of harassment and discrimination by taking proactive measures and providing all employees with non-discrimination and sexual harassment prevention training on an annual basis. The DEI&B initiatives will continue to be supported and promoted to provide all employees a place where they feel welcomed, appreciated and valued.

Talent Acquisition, Retention and Development

It is our goal to attract high potential and retain high performing talent that contribute their knowledge, skills and abilities towards our success. We strive to offer competitive pay, benefits and services to meet the needs of our employees. Compensation and benefits include bonuses and incentives, restricted stock and stock options, health benefits, a 401(k) plan, financial education and counseling, partial tuition reimbursement, wellness initiatives (including programs designed to help our employees meet their health goals) and paid time off. We annually review benefits to ensure that a competitive and valuable benefit package is available to meet the well-being of our employees and their families.

Our ability to retain our customers and develop relationships with them depends on the capabilities and knowledge of our employees. In 2021, we offered employees various amounts of training courses based on department and the skills required to complete their specific job functions. The Bank offered over 50 required training courses and provided access to more than 600 technical and professional development courses that employees may take voluntarily. Our management trainees learn different aspects of the Bank’s business by rotating through various departments. In addition, the Bank identifies high potential and performing employees to mentor and coach for succession planning purposes. It is our goal to invest in the internal talent for development and growth purposes while ensuring the transfer of knowledge for business continuity and to minimize disruption to the Bank’s operations.

Response to the COVID-19 Pandemic

In response to the COVID-19 pandemic, we have provided support to all of our employees, including a transition into work-from-home status without a reduction in salaries or any other benefits during such transition period. Our return to the office protocols have remained fluid based on the changing conditions caused by the COVID-19 variants that emerged throughout 2021. We decided to continue to allow employees whose jobs could be conducted remotely to continue to do so throughout 2021. In addition, we continue to monitor the changing landscape and guide employees through the challenges presented by the COVID-19 pandemic. Our goal is, to the extent possible, to continue to provide the safest working conditions for all employees of the Bank.

SUPERVISION AND REGULATION

General

As a federal savings bank, Sterling Bank is subject to primary examination and regulation by the OCC and, as an insured depository institution, the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sterling Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund (the “DIF”) rather than our shareholders. Sterling Bank also is a member of, and owns stock in, the Federal Home Loan Bank (the “FHLB”) of Indianapolis, which is one of the 11 regional banks in the FHLB system.

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

Finally, we are also subject to the laws and regulations of the State of Michigan, in which our main office is located, and other states in which we do business, including California and New York.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions—for which banking agencies have now issued certain corresponding guidance documents and implementing regulations—include, among other things: (i) creating a new category of qualified mortgages (“QMs”) presumed to satisfy ability-to-repay (“ATR”) requirements of the Consumer Financial Protection Bureau’s (the “CFPB”) ATR/QM rule under Regulation Z for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (the “CBLR”), which is the ratio of Tier 1 capital to average consolidated assets, at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

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

Capital Requirements. As long as we do not elect the CBLR, as discussed further below, federal regulations will continue to require Sterling Bancorp and Sterling Bank to meet several minimum capital standards under the risk-based capital rules implemented by the federal banking agencies pursuant to the Dodd-Frank Act. In the case of Sterling Bank, minimum capital standards include a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets ratio of 8.0%, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0%.

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

After further internal analysis, including evaluation of the results from the Internal Review, and consultation with the OCC regarding the risk weighting requirements set forth under the Basel III capital rules for first-lien residential mortgage exposures, we have determined that a risk-weighting of 100% is appropriate for our Advantage Loan Program loans, and the Bank will begin applying that risk weight category to such loans in our March Call Report. We are applying this approach to all of the Advantage Loan Program loans as a homogeneous pool rather than evaluating each loan individually. Further, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, we will disclose our risk-weighted assets as of March 31, 2022 pursuant to the above determination, and we will disclose our risk-weighted assets as of December 31, 2021 using the same risk-weighting approach for purposes of comparison only. Had we applied the 100% risk weight as of December 31, 2021, the Bank’s total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 20.55% and 19.28%, respectively, and our total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 21.24% and 17.34%, respectively, and we would have remained well capitalized and exceeded all capital buffers for all regulatory purposes.

In addition to establishing the minimum regulatory capital requirements, the capital rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer (“CCB”) consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

In November 2019, the federal banking agencies published a final rule, effective as of January 1, 2020, that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the CBLR framework), as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under prompt corrective action regulations and will not be required to report or calculate risk-based capital.

Sterling Bank has not elected to use the CBLR framework, but may make such an election in the future. As discussed below under the subsection titled “Government and Regulatory Responses to the COVID-19 Pandemic,” Congress and the federal banking agencies, through legislation and subsequent rulemaking initiatives, have provided financial institutions that have been impacted by the COVID-19 pandemic with greater flexibility with which to make CBLR elections.

At December 31, 2021, the Company and the Bank met all regulatory capital requirements to which they are subject.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of December 31, 2021, Sterling Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the QTL test is subject to certain operating restrictions, including a prohibition against dividends, and the Dodd-Frank Act also specifies that failing the QTL test is a violation of law that could result in an enforcement action and dividend limitations. At December 31, 2021, Sterling Bank satisfied the QTL test.

Capital Distributions. Federal regulations impose limitations on capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution under various circumstances, including, for example, if the savings bank’s total capital distributions for the applicable calendar year exceed the sum of its net income for that year to date plus its retained net income for the preceding two years; the savings bank would not be at least adequately capitalized or otherwise would not remain an "eligible savings association" under applicable OCC regulations following the distribution; or the distribution would violate any applicable law, regulation or agreement with, or order or notice approved by, the OCC.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a unitary thrift holding company, such as Sterling Bank, must still file a notice with the FRB at least 30 days before its board of directors declares a dividend or approves a capital distribution. FRB approval is also required for any repurchase of capital stock by a financial institution with over $3 billion in assets, unless an exception applies.

A notice or application related to a capital distribution or share repurchase may be disapproved if:

●	the federal savings bank would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement, or any condition imposed upon the savings bank in an application or notice approved by the OCC.

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

CRA and Fair Lending Laws. Under the CRA, as implemented by federal regulations, all federal savings banks have a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate- income borrowers. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. A savings bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branch expansion or mergers, or in restrictions on its activities. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. All institutions insured by the FDIC must publicly disclose their rating. Sterling Bank received a satisfactory CRA rating in its most recent federal examination.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the CFPB, the Department of Housing and Urban Development (“HUD”) and other regulators. Under the fair lending laws, a lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Pursuant to a Memorandum of Understanding entered into by the DOJ and CFPB, the agencies have agreed to share information and coordinate investigations, and have also generally committed to strengthen their coordination efforts, including in respect of fair lending investigations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The OCC, the FRB and the FDIC have expressed interest in CRA reform, and the OCC has taken certain steps through proposed rulemaking to advance this effort; however, the agencies have not yet agreed upon a common approach to CRA reform and the prospects and timing for any additional rulemaking activity cannot be predicated at this time.

ATR/QM Rules. The CFPB’s ATR/QM rules require, in connection with the origination of residential real estate loans within its scope, that a mortgage lender must make a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. Among other requirements, a creditor must verify the information on which it bases its repayment ability determination by using reasonably reliable, written third-party records. These rules prohibit creditors, such as Sterling Bank, from extending residential real estate loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential real estate loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a residential real estate loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments or a term exceeding 30 years. In addition, to be a QM loan, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency). Our residential real estate loans originated under our TIC program and our former Advantage Loan Program are not QMs, as our underwriting processes for those programs do not follow applicable regulatory guidance required for such qualification; however, our remaining conforming residential real estate loans originated in 2021 were QMs.

On December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict 43 percent debt-to-income threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate (“APR”) does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of seasoned QMs for loans that satisfy a 3-year seasoning period and meet certain other performance requirements. Seasoned loans qualify for a safe harbor under the ATR/QM rule. The mandatory compliance date under the first final rule was July 1, 2021, but subsequently was delayed by the CFPB to October 1, 2022. The second final rule will apply to covered transactions for which institutions receive an application after the compliance date for the first final rule. See “Item 1A. Risk Factors––Risks Related to Our Highly Regulated Industry––The Company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and priorities.”

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Sterling Bank. Sterling Bancorp is an affiliate of Sterling Bank because of its control of Sterling Bank. A subsidiary of a bank that is not also a depository institution or a financial subsidiary under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate to 10% of the bank’s capital stock and surplus. The amount of covered transactions with all affiliates is limited of 20% of the bank’s capital stock and surplus. “Covered transactions” include, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any low-quality asset from an affiliate. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

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

As discussed in greater detail below, the COVID-19 pandemic in the United States has in certain respects impacted Sterling Bank’s operations and its risk management and safety and soundness regulation. For instance, since the onset of the COVID-19 pandemic, the federal banking agencies encouraged banking organizations to work constructively and prudently with borrowers impacted by the pandemic in order to meet the borrowers’ financial needs. Specifically, the agencies, including the OCC, encouraged banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower’s financial condition in an effort to implement a prudent loan workout arrangement. The agencies also stated that they would not criticize a banking organization that implemented prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the COVID-19 pandemic and managed associated risk appropriately in accordance with safety and soundness standards.

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

At December 31, 2021, Sterling Bank was considered well capitalized.

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

On December 15, 2020, the FDIC adopted a final rule substantially amending its brokered deposits regulation. The final rule sought to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of deposit broker; (2) the identification of a number of business relationships in which the agent or nominee of the depositor is not deemed to be a "deposit broker" because the primary purpose of the agent or nominee is not the placement of funds with depository institutions; (3) the establishment of a more transparent application process for entities that seek to rely upon a “primary purpose” exception, but do not qualify as one of the enumerated business relationships to which the exception is deemed to apply; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one bank is not considered a deposit broker.

The final rule took effect on April 1, 2021; however, full compliance with the final rule was not required until January 1, 2022. Under the amended brokered deposits regulation, the range of activities viewed as deposit brokerage has been modified, which could have an impact on the Bank’s deposit premiums, capital and liquidity risk management planning and regulatory monitoring and reporting obligations.

Supervisory Assessments. OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations. The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the OCC. On December 1, 2020, due to increased operating efficiencies, the OCC announced that it will reduce the rates in all fee schedules by 3 percent for the 2021 calendar year. This reduction is in addition to the OCC’s final rule issued on June 22, 2020, which reduced the assessments paid to the OCC on September 30, 2020 in response to the impact of the COVID-19 pandemic. On December 1, 2021, the OCC published its assessment rates for the 2022 calendar year, maintaining the rates from 2021.

Data Privacy and Cybersecurity. Under the privacy protection provisions of the Gramm-Leach-Bliley Act and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

Certain states have adopted cybersecurity and data privacy laws and regulations may expose the Company to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020 and was amended on November 1, 2020 by a ballot initiative titled the California Privacy Rights Act ("CPRA"), gives California residents the right to request access to personal information we have collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. The CPRA both modified the CCPA substantially through amendments that will take effect on January 1, 2023, and created the California Privacy Protection Agency, a government agency with the authority to issue regulations and guidance and to enforce the CCPA. Although the CPRA expanded the scope of the CCPA, it did not alter the CCPA’s exemption for financial institutions with respect to personal information that is protected under the Gramm-Leach-Bliley Act or the Fair Credit Reporting Act, which means the CCPA will not apply to our practices with respect to personal information of customers seeking or obtaining products for personal, family, or household purposes. Although Sterling Bank may enjoy several fairly broad exemptions from the CCPA’s privacy requirements, those exemptions do not extend to the private right of action for a data security breach. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar federal and state data privacy laws and regulations, may require the establishment by Sterling Bank of certain regulatory compliance and risk management controls.

In addition, Congress and federal regulatory agencies may enact similar laws, or promulgate regulations, that could create new individual privacy rights and impose increased obligations on companies handling personal data. On November 23, 2021, the federal banking agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator promptly, and no later than 36 hours after, the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meanings attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which they provide services "as soon as possible" after determining that they have experienced any incident that materially disrupts, degrades, or is reasonably likely to disrupt or degrade, covered services provided to a bank for four or more hours. The final rule will take effect on April 1, 2022, and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.

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

On January 1, 2021, Congress enacted the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. On December 8, 2021, FinCEN issued proposed regulations that would implement the amendments regarding beneficial ownership if adopted as proposed. We expect to incur transition and ongoing costs to comply with the amendments.

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

Climate-Related Regulation and Risk Management. In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles, if adopted as proposed, would not apply to the Bank directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks. For example, the California legislature has considered a bill related to climate-related financial risk for banks and other financial institutes, which would require an annual climate-related risk report. Also, the California legislature has considered a bill that would require publicly-traded domestic companies with an annual revenue of greater than $1 billion that do business in California to disclose their greenhouse gas emissions. Further, in 2019 the New York legislature enacted the Climate Leadership and Community Protection Act (“CLCPA”), which, among other things, aims to reduce carbon emissions over a thirty-year period with the goal of obtaining net zero emissions in New York State. State-level legislative initiatives such as those mentioned above may require us to expend capital to conform to any requirements that apply to us.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance on sound incentive compensation policies that applies to all banking organizations supervised by the agencies (thereby including both Sterling Bancorp and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding “clawbacks” of incentive-based executive compensation.

The FRB will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Sterling Bancorp, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the federal banking agencies’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate its key employees.

Government and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic continues to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by COVID-19.

In response to the COVID-19 pandemic, Congress, through the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and, more recently, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the "Economic Aid Act'), and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. As noted above, the bank regulatory agencies have given adequate flexibility to financial institutions who work with borrowers affected by COVID-19 and indicated that they would not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue to assist those borrowers impacted by COVID-19.

Notable developments include the following.

●	As noted above under “—Federal Banking Regulation—Capital Distributions,” on March 17, 2020, the federal banking agencies issued an interim final rule revising the definition of eligible retained income for banking organizations subject to the capital rules, which later was made permanent through further rulemaking.
●	The CARES Act, enacted on March 27, 2020, was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies, and there were also separate provisions within the legislation that directly impacted financial institutions. Notable provisions of the CARES Act include the following:
o	Financial institutions were permitted to elect to suspend the application of accounting principles generally accepted in the United States (“U.S. GAAP”) to any loan modification related to COVID-19 from treatment as a troubled debt restructuring for the period between March 1, 2020 and December 31, 2020. A financial institution could elect to suspend the application of U.S. GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. The temporary suspension of the application of U.S. GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of the application of U.S. GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend the application of U.S. GAAP is not required to increase its reported troubled debt restructurings at the end of the period of relief, unless the loans require further modification after the expiration of that period.

o	The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions in respect of federally backed mortgage loans, which include loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by the Federal Home Loan Mortgage Corporation (“Freddie Mac,”) or the Federal National Mortgage Association (“Fannie Mae”), are insured by HUD or are insured or guaranteed by other listed agencies. The CARES Act also established a forbearance program for multifamily mortgage loan borrowers whose payments were current as of February 1, 2020 but who subsequently experienced financial hardship as a result of COVID-19. These programs were extended on multiple occasions into late 2021 but have since expired. Similar regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.
o	The CARES Act temporarily set the CBLR at 8% and provided a grace period to banks that fall below that ratio. The federal banking agencies subsequently issued two interim final rules (the "IFRs") to further address the CBLR provisions of the CARES Act. The first IFR provided that, as of the second quarter 2020 and through December 31, 2020, the CBLR would be 8%. A community banking organization with a CBLR of 8% or greater (and that meets other qualifying criteria) could elect to use the CBLR framework during this period. In addition, the IFR established a two-quarter grace period, during which a community banking organization that temporarily fails to meet any of the qualifying criteria, including the 8% CBLR requirement, would still be considered well capitalized as long as it maintains a CBLR of at least 7%. The second IFR provided a gradual transition back to the previously required 9% CBLR. The CBLR was 8.5% for 2021 and reverted to 9% as of January 1, 2022.
●	On April 2, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule on June 23, 2020 that makes it easier for consumers to transition out of financial hardship caused by COVID-19. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. A final rule issued by the CFPB on June 28, 2021 permits servicers to also offer certain COVID-19-related loan modification options based on the evaluation of an incomplete application.
●	On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Plan”) was signed into law. The Rescue Plan primarily is focused on providing direct economic stimulus to individuals and additional financial support to the healthcare system, supply chain infrastructure, state and local governments and school systems.
●	In addition, the governments of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. For example, the New York legislature enacted the COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020, which prevents residential evictions, foreclosure proceedings, credit discrimination and negative credit reporting related to the COVID-19 pandemic.The provisions set forth in that Act subsequently were extended through January 15, 2022. In addition, in California, through a mix of legislation and executive orders, various restrictions on mortgage foreclosures and tenant evictions were imposed at the state and local levels, most of which have expired.

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

Federal Home Loan Bank System

Sterling Bank is a member of the FHLB system, which consists of 11 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Sterling Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis and was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the FHLB of Indianapolis, the stock has no quoted market value and is carried at cost. Sterling Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Indianapolis stock. As of December 31, 2021, no impairment has been recognized.

Business Continuity Management

The Company is required to implement and maintain business continuity and disaster recovery plans to ensure its resilience and continued operations in the event of significant business disruptions related to cybersecurity events, natural disasters and other potentially catastrophic events. Such plans are intended to be aligned with banking organizations’ risk profiles and roles within the overall financial services sector. Plans must contain proactive measures to safeguard banking organizations’ employees, customers and products and establish response procedures in the event of significant business disruptions.The Federal Financial Institution Examination Council (the “FFIEC”) (comprising the FRB, the FDIC, the OCC, the National Credit Union Administration and the CFPB) updated its business continuity planning guidance in response to the COVID-19 pandemic to include additional considerations related to pandemic planning. The guidance identifies actions beyond a traditional business continuity planning that should be taken to address certain unique challenges posed by pandemics. Specifically, a financial institution's planning should provide for, among other things; a preventative program (including monitoring of potential outbreaks, educating employees, providing appropriate hygiene training and tools, and coordinating with critical service providers); a documented strategy that provides for scaling the institution's pandemic efforts to be consistent with the effects of a particular stage of a pandemic outbreak; a comprehensive framework of facilities, systems, or procedures that provide the firm with the capability to continue critical operations during prolonged staff shortages; and a testing program to ensure that the planning practices and capabilities are effective and will allow critical operations to continue.

LIBOR Discontinuation

The Company has entered into certain financial contracts that utilize the soon-to-be-discontinued LIBOR. On July 1, 2020, the FFIEC published guidance for financial institutions on the supervisory, risk management and planning considerations relating to the transition away from LIBOR as a reference rate for a variety of financial contracts. On November 30, 2020, the federal banking agencies published a joint statement on the LIBOR transition in which the agencies expressed their view that any financial institution which enters into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. Accordingly, the banking agencies encouraged institutions to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The joint statement also provided that financial contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. In accordance with recent developments and the interagency guidance described above, the Bank has ceased using LIBOR for new originations on March 8, 2021 and began originating U.S. Treasury rate based loans thereafter; however, the Company’s adjustable-rate loan products that are LIBOR-indexed currently continue to reset based on LIBOR. On April 6, 2021, legislation was adopted in New York State that provides for the use of a statutory replacement for USD LIBOR in certain New York law legacy contracts. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which, among other things, provides for the use of interest rates based on the Secured Overnight Financing Rate (“SOFR”) in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. Pursuant to the new federal legislation as well as the New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the Company’s subordinated notes and our LIBOR-based loans will bear interest at a rate based on SOFR.

Holding Company Regulation

Sterling Bancorp is a unitary thrift holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Sterling Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Sterling Bancorp.

As a unitary thrift holding company, Sterling Bancorp’s activities are limited to those activities permissible by law for financial holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "BHCA"), insurance and underwriting equity securities.

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

In order for Sterling Bancorp to be regulated as a unitary thrift holding company by the FRB, rather than as a bank holding company, Sterling Bank must qualify as a QTL under federal regulations or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12-month period. At December 31, 2021, Sterling Bank maintained 77% of its portfolio assets in qualified thrift investments and was in compliance with the QTL requirement.

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

Effective as of September 30, 2020, the FRB adopted a final rule for control and divestiture proceedings under the BHCA and the HOLA. The final rule does not apply to control determinations under the Change in Bank Control Act, Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W or Regulation O. Under the final rule, control determinations are to be made according to a more rules-based methodology. Presumptions of control generally are based on ownership of voting equity and total equity in a company, director representation and ability to elect directors, director and management interlocks, contractual rights to determine management or operational decisions, and business relationships. The final rule establishes a general three-prong test for determining whether a company controls a bank or savings association. Pursuant to this test, a company controls another company if the first company, directly or indirectly or acting through one or more other persons, (i) owns, controls or has power to vote 25% or more of any class of voting securities of the second company, (ii) controls in any manner the election of a majority of the directors of the other company, or (iii) based on the facts and circumstances of the investment, directly or indirectly exercises a controlling influence over the management or policies of the other company.

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

The final rule has had, and will likely continue to have, a meaningful impact on control determinations related to investments in banking institutions and bank holding companies and investments by bank holding companies in nonbank companies implicating the BHCA or HOLA.

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

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as say-on-pay votes) or executive compensation payable in connection with a merger (more frequently referred to as say-on-golden parachute votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Sterling Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a non-emerging growth public company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates). We expect to lose our emerging growth company status on December 31, 2022.

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

The misconduct of employees discovered during the Internal Review has resulted in a material adverse impact on our business and results of operations through significant expenditures on third parties and the expenditure of significant internal resources for the conduct of the Internal Review, damage to our reputation, termination of a core part of our operating model and a number of additional material risks identified in the Risk Factors set forth below.

Pending government investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences that could adversely affect our financial condition and future operating results.

The Bank is currently under formal investigation by the OCC relating primarily to certain aspects of its BSA/AML compliance program as well as the Bank’s credit administration, including its Advantage Loan Program. The Bank also has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation that is focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. During 2021, the DOJ charged by criminal information the former managing director of residential lending and senior loan officer of the Bank and two other former loan officers with conspiracy to commit bank and wire fraud in connection with the Advantage Loan Program, and each individual has pled guilty to that charge. The criminal information and plea agreement with respect to the former managing director of residential lending asserts that the individual acted with the knowledge and encouragement of certain former members of senior management. In addition, the Company is responding to a formal investigation initiated by the SEC in the first quarter of 2021. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Bank and the Company are fully cooperating with these government investigations. The outcome of the pending government investigations is uncertain. There can be no assurance (i) that we will not incur material losses due to damages, penalties, costs and/or expenses imposed on the Company as a result of such investigations, (ii) that the liability we have established will be sufficient to cover such losses or (iii) that such losses will not materially exceed such liabilities and have a material adverse effect on our future operations, financial condition, growth or results of operations or other aspects of our business. Adverse findings in any of these investigations could also result in additional regulatory scrutiny, constraints on the Bank’s business or other formal enforcement action. Such adverse findings could also have collateral consequences for the Company and the Bank, such as creating breaches of representation in certain third party agreements and loss of eligibility to participate in certain government programs and programs of government sponsored entities. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business. In addition, management’s time and resources have been and will continue to be diverted to address the investigations and any related litigation, and we have incurred, and expect to continue to incur, significant legal and other costs and expenses in our defense of the investigations.

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

The Bank has incurred significant costs in its efforts to comply with the OCC Agreement and its BSA/AML compliance obligations. Additional expenses and investments have been incurred as the Bank has expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to comply with the OCC Agreement and to strengthen and support the BSA/AML compliance program, as well as the Bank’s broader compliance and risk management infrastructures. The costs, expenses and capital investments associated with all of these efforts, including in connection with the OCC Agreement, have had an adverse effect on the Bank’s results of operations and is expected to continue to have a material adverse effect on the Bank’s results of operations.

The Internal Review has revealed instances of the Bank’s failure to comply with federal regulations governing the origination of residential real estate loans, including rules governing the verification of a borrower’s ability to repay a loan.

Among the many federal regulations with which we must comply in connection with the origination of residential real estate loans are rules issued by the CFPB that require, for loans within its scope, that a mortgage lender must make a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. Among other requirements, a creditor must verify the information on which it bases its repayment ability determination by using reasonably reliable, written third-party records. The rule also provides that loans that meet a QM definition will be presumed to have complied with the ATR standard. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—ATR/QM Rules” for additional details regarding these ATR/QM rules and their effects on our business, as well as recent, related regulatory developments.

Our residential real estate loans originated under our former Advantage Loan Program are not QMs, as our underwriting processes for this program did not follow applicable regulatory guidance required for such qualification. The Internal Review has identified numerous instances of noncompliance with the income verification requirements under the ATR/QM rules. We could be subject to statutory claims for violations of the ATR standard, as well as other laws and regulations governing the origination of residential real estate loans. Any such claims could materially and adversely affect our business, results of operations or financial condition.

We may incur future losses in connection with certain representations and warranties we have made with respect to residential mortgages originated under our Advantage Loan Program, as well as other residential mortgages, that we have sold into the secondary market.

From time to time, we package residential mortgages for sale into the secondary market while retaining the servicing rights with respect to such loans. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. A substantial portion of these loans were sold to the secondary market at a slight premium to their principal balances, and, as a result, we are required to repurchase such loans at that same premium. In the past two years, we have successfully repurchased Advantage Loan Program loans with an aggregate principal balance of $243.5 million, at an aggregate loss of $6.2 million, which has been recorded against the mortgage repurchase liability. We currently have outstanding commitments to repurchase Advantage Loan Program loans with an aggregate principal balance of $73.0 million as of December 31, 2021 over the next 18 months. We anticipate these repurchases, if completed, will also be at a loss and there can be no assurance as to the extent of any further repurchases we may complete as a result of our repurchase offers or that the liability we have previously established with respect to such repurchase risk will be sufficient to cover potential losses we may incur in connection with such repurchases. Accordingly, it is possible that additional requests to repurchase loans could occur in the future, and such requests may have a negative financial impact on us.

Risks Related to the COVID-19 Pandemic

The economic disruptions created by the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and results of operations.

The COVID-19 pandemic continues to create extensive disruptions to U.S. and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. In many locations throughout the United States, the spread of COVID-19 decreased substantially throughout the spring and summer of 2021, and, as a result, certain activity restrictions were lifted in whole or in part. However, due in large part to the increased spread of new, more transmissible coronavirus variants, the number of individuals diagnosed with COVID-19 has increased substantially at the end of 2021 and early 2022.

The widespread availability of multiple COVID-19 vaccines and corresponding rates of vaccination generally have been effective in curtailing rates of infection in many parts of the United States, mitigating many of the adverse social and economic effects of the pandemic. COVID-19 vaccinations have continued to increase, including as a result of the approval of vaccine boosters, access to the vaccine for school-aged children, and the implementation of vaccine requirements by certain public sector and private sector employers. However, there remains significant resistance to vaccination in certain geographies and among certain groupings of people. Additionally, regulators have approved oral antiviral treatment pills, which have proven effective in reducing severe illness from COVID-19. Variant strains of the COVID-19 virus have appeared, notably the “delta” and “omicron” variants, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic. The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic. Accordingly, the pandemic, and related efforts to contain it, continue to disrupt global economic activity and functioning of the financial markets, impact interest rates and monetary policy decisions, increase economic and market uncertainty, and disrupt trade and supply chains. The COVID-19 pandemic continues to rapidly evolve, and the ongoing impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic. While there have been trillions of dollars in economic stimulus packages initiated by the FRB and the federal government, in efforts to counteract the significant economic disruptions resulting from the COVID-19 pandemic, some of which have expired or are due to expire in 2022, additional governmental stimulus and related interventions may be needed. There can be no assurance that any such additional stimulus will be forthcoming or that the previous stimulus packages will have been sufficient to counteract the adverse economic impact of the pandemic. Accordingly, the Company will continue to be operating under uncertain economic conditions.

Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry. Although we do not have a material concentration in the restaurant and retail industries, at December 31, 2021, we had $14.2 million of loans secured by SROs and hotels in our commercial real estate loan portfolio. In addition, the spread of COVID-19 also has caused us to modify our business practices, including curtailing employee travel, changing employee work locations and cancelling physical participation in meetings, events and conferences. We have many employees working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Our ability to attract and retain employees may also be affected by the COVID-19 pandemic, including changing workforce concerns, expectations, practices and preferences (including remote work), and increasing labor shortages and competition for labor, which could increase labor costs. Our goal is, to the extent possible, to continue to provide the safest working conditions for all employees of the Bank.

Our loan portfolio has been significantly affected by the economic disruptions resulting from the COVID-19 pandemic, which contributed to our loan losses and delinquencies increasing in 2020, and we may need to increase our allowance for loan losses.

The economic disruptions related to the COVID-19 pandemic have resulted in a significant increase in delinquencies and loans on nonaccrual status across our commercial real estate loan, construction loan and residential real estate loan portfolios as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. The unemployment rate has improved in recent months from the 14.7% national unemployment rate observed in April 2020 to the 3.8% observed as of February 2022; however, disruptions in the labor markets caused by or relating to the pandemic, the Great Resignation (where record numbers of Americans quit their jobs during the second half of 2021) and associated fluctuations in rates of employment may have a significant adverse impact on the ability of our residential and multi-family borrowers to repay their loans. In addition, as of December 31, 2021, our commercial real estate loan portfolio includes loans secured by SROs, hotels, retail properties and offices totaling $201.2 million, representing 10% of total loans, including $14.2 million of loans secured by SROs and hotels. According to data from an independent real estate services firm, the office vacancy rate in San Francisco rose 3.2 percentage points from the fourth quarter of 2020, to 19.9% in the fourth quarter of 2021, partially as a result of changes in work patterns caused by the COVID-19 pandemic. In addition, operating cash flows from tenants have decreased as a result of the COVID-19 pandemic, and decreased travel as a result of the COVID-19 pandemic has affected our SRO borrowers by reducing demand from tourists for travel accommodations in San Francisco.

As a result of our evaluation of the current and expected impacts of the COVID-19 pandemic on the economy and our loan portfolio, we may continue to experience similar loan losses and delinquencies in the current environment. Although our allowance for loan losses decreased by $15.9 million to $56.5 million at December 31, 2021, compared to $72.4 million at December 31, 2020, this decrease is primarily due to the reduction in our total loan portfolio, and our allowance for loan losses as a percentage of total loans at December 31, 2021 was 2.81% compared to 2.89% at December 31, 2020. As the economic disruptions resulting from the COVID-19 pandemic continue and there are no assurances as to how long it will be before the COVID-19 pandemic abates and economic activity can begin to resume to pre-COVID-19 pandemic levels, we may need to increase our allowance for loan losses in future periods. Risks related to the COVID-19 pandemic are in addition to the credit risks to our portfolio set forth under “—Risks Related to Credit.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Allowance for Loan Losses” for further discussion regarding the impact of the COVID-19 pandemic on our allowance for loan losses, including that on our qualitative factors comprising our allowance for loan losses.

The expiration of governmental and regulatory actions intended to mitigate the impact of the COVID-19 pandemic could result in a material decline in our net income.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (for example, waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to work constructively with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Many of these governmental and regulatory actions have expired or are set to decrease or expire in 2022. These actions consisted of eviction moratoria, loan repayment forbearances and other subsidies. Specifically, the federal eviction moratorium ended in August 2021; the California legislature responded by enacting some statewide eviction protections (which are in some cases supplemented by local ordinances), while the New York legislature extended the state’s eviction moratorium until January 2022. Similarly, the Bank terminated its loan forbearance program in July 2021. We do not yet know what the impact of the discontinuation or mitigation of these actions will be on our customers and their ability to repay loans; however, should the expiration or decrease of such regulatory actions adversely affect our customers’ ability to repay loans, then such may also adversely affect our net income or operating results. See “Item 1. Business—Supervision and Regulation—Government and Regulatory Responses to the COVID-19 Pandemic” for further discussion of the status of the regulatory actions taken in response to the COVID-19 pandemic.

Beginning in the fourth quarter of 2021 and continuing into early 2022, the “omicron” variant of the coronavirus has spread substantially and rapidly throughout the United States and globally. As a result, social and economic activity has been disrupted in many parts of the country. In response, members of Congress have begun to evaluate the prospects of approving additional stimulus payments, principally for businesses that have been most impacted by the recent increase in COVID-19 infections; however, the prospects and timing for any additional COVID-19 relief measures are not clear at this time.

Risks Related to the Economy and Financial Markets

As a business operating in the financial services industry, our business, financial condition and results of operations may be adversely affected in numerous and complex ways by weak economic conditions and fiscal and monetary policies and regulations of the federal government and the FRB.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation or elevated inflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed or inflated prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive net income through our investment portfolio, as well as elevated inflation, supply chain disruptions, a sensitive and evolving labor market and market volatility resulting from the recent military invasion of Ukraine by Russian forces, including the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Notably, our net income and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the federal discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. The FRB has announced it will be reducing the pace of its open market purchases as well as monitoring interest rates in light of elevated inflation, labor market conditions and public health considerations, among other things. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our customer activity is affected by changes in the state of the general economy and the financial markets, a slowdown or downturn of which could adversely affect demand for our loan services and our results of operations.

Our customer activity is intrinsically linked to the health of the economy generally and of the financial markets specifically. In addition to the economic factors discussed above, a downturn in the real estate or commercial markets generally, which might occur as a result of, among other things, an increase in unemployment, further disruptions to the supply chain, a decrease in real estate values or a slowdown in housing demand, could cause our customers and potential customers to exit the market for real estate or commercial loans. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our residential and commercial loan services. If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our debt obligations, could be materially adversely affected.

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

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017 resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate. During 2021, Congress debated various proposals for increases in the corporate tax rate and possible surcharges on corporate share repurchases as part of the funding for various spending initiatives. Any such increase in the corporate tax rate or surcharges would adversely affect our results of operations in future periods.

In addition, the Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the U.S. Tax Cuts and Jobs Act of 2017 and other future changes in tax law and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

Risks Related to Credit

Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.

Our loan portfolio includes primarily real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing. Significant ongoing financial risk continues to affect economic conditions in the United States as a whole and in the markets that we serve. The OCC recently reported that although U.S. economic activity was strong throughout much of 2021 and banks remain in strong condition with sound capital and liquidity levels and financial market conditions are favorable, U.S. economic activity is expected to moderate in 2022 due to factors including elevated levels of inflation and the corresponding upward pressure on interest rates, high levels of commercial debt and uncertainty in both the commercial and residential real estate markets. As a result, we could experience higher delinquencies and loan charge offs, as well as nonaccrual loans and troubled debt restructurings, which would reduce our net income and adversely affect our financial condition. In addition, a decline in real estate values as a result of adverse developments in the markets we serve could reduce the value of the real estate collateral securing our real estate loans, which could cause some of our real estate loans to be inadequately collateralized or affect our ability to sell such collateral upon foreclosure without a loss or additional losses. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our net income and adversely affect our financial condition.

Our concentration in residential real estate loans exposes us to risks.

At December 31, 2021 and 2020, one-to-four family residential real estate loans amounted to $1.7 billion and $2.1 billion, or 83% and 81%, respectively, of our total gross loans, and we intend to continue this type of lending in the foreseeable future. Our nonperforming residential real estate loans increased from $20.8 million at December 31, 2020 to $45.7 million at December 31, 2021. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. For example, in our residential lending markets in California, the current unemployment rate is higher than the national average. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of an economic downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Such declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a risk of loss if we sought to recover on defaulted loans by selling the real estate collateral.

Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operation and financial condition.

At December 31, 2021, our commercial real estate loans totaled $254.9 million, or 12% of our total gross loans. Commercial real estate loans generally have more risk than residential real estate loans and generally have a larger average size compared to other types of loans, so losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations or other events not under the control of the borrower. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Our construction loans are subject to a variety of risks that may adversely impact our results of operation and financial condition.

At December 31, 2021, our construction loans totaled $106.8 million, or 5% of our total gross loans. In addition to the risks generally applicable to commercial real estate loans, the risks inherent in construction lending include, among other things, the possibility that contractors may fail to complete—or complete on an untimely basis—construction of the relevant properties, substantial cost overruns in excess of original estimates and financing, market deterioration during construction and lack of permanent take-out financing of presold properties. Loans secured by such properties also involve additional risk because of the relatively limited operating history available for them. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow or sale proceeds to be generated by the completed project. To compete for construction loans, in prior years we generally originated loans where the borrowers’ relative investment and value-at-risk in an underlying construction project were either at our policy limits for such exposures or constituted approved exceptions to these limits. As a result, changes in the expected value of a completed project may reduce those borrowers’ economic incentives to complete a delayed construction project expediently. With many commercial construction projects requiring an extended time to market in the current COVID-19 environment, some of our borrowers have exhausted their liquidity. While we seek personal or affiliate guarantees for construction loans to provide alternative sources of repayment in the event that a project underperforms or fails to be completed, our assessments of guarantors’ financial capacity to support repayment of these loans in light of their other commitments may not be correct, and guarantors’ wealth and liquidity may be correlated with borrowers’ business or economic conditions generally, which could make these guarantees less valuable as loan collateral when most needed.

A substantial majority of our loans and operations are in California, and therefore our business is particularly vulnerable to a downturn in the local economies in which we operate.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco and Los Angeles areas. As of December 31, 2021, 85% of our loan portfolio was based in California with concentrations in the San Francisco and Los Angeles areas of 54% and 31%, respectively. If the local economies, and particularly local real estate markets, decline, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Notably, the COVID-19 pandemic has had, and likely will continue to have, a significant effect on the California real estate market. In response to this crisis, California lawmakers have made funds available to borrowers in need of mortgage relief who have experienced a COVID-19-related financial hardship. Similarly, catastrophic natural events such as earthquakes or wildfires could have a disproportionate effect on our financial condition. As a result of this lack of geographic diversification in our loan portfolio, a downturn in the local economies generally and in real estate markets specifically could significantly reduce our profitability and growth and have a material adverse effect on our financial condition.

Our allowance for loan losses may not be sufficient to cover losses in our loan portfolio, and any resulting increase in our allowance for loan losses or loan charge offs could decrease our net income.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. In determining the amount of the allowance for loan losses, management periodically assesses various quantitative and qualitative factors affecting the loan portfolio. The determination of the appropriate level of allowance for loan losses is subject to various assumptions and judgments and requires us to make significant estimates of current credit risks and the collectability of loans, the value of real estate and other assets serving as collateral for the repayment of loans and future trends, all of which are subject to material changes. If our assumptions and estimates prove to be incorrect, the allowance for loan losses may not cover incurred losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance for loan losses would materially decrease net income. Nonperforming loans may increase, and nonperforming or delinquent loans may adversely affect future performance. In addition, federal regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge offs. Any significant increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

The Financial Accounting Standards Board has issued an accounting standard update that will significantly change how we account for current expected credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss model for recognizing credit losses with an expected loss model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the current incurred loss model, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and may require us to significantly increase our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. We are currently evaluating the impact the CECL model will have on our accounting. At this time, a cross-functional implementation team consisting of individuals from accounting, finance, servicing and information systems is working with the Bank’s loan system vendor, and they have developed an application to create credit loss estimation models and processes. The historical data set for model development has been finalized, and the credit loss estimation models have been developed and tested. Once the credit loss estimation models are finalized, the Bank will run the new credit loss estimation models in parallel with the current allowance for loan losses model to understand the differences in the models and assess the impact of the change. We expect to recognize an adjustment to our allowance for loan losses and a cumulative-effect adjustment to retained earnings as of January 1, 2023, the beginning of the first reporting period in which the new standard is effective. We have not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

As a federal savings bank, Sterling Bank must satisfy the QTL test. Under the QTL test, Sterling Bank is required to maintain at least 65% of its portfolio assets (that is, total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain qualified thrift investments (primarily mortgage loans secured by one-to-four family and multifamily residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. A savings association that fails the QTL test immediately will be prohibited from: (1) making any new investment or engaging in any new activity not permissible for a national bank, (2) paying dividends, unless such payment would be permissible for a national bank, is necessary to meet the obligations of a company that controls the savings association, and is specifically approved by the OCC and the FRB, and (3) establishing any new branch office in a location not permissible for a national bank in the association’s home state. A savings association that fails to meet the QTL test is deemed to have violated the Home Owners’ Loan Act and, as discussed further below, may be subject to OCC enforcement action. In addition, if a savings association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank.

The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, Sterling Bank satisfied the QTL test. However, if our commercial portfolio continues to grow and we are unable to replace the lost residential loan production resulting from the permanent discontinuation of our Advantage Loan Program, we may fail to maintain our QTL status in future periods. In such event, we could be forced to buy mortgage-backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting the Bank’s savings bank charter to a commercial bank charter. Absent such strategies, if we fail to satisfy the QTL test, we could become subject to regulatory enforcement actions and our ability to pay dividends may be severely restricted.

The Dodd-Frank Act may continue to affect our business, governance structure, financial condition or results of operations.

The Dodd-Frank Act, among other things, imposed new capital requirements on thrift holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act also established the CFPB as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Company. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

We are subject to stringent capital requirements.

We are subject to the regulatory capital rules implemented by the U.S. federal banking agencies in accordance with Basel III regulatory capital reforms and the Dodd-Frank Act. The regulatory capital rules are generally applicable to all U.S. banks as well as to unitary thrift holding companies with assets over $1 billion, such as the Company. The regulatory capital rules establish minimum regulatory capital ratios, including a common equity Tier 1 capital ratio, and require maintenance of a CCB. The rules prescribe criteria that capital instruments must meet in order to be considered additional Tier 1 and Tier 2 capital for the purposes of the above requirements.

In order to be a well capitalized depository institution under the regulatory capital rules, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a CCB consisting of common equity Tier 1 capital. Further, qualifying community banking organizations may elect to utilize the CBLR framework, which provides a simplified measure of capital adequacy. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposures and trading assets and liabilities. The Bank is eligible to utilize the CBLR framework but has not yet determined to do so.

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

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner.

Democrats assumed control of the U.S. House of Representatives and the U.S. Senate in 2021, albeit with a Senate majority found only in the tie-breaking vote of Vice President Kamala Harris. With control of the White House and both chambers of Congress, Democrats are now able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry, which includes Sterling Bancorp and the Bank. Congressional committees with jurisdiction over the financial services sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social and Governance or “ESG” matters, improving competition in the banking sector and increasing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets and overseeing the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation under the current Congress are unclear at this time.

Moreover, the turnover of the Administration has resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies on the FRB, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including Sterling Bancorp and the Bank, cannot be predicted at this time.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. All institutions insured by the FDIC must publicly disclose their rating. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the CFPB, HUD and other regulators. Under the fair lending laws, we may be liable if our policies result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers and may also be subject to investigation by the DOJ. A successful challenge to our institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy (the “Executive Order”). Among other initiatives, the Executive Order (i) encourages the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act of 1956, as amended, and the Bank Merger Act and, within 180 days of the date of the Executive Order, adopt a plan for revitalization of such practices; and (ii) directs the CFPB to commence or continue a rulemaking to facilitate the portability of consumer financial transaction data for the purpose of providing consumers with greater flexibility in switching financial institutions and using innovative financial products. In addition, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. Any enhanced regulatory scrutiny of bank mergers and acquisitions and the revision of the framework for merger application review may adversely affect the marketplace for such transactions. Any such enhanced scrutiny or new rules that possibly limit the size of financial institutions may adversely impact certain strategic alternatives that may be available to us, including possibly combining with a larger financial institution.

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

In addition, we believe that we have historically faced less competition for customers of our former Advantage Loan Program compared to the competition we face in the market for QMs. Due to the permanent discontinuation of the Advantage Loan Program, we may face significant pricing pressure and may experience a negative effect on our net interest margin. Should competition over the type of loans we underwrite increase, our profitability could be materially and adversely affected.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks.

Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries and the ability to engage in transactions across multiple jurisdictions are appealing to certain consumers, notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present, are not subject to the extensive regulation as banking organizations and other financial institutions—have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income and the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We are a community bank, and our reputation is critical to the success of our business but may continue to be affected by negative publicity.

We are a community bank, and our reputation is one of the most valuable components of our business. Recent negative publicity regarding the Advantage Loan Program has caused substantial damage to our reputation in the communities we serve and the outcome of the pending government investigations may further damage our reputation. Significant harm to our reputation can arise from various other sources, including officer, director or employee misconduct; actual or perceived unethical behavior; conflicts of interest; security breaches; litigation or regulatory outcomes; compensation practices; failing to deliver minimum or required standards of service and quality; failing to address customer and agency complaints; compliance failures; unauthorized release of personal, proprietary or confidential information due to cyberattacks or otherwise; perception of our environmental, social and governance practices and disclosures; and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by institutions or individuals in the industry also can adversely affect our reputation indirectly, by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operation and financial condition.

We must keep pace with technological change to remain competitive and introduce new products and services.

Financial products and services have become increasingly technologically driven. Our ability to meet the needs of our customers competitively and introduce new products in a cost-efficient manner is dependent on the ability to keep pace with technological advances, to invest in new technology as it becomes available, and to obtain and maintain related essential personnel. Many of our competitors have already implemented critical technologies and have greater resources to invest in technology than we do and may be better equipped to market new technologically driven products and services. In addition, we may not have the same ability to rapidly respond to technological innovations as our competitors do. Furthermore, the introduction of new technologies and products by financial technology companies and financial technology platforms, including the potential utilization of blockchain technology to provide alternative high speed payment systems, may adversely affect our ability to obtain new customers and successfully grow our business. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In July 2018, the OCC announced that it will begin accepting applications from financial technology companies to become special purpose national banks. Although the OCC’s authority to issue special purpose bank charters to nonbank financial technology companies continues to be subject to ongoing litigation, similar developments are likely to result in even greater competition within all areas of our operations. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for residential mortgage and other loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce our net interest margin and create financial risk for financial institutions like ours. Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the mortgage loan or the underlying mortgages of the mortgage-backed security were originated, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are the prevailing market interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. In a rising interest rate environment, prepayment rates tend to decrease and, therefore, the yield earned on our existing mortgage-related assets will remain constant instead of increasing. This would adversely affect our net interest margin and, therefore, our net interest income.

The interest we earn on our assets is primarily from our residential real estate loans, which comprises 83% of our total gross loans at December 31, 2021 and 77% of the interest earned from all of our interest-earning assets for the year ended December 31, 2021.

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years; however, across our loan portfolio, interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. At December 31, 2021, 99% of our residential real estate loan portfolio and 94% of our total loan portfolio were adjustable-rate loans. To that end, 62% of our adjustable-rate residential real estate loans’ repricing dates are currently scheduled to occur within the next 12 months, 35% within the next 60 months, and 3% thereafter. That is, in addition to the risk that the demand for residential mortgage and other loans may be reduced in an environment where interest rates are rising, our existing loan portfolio may be locked into an interest rate that is less than the prevailing market rates in an increasing interest rate environment. This likewise creates reinvestment risk, as we may not be able to originate new loans fast enough for our entire loan portfolio to keep up with prevailing interest rates and we are not yet able to offer new loan products to the market with interest rate terms more favorable to us, as we remain subject to the OCC Agreement. To help address the impact of the COVID-19 pandemic on the economy and financial markets, in March 2020 the Federal Open Market Committee (“FOMC”) reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year Treasury notes declined to historic lows. In January 2022, the FOMC announced that it will be slowing down its relief programs, including reducing the pace of its bond purchases, and that it expects that it may soon be appropriate to raise the target range for the federal funds rate in light of elevated inflation and the strong labor market, though still acknowledging that the path of the economy continues to depend on the course of the COVID-19 virus.

Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume and our overall results. We expect the operating environment to remain very challenging as the FRB continues to focus their efforts on the economy. We cannot predict future FRB actions or other factors that will cause rates to change. If we were to experience a rising interest rate environment where our cost of funds increased faster than the yields on our loan portfolio, it may adversely affect our net interest income, net interest spread and net interest margin, and may cause us to change our operating leverage model or portfolio mix to compensate. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Such changes in interest rates could materially and adversely affect our results of operations and overall profitability.

Increasing interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.

Over the past several years, the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. After steadily increasing the target federal funds rate in 2017 and 2018, the FRB in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, decreased the target federal funds rate by an additional 150 basis points to a range of 0.0% to 0.25% as of March 31, 2020. However, in light of elevated inflation and a strong labor market, the FOMC indicated it would be slowing down its relief programs and that it expects to raise the target range for the federal funds rate. If the FRB increases the target federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. If we were to experience a rising interest rate environment where our cost of funds increased faster than the yields on our loan portfolio, it may adversely affect our net interest income, net interest spread and net interest margin, and may cause us to change our operating leverage model or portfolio mix to compensate.

Uncertainty relating to the LIBOR discontinuation and replacement may adversely affect our results of operations.

LIBOR has historically been the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR permanently ceased to publish most LIBOR settings on January 1, 2022 and will cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA stopped persuading, or compelling, banks to submit to LIBOR after 2021. To that end, the FRB, the OCC and the FDIC encouraged banks to cease entering into new contracts that reference LIBOR by December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts.

On April 6, 2021, legislation was adopted in New York State that provides for the use of a statutory replacement for USD LIBOR in certain New York law legacy contracts. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. The Alternative Reference Rates Committee (“ARRC”), a group of private-market participants convened by the FRB and the Federal Reserve Bank of New York (the “FRBNY”) to help ensure a successful transition from LIBOR, also selected the SOFR as an alternative to LIBOR.

The FRBNY has published SOFR since May 2018, which is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral U.S. Treasury repurchase agreement transactions cleared through the delivery-versus-payment service offered by the Fixed Income Clearing Corporation, a subsidiary of the Depository Trust & Clearing Corporation. The FRBNY currently publishes SOFR daily on its website at https://apps.newyorkfed.org/markets/autorates/sofr and states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice.

Pursuant to the federal and New York State legislation, we have determined that our LIBOR-based loans and outstanding subordinated notes will convert to SOFR-based rates. We ceased originating loans referencing LIBOR on March 8, 2021 and began originating U.S. Treasury rate based loans thereafter; however, our adjustable-rate loan products that are LIBOR-indexed currently continue to reset based on LIBOR. In addition, we have established a LIBOR Review Committee to review the risks associated with its LIBOR transition, including reviewing the Bank’s loan portfolios for contract remediation and is preparing the Bank’s operational readiness to support rate fallback and conversion mechanisms across all loans that currently reference LIBOR, as applicable.

There can be no assurances as to whether other market participants will adopt SOFR or what the relevant spread adjustments that the FRB may select for financial instruments that are currently referencing LIBOR will be. The discontinuation of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to us and the industry.

Because SOFR is published by the FRBNY based on data received from other sources, the Bank has no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions.

There is no assurance that SOFR-based rates will be sufficient to produce the economic equivalent of LIBOR, either at the replacement date or over the life of the applicable financial instrument. Further, if SOFR-based rates have not achieved sufficient market acceptance when the publication of the principal tenors of LIBOR is discontinued, or if market participants have not otherwise implemented effective transitional arrangements to address that discontinuation, widespread dislocation in the financial markets, volatility in the pricing of securities and other financial instruments, and the suppression of capital markets activity may ensue. In addition, financial instruments referencing SOFR may have additional legal, financial, tax, operational, market, compliance, reputational, competitive or other risks to us, our customers and other market participants. To that end, banking regulators in the U.S. have increased regulatory scrutiny and intensified supervisory focus of financial institution LIBOR transition plans, preparations and readiness, which may result in a regulatory action, litigation or the need to change the products we offer.

The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:

●	adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
●	adversely affect the value of our floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;
●	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with SOFR;
●	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
●	require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on SOFR.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to SOFR-based rates. We cannot reasonably estimate the expected cost.

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits such as money market funds, we will lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. In addition, should secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to the remaining portion of such outstanding loans, the cash required to fund these repurchases will reduce our excess liquidity. Moreover, depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. In the event such restrictions on interest rates paid on deposits become applicable to us, we will likely need to reduce our interest rates paid on a large segment of our deposits, which could result in significant deposit withdrawals. In addition, as of December 31, 2021, approximately 19% of our total deposits are not FDIC-insured, and a significant portion of those deposits could be withdrawn in the event of volatile economic conditions. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

Other primary sources of funds consist of cash flows from operations and sales of investment securities, and proceeds from the issuance and sale of our equity securities. Additional liquidity is provided by our ability to borrow from the FHLB of Indianapolis or our ability to sell portions of our loan portfolio. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the ability to sell mortgage portfolios as a result of a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

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

We rely in part on advances from the FHLB and brokered deposits to fund our operations. Although we consider such sources of funds adequate for our current needs, we may need to seek additional debt or equity capital in the future to restore capital that may be depleted due to losses related to adverse results from government investigations and ligations, adverse economic conditions due to COVID-19 and other risks identified herein, as well as to fund future growth. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require regulatory approval. In addition, we currently are required to obtain the prior approval of the FRB in order for the Company to issue any new debt. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain regulatory approval, our capital base, growth strategy and future prospects could be materially and adversely impacted.

If the market for the sale of our mortgage loans to the secondary market were to significantly contract, or if purchasers were to lose confidence in the quality of our loans, our net income would be negatively affected and our ability to manage our balance sheet would be materially and adversely affected.

From time to time, we manage our liquidity and balance sheet risk by selling loans in our mortgage portfolio into the secondary market. If the market for our mortgages were to contract or our counterparties were to lose confidence in our asset quality, we would lose a key piece of our liquidity strategy and would need to find alternative means to manage our liquidity that may be less effective. In addition, in connection with residential mortgages packaged for sale in the secondary market, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2021, we had repurchased such loans with an aggregate principal balance of $243.5 million and had outstanding commitments to repurchase an additional $73.0 million over the next 18 months. At December 31, 2021, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties totaled $142.8 million. If we experience loan repurchase demands in excess of what we have anticipated, our liquidity, capital ratios and financial condition may be materially and adversely affected.

The debt service obligations related to our subordinated notes will reduce the funds available for other business purposes, and the terms and covenants relating thereto, and to any future indebtedness, could adversely impact our financial performance and liquidity.

We have outstanding $65.0 million in aggregate principal amount on our subordinated notes due April 15, 2026. Our subordinated notes bear interest at a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. For 2021, the average interest rate was 6.31%, and the interest rate was 5.94% at December 31, 2021. Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, currently expected in June 2023, the subordinated notes will bear interest at a rate based on SOFR. As a result of our subordinated notes, we are currently, and to the extent we incur significant debt in the future, we will be, subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations, which may increase if the benchmark rate for any of our floating rate notes increases, and the inability to refinance existing indebtedness. See Note 9—Subordinated Notes, net to our consolidated financial statements for additional information regarding the economic terms of our subordinated notes.

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

Other Risks Related to Our Business

Our senior management has undergone a significant transition, and our future success depends on our ability to identify, attract and retain key employees and other qualified personnel.

The Company experienced significant executive transitions in late 2019 continuing through the first half of 2020. Since October 1, 2019, more than 150 officers and employees have been terminated or have resigned, including more than 45 loan officers, whether in connection with the Internal Review or otherwise. As a result, beginning in 2020 and continuing through 2021, we have undergone significant effort to hire new employees and retain existing employees, which effort is continuing in 2022. However, we may not be successful in retaining our key employees, or replacing recently terminated or departed employees, and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience and the difficulty of finding qualified replacement personnel. We recognize that the banking industry is competitive and replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in the banking industry. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of key employees.

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

Third-party vendors provide key components of our business infrastructure and our technology framework, such as internet connections, network access and core application processing. While we have selected these third party vendors carefully in accordance with supervisory requirements, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense. These third-party vendors are also subject to the same cyber risks and other risks that we encounter. These third-party risks continue to be an area of supervisory focus, so we will need to ensure the proper framework is in place to address them.

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

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others, as well as our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. We face an increasing number of regulations and regulatory scrutiny related to our information technology systems, and security or privacy breaches with respect to our data could result in regulatory fines, reputational harm and customer losses, any of which would significantly impact our financial condition. As cybersecurity threats are inherently difficult to predict and can take many forms, insurance coverage may not be available for losses associated with cyberattacks or information security breaches, or where available, such losses may exceed insurance limits. In addition, we may not be able to rely on indemnification or another source of third-party recovery in the event of a breach of such functions.

In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyberattacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be materially and adversely affected.

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

Critical infrastructure sectors, including financial services, increasingly have been the targets of cyberattacks, including attacks emanating from foreign countries such as the attack on the information technology company SolarWinds, which affected many Fortune 500 companies as well as U.S. government agencies. Cyberattacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems, and targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers are becoming more common and increasingly sophisticated and can be difficult to prevent. Reports of ransomware incidents specifically have increased by approximately 300% since the start of 2020 and information technology software supply chain attacks, including those involving financial institutions, also have increased during this period, some of which have resulted in temporary, but impactful, disruptions to the functioning of critical infrastructure sectors or the operations of specific financial institutions. Threat actors are increasingly seeking to target vulnerabilities in software systems used by large numbers of banking organizations to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. In addition, cybersecurity risks for financial institutions have evolved as a result of the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which increases operational risk and presents the potential for additional structural vulnerabilities. In addition, the ongoing and widespread remote work environment necessitated by the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.

Any successful cyberattack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyberattack may also subject us to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect our business, financial condition or results of operations and damage its reputation. Additionally, any failure by us to communicate cyberattacks or other security breaches appropriately to relevant parties could result in regulatory and reputational risk.

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

We are subject to a variety of risks arising from ESG matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.

We may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public's view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms.Our relationships and reputation with our existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for securities.

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

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current Administration.

U.S. financial regulatory authorities recently have sharpened their focus on the risks posed by climate change to the financial sector and the institutions within it. On October 21, 2021, the Financial Stability Oversight Council (“FSOC”), whose members include the federal banking agencies (including the OCC), published a report on climate-related financial risk. In that report the FSOC concluded, for the first time, that climate change represents an emerging and increasing threat to U.S. financial stability. Accordingly, FSOC has recommended that its member agencies accelerate their existing efforts to further assess climate-related risks to financial stability, enhance financial institutions’ climate-related disclosure obligations, improve upon the availability of and access to actionable climate-related data for use in measuring and assessing climate-related financial risk, and expand upon existing capacity and expertise to ensure that climate-related financial risks are identified and managed properly. Further, on November 3, 2021, the leadership of the OCC and FRB announced their support for the Glasgow Declaration issued by the Network of Central Banks and Supervisors for Greening the Financial System (the “NGFS”), which is comprised of over 100 central banks and supervisors from across the global financial system, in which the NGFS expressed its members’ commitment to improve the resilience of the financial system to climate-related and environmental risks and set forth a number of targeted workstreams to be undertaken in the coming years in order to do so.

Consistent with the objectives outlined above, the leadership of each of the OCC, FRB and the U.S. Treasury Department has emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks; is in the process of enhancing supervisory expectations regarding banks’ risk management practices; and has indicated increased expectations for larger financial institutions to measure, monitor and manage climate-related risk as part of their enterprise risk management processes. The OCC currently is engaged in multiple collaborative initiatives with other governmental authorities to assess the physical and transition risk posed by climate change and the appropriate corresponding expectations for bank risk management. The OCC also has appointed its first ever Climate Change Risk Officer to assist with these initiatives and to support the agency's efforts to enhance its supervision of climate change risk management. To that end, in December 2021, the OCC published proposed principles for climate risk management by larger banking organizations. The largest banks are being encouraged by their regulators to address the climate-related risks that they face by accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, evaluating the impact of climate change on their borrowers, considering possible changes to underwriting criteria to account for climate-related risks to mortgaged properties, incorporating climate-related financial risk into their internal reporting and monitoring and escalation processes, planning for transition risk posed by the adjustments to a low-carbon economy and investing in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Further, the FRB has signaled that it is in the process of developing scenario analysis to model the possible financial risks associated with climate change. When developed, the resilience of large banking organizations, as well as the broader financial system, will be evaluated against these climate change-related scenarios as part of the stress testing process. Although these requirements would not apply to a banking organization of our size, our regulators generally will expect us to enhance our internal control and risk management programs and processes. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would expect to experience increased compliance costs and other compliance-related risks.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global community has increased its political and social awareness surrounding the issue and have entered into international agreements in an attempt to reduce global temperatures such as the Paris Agreement, which the United States re-joined as of February 19, 2021. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar initiatives are expected under the Biden administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Such measures may also result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require the Company to upend significant capital and incur compliance, operating, maintenance and remediation costs. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact and present certain unique risks to us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Adverse conditions internationally could adversely affect our customers and business.

Many of our customers are recent immigrants or foreign nationals. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the economies in which our customers have family or business ties. A significant deterioration of economic conditions internationally, and in Asia in particular, could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. In addition, foreign currency restrictions, particularly on the movement of cash from abroad, could adversely affect many of our customers, including with respect to their ability to make down payments or repay loans. Adverse economic conditions abroad, and in China or Taiwan in particular, may also negatively impact the profitability and liquidity of our customers with ties to these regions.

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

Scott J. Seligman and others of his family were the original founders of the Bank, and Mr. Seligman has had a variety of senior roles and positions over the course of many years. Prior to 2000, he served as a member of the Bank’s board and as chief executive officer of the Bank. After 2000 and through December 31, 2019, he served as a consulting director to the board of the Bank and retained the title of vice president of the Company. In these roles, Mr. Seligman participated in the conduct of the affairs of the Bank and had a significant influence over the Bank’s operations. In addition, Mr. Seligman caused the Bank to engage in various transactions with other Seligman-controlled businesses. For example, the Bank has a sublease agreement with one such business, Seligman & Associates, for office space, and, until October 31, 2020, the Bank provided monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Mr. Seligman resigned from his positions as consulting director to the board of the Bank and as vice president of the Company effective December 31, 2019.

Prior to August 2020, more than 50% of our outstanding voting power was held by the same trustee utilized by Scott J. Seligman and Sandra Seligman for their respective family trusts. Due to a change in the trustee for certain of those trusts established by Sandra Seligman, effective as of August 19, 2020, no one trustee has voting and dispositive power over more than 50% of our voting stock. Accordingly, trustees of the trusts for the benefit of Scott J. Seligman have voting and dispositive power over approximately 48% of our common stock, effectively giving such trusts control over the outcome of the shareholder votes on most matters. The trustee of the trusts created by Sandra Seligman has voting and dispositive power over approximately 18% of our common stock, and Seth Meltzer has voting and dispositive power, individually or through trust, over approximately 3% of our common stock. Minority stockholders, therefore, cannot decide the outcome of a stockholder vote without the support of any of Scott J. Seligman, Sandra Seligman, and/or Seth Meltzer.

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

We could also become subject to certain anti-takeover provisions under Michigan law which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not an acquisition or merger is desired by or beneficial to our shareholders. If a corporation’s board of directors chooses to opt-in to certain provisions of Michigan Law, such corporation may not, in general, engage in a business combination with any beneficial owner, directly or indirectly, of 10% of the corporation’s outstanding voting shares unless the holder has held the shares for five years or more or, among other things, the board of directors has approved the business combination. Our board of directors has not elected to be subject to this provision but could do so in the future. Any provision of our second amended and restated articles of incorporation or amended and restated bylaws or Michigan law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares and could also affect the price that some investors are willing to pay for our common stock otherwise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located at One Towne Square, Suite 1900, Southfield, Michigan 48076. In addition to our corporate headquarters, we operate 20 branch offices located in the San Francisco metropolitan area, six branch offices in the Los Angeles metropolitan area, and one branch office located in New York City. We lease our corporate headquarters and each of our retail branch offices at what we believe to be market rates.

ITEM 3. LEGAL PROCEEDINGS

On July 28, 2020, the Company received a demand for a derivative action brought by Raymond Cahnman, a purported shareholder of the Company set forth in a demand letter (the “Shareholder Demand”). Such demand was later reflected in a shareholder derivative complaint that was filed against the Company and certain current and former directors of the Company, styled Cahnman v. Allen, et al., No. 2:22-cv-10124 (E.D. Mich.). Both the previously disclosed Shareholder Demand and the complaint allege that members of the Company’s Board of Directors breached their fiduciary duties of oversight and disclosure based on allegations concerning the Bank’s residential lending practices and disclosures concerning those practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. The complaint seeks to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company’s internal controls.

Following receipt of the Shareholder Demand, the Company’s Board of Directors established a Demand Review Committee consisting of independent directors, none of whom were named in the Shareholder Demand. During the course of an ongoing investigation conducted by the Demand Review Committee, the Demand Review Committee, on behalf of the Company, engaged in discussions with Mr. Cahnman’s counsel resulting in an agreement in the form of a definitive stipulation of settlement (the “Settlement”), which was entered into on January 21, 2022. In entering into the Settlement, the Company and the individual defendants named in the complaint deny any and all allegations of wrongdoing. However, the Demand Review Committee and the Board of Directors believe that the Settlement is the most efficient manner for resolving this matter.

Pursuant to the Settlement, the Company has agreed to adopt and implement substantial corporate governance reforms (the “Corporate Governance Enhancements”), many of which are already in progress, and pay attorneys’ fees and expenses in exchange for the release of all defendants from all alleged claims therein. The Corporate Governance Enhancements include, among other things, making certain amendments to both the Company’s Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws to end the staggered term of the Company’s Board of Directors, establishing certain Board-level and management-level committees and making updates to the Company’s internal policies and practices. The Settlement provides customary releases of certain individuals and entities, including the current Board of Directors and certain former board members, and reserves for the Company’s Board of Directors the exclusive right to continue to evaluate and pursue claims against non-released individuals based on their conduct concerning, related to, or arising from the matters raised in the Shareholder Demand. The Settlement remains subject to court approval and other customary conditions. The full amount of the attorneys’ fees and expenses due under the settlement will be paid by the Company’s insurance carriers under applicable insurance policies.

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

On March 18, 2022, we had 62 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

Although as a private company, we had only recently paid dividends to our shareholders, we intend to consider conservative and appropriate dividend levels. Our dividend policy and practice may change at any time, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. In March 2020, in connection with the issues giving rise to the Internal Review, we announced the suspension of the payment of any dividends for at least the near term. Any future determination to pay dividends to holders of our common stock will depend on our future net income, capital requirements, restrictions imposed by our subordinated notes, funds needed to pay the interest cost on any debt, financial condition, future prospects, regulatory restrictions and any other factors that our board of directors may deem relevant. Refer to “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” for a discussion of our dividend payment restrictions.

Purchases of Equity Securities by the Issuer

On December 24, 2018, the board of directors approved the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to acquire shares of common stock from time to time in the open market or in privately negotiated transactions. The Company received regulatory approval of the stock repurchase program and publicly announced the program on January 28, 2019. The program does not have an expiration date. Under the stock repurchase program, the Company is not obligated to repurchase shares of its common stock, and there is no assurance that it will continue to do so. Any shares repurchased under this program will be canceled and returned to authorized but unissued status. In March 2020, in connection with the issues giving rise to the Internal Review, the Company suspended the stock repurchase program. There were no purchases of shares of the Company’s common stock made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the three months ended December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. Forward-looking statements in this Management’s Discussion and Analysis are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. See “Cautionary Note Regarding Forward-Looking Statements” above and “Item 1A. Risk Factors” for discussions of these risks and uncertainties. A comparative discussion of results of operations for the years ended December 31, 2020 and 2019 is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and is incorporated by reference herein.

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

The Bank is currently under formal investigation by the OCC, is responding to grand jury subpoenas from the DOJ and is responding to a formal investigation by the SEC, all of which are related to the Advantage Loan Program and, with respect to the DOJ and the SEC, the related disclosures of that program in the Company’s federal securities law filings. The Bank also continues to be subject to the OCC Agreement, which relates primarily to certain aspects of the Bank’s BSA/AML compliance program as well as its credit administration. The OCC Agreement requires the Bank to: (i) establish a compliance committee to monitor and oversee the Bank’s compliance with the provisions of the OCC Agreement; (ii) develop a revised customer due diligence and enhanced due diligence program; (iii) develop a revised suspicious activity monitoring program; (iv) engage an independent, third-party consultant to review and provide a written report on the Bank’s suspicious activity monitoring; (v) develop revised policies and procedures to ensure effective BSA/AML model risk management for the Bank’s automated suspicious activity monitoring system, which must be validated by a qualified, independent third party; (vi) ensure that the Bank’s BSA Department maintains sufficient personnel; and (vii) develop revised policies and procedures to ensure effective controls over loan underwriting. In addition to these requirements, while the OCC Agreement remains in effect, the Bank is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Bank.

The Company incurred significant legal, consulting and other third-party expenses during the years 2020 and 2021 in connection with the Internal Review; the OCC, DOJ and SEC investigations; compliance with the OCC Agreement; and defending litigation related to the Advantage Loan Program. For additional information regarding risks related to the Internal Review, the government investigations and the OCC Agreement, as well as other aspects of and consequences arising from the Advantage Loan Program, see the risk factors under “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program.”

Impact of COVID-19

The COVID-19 pandemic continues to create extensive disruptions to U.S. and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimuli, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. During the third quarter of 2021, the Company determined it qualified for the employee retention credit (“ERC”) under the CARES Act for the first three quarters of 2021 because the Company’s gross receipts in 2021 decreased more than 20% from each of the respective quarters of 2019. The Company recorded an ERC of $6.5 million, resulting in a net reduction of salaries and employee benefits for the third quarter of 2021. The Infrastructure Investment and Jobs Act, which was signed into law by President Biden during the fourth quarter of 2021, terminated the availability of the ERC for periods following the third quarter of 2021.

The spread of COVID-19 has caused us to modify our business practices, including curtailing employee travel, changing employee work locations and cancelling in-person participation in meetings, events and conferences. We have many employees working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. We continue to actively monitor developments related to COVID-19 and its impact on our business, customers, employees, counterparties, vendors, and service providers. For further discussion regarding risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors-Risks Related to the COVID-19 Pandemic.”

Selected Financial Data

The following table sets forth our financial information for the years indicated.

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands, except per share amounts)
Income Statement Data:
Interest income	$116,541	$151,363	$175,369
Interest expense	25,361	45,598	54,385
Net interest income	91,180	105,765	120,984
Provision (recovery) for loan losses	(8,265)	54,865	(133)
Net interest income after provision (recovery) for loan losses	99,445	50,900	121,117
Non‑interest income	5,806	4,336	11,447
Non‑interest expense	72,218	74,112	87,673
Income (loss) before income taxes	33,033	(18,876)	44,891
Income tax expense (benefit)	9,643	(5,909)	15,643
Net income (loss)	$23,390	$(12,967)	$29,248
Income (loss) per share, basic and diluted	$0.47	$(0.26)	$0.57
Weighted average common shares outstanding:
Basic	50,049,902	49,840,882	51,115,986
Diluted	50,139,310	49,840,882	51,127,879
Cash dividends paid per share	$—	$0.01	$0.04
Dividend payout ratio	—%	(3.85)%	6.99%

	As of December 31,
	2021	2020	2019

	(In thousands)
Balance Sheet Data:
Cash and due from banks	$411,676	$998,497	$77,819
Investment securities	313,879	304,958	152,544
Loans, net of allowance for loan losses	1,956,266	2,434,356	2,891,530
Allowance for loan losses	56,548	72,387	21,730
Total assets	2,876,830	3,914,045	3,244,884
Total deposits(1)(2)	2,261,735	3,130,513	2,530,688
Federal Home Loan Bank borrowings	150,000	318,000	229,000
Subordinated notes, net	65,343	65,341	65,179
Total liabilities	2,533,203	3,594,454	2,912,270
Total shareholders’ equity	343,627	319,591	332,614

	As of and for the Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
Performance Ratios:
Return on average assets	0.69%	(0.35)%	0.89%
Return on average shareholders’ equity	7.07	(3.85)	8.41
Yield on average interest earning assets	3.47	4.21	5.48
Cost of average interest‑bearing liabilities	0.86	1.44	1.95
Net interest spread	2.61	2.77	3.53
Net interest margin	2.71	2.94	3.78
Efficiency ratio(3)	74.46	67.31	66.20
Total average shareholders’ equity to total average assets	9.71	9.19	10.60
Credit Quality Data:
Nonperforming loans(4)	$62,654	$86,470	$14,782
Nonperforming loans to total loans(4)	3.11%	3.45%	0.51%
Troubled debt restructurings(5)	$2,664	$8,246	$13,570
Nonaccrual loans held for sale	$18,026	$19,375	$—
Nonperforming assets(6)	$83,344	$114,258	$28,352
Nonperforming assets to total assets(6)	2.90%	2.92%	0.87%
Allowance for loan losses to total loans	2.81%	2.89%	0.75%
Allowance for loan losses to nonperforming loans(4)	90%	84%	147%
Nonaccrual loans to total loans	3.11%	3.45%	0.51%
Net charge offs to average loans	0.32%	0.15%	—%
Capital Ratios—Consolidated:
Total adjusted capital to risk‑weighted assets	29.02%	22.58%	21.49%
Tier 1 (core) capital to risk‑weighted assets	24.08	17.68	17.04
Common Equity Tier 1 (CET1)	24.08	17.68	17.04
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	11.47	8.08	10.11
Capital Ratios—Bank:
Total adjusted capital to risk‑weighted assets	28.07%	21.56%	17.82%
Tier 1 (core) capital to risk‑weighted assets	26.79	20.27	16.70
Common Equity Tier 1 (CET1)	26.79	20.27	16.70
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	12.77	9.20	9.90

(1)(2) Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has (1) reclassified custodial escrow balances maintained with serviced loans of $6,051 and $7,688 from accrued expenses and other liabilities to noninterest-bearing deposits in the consolidated balance sheets at December 31, 2020 and 2019, respectively, and (2) reclassified accrued interest on outstanding time deposits of $25,496 and $27,560 from accrued expenses and other liabilities to interest-bearing deposits in the consolidated balance sheets at December 31, 2020 and 2019, respectively.

(3) Efficiency ratio is computed as the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4) Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

(5) Troubled debt restructurings exclude those loans presented as nonaccrual or past 90 days or more and still accruing interest.

(6) Nonperforming assets include nonperforming loans, nonaccrual loans held for sale, loans modified under troubled debt restructurings and other repossessed assets.

Overview of 2021 Performance

In 2021, we returned to profitability while completing several major undertakings. These major undertakings include making significant progress on our credit risk exposure, completing the lookback project pursuant to the OCC Agreement, completing an IT platform conversion and an entire AML monitoring system installation, settling the class action lawsuit and laying the groundwork for the settlement of the derivative action in early 2022, selling the Bellevue, Washington branch office and making significant progress in repurchasing Advantage Loan Program loans previously sold to third-party investors. In addition to these undertakings, during 2021, we continued to manage our excess liquidity and ultimately used a substantial portion of that liquidity to allow higher cost deposits to run-off and reduce our FHLB borrowings as we continued to experience significant repayments in our loan portfolio. This resulted in an overall significant decline of our balance sheet, with total assets declining 26% from $3.9 billion at December 31, 2020 to $2.9 billion at December 31, 2021. While remaining subject to the OCC Agreement and under government investigation, we continue to be unable to launch any new loan origination initiatives. Accordingly, absent the ability to replace higher yielding loans as they pay off with an acceptable interest earning asset, we felt it prudent to allow the balance sheet to reduce while we built capital from earnings and utilized a significant portion of our excess liquidity. Total shareholders’ equity increased by $24.0 million, or 8%, to $343.6 million at December 31, 2021.

Net income was $23.4 million for the year ended December 31, 2021 compared to a net loss of $(13.0) million for the year ended December 31, 2020. The increase was driven by our improved credit metrics helping to result in a recovery for loan losses as compared to the significant provision taken during 2020, as well as improved non-interest income and a reduction in non-interest expense driven in part by the realization of employee retention credits enabled by the CARES Act and reduced professional fees. These improvements were offset in part by a reduction in net interest income reflecting our reduced balance sheet and a narrowing of our net interest margin for the year. Although our average net interest margin of 2.71% for the year ended December 31, 2021 decreased from that of 2.94% for the year ended December 31, 2020, our average net interest margins for the three months ended September 30, 2021 and December 31, 2021 were 2.83% and 2.94%, respectively, reflecting a stronger net interest margin during the second half of 2021.

Our improved credit metrics during 2021 include a decrease in our nonaccrual commercial real estate loans from $20.0 million at December 31, 2020 to $4.4 million at December 31, 2021, and a decrease in our nonaccrual construction loans from $41.9 million at December 31, 2020 to $12.5 million at December 31, 2021, although our nonaccrual residential real estate loans have increased from $20.7 million at December 31, 2020 to $45.7 million at December 31, 2021. Further, our loans classified as Special Mention, Substandard and Doubtful decreased from $198.2 million at December 31, 2020 to $117.2 million at December 31, 2021. Our ratio of the allowance for loan losses to our loan portfolio decreased slightly from 2.89% at December 31, 2020 to 2.81% at December 31, 2021.

On September 23, 2021, the final settlement agreement for the class action lawsuit, entered into on April 16, 2021, was granted approval by the court. The settlement provided for a single cash payment of $12.5 million, which was fully funded by our insurance carriers, in exchange for the release of all defendants from all alleged claims. Also, in early 2022, we completed the negotiations that begun in 2021 and entered into a settlement agreement for the derivative action originally threatened by a demand letter received in 2020. The settlement agreement, which remains subject to court approval and other customary conditions, provides for a number of corporate governance enhancements, many of which have been implemented, and a $650,000 cash payment for the reimbursement of the plaintiff’s legal fees. See “Item 3. Legal Proceedings.”

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when a loan is considered partially or fully uncollectible or has such little value that continuance as an asset is not warranted. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off.

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

Commercial real estate loans, construction loans and commercial lines of credit that are classified loans, including all nonaccrual loans and troubled debt restructurings, are individually evaluated for impairment. See “Asset Quality—Classified Loans” for a discussion of our classified loans. These evaluations are based upon a quarterly systematic review utilizing, among other components, our internal risk rating system, similar to those employed by banking regulators. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of homogeneous loans, including residential real estate loans with an aggregate principal balance representing the vast majority of our loan portfolio, are collectively evaluated for impairment and, accordingly, are not separately identified for impairment disclosures. Loans with aggregate principal balances representing 99% and 97% of our loan portfolio were collectively evaluated for impairment as of December 31, 2021 and 2020, respectively.

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

Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/SROs, industrial and other.

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

Our allowance for loan losses is sensitive to management's assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge-offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines etc.), national and local business conditions, historical loss experience, an overall evaluation of the quality of the underlying collateral and other external factors. Management utilizes significant professional judgment in assessing the foregoing qualitative factors, as they are inherently subjective, and changes in management's assumptions and forecasts of economic conditions could significantly affect its estimate of our allowance for loan losses. Further, certain qualitative components within our allowance for loan losses methodology have taken on increased significance as a result of the economic impact of the COVID-19 pandemic. It is difficult to estimate or predict how potential changes in management's assessment of any of our qualitative factors may affect our overall allowance for loan losses, as changes in such qualitative factors may not occur at the same rate or be consistent across different loan types, and changes may also be directionally inconsistent, such that improvement in one qualitative factor may offset deterioration in others.

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

See Note 15—Fair Value of Financial Instruments to our consolidated financial statements for more information on our use of fair value estimates.

Valuation of Mortgage Servicing Rights

Mortgage servicing rights are recognized separately when residential real estate loans are sold with servicing rights retained by the Bank. Mortgage servicing rights are initially recorded at fair value, which is determined based on an internal valuation model that calculates the present value of estimated future net servicing income based on an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value, including market discount rates, prepayment speeds, servicing income, servicing costs and default rates. Mortgage servicing rights are subsequently measured using the amortization method, which requires mortgage servicing rights to be amortized into non-interest income in the consolidated statements of operations in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the mortgage servicing rights compared to their carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the mortgage servicing rights is carried at fair value. Impairment is recognized through an addition to a valuation allowance for an individual grouping. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income.

At December 31, 2021, our mortgage servicing rights had a carrying value of $2.7 million, which is net of a valuation allowance of $0.6 million, and an estimated fair value of $2.9 million based on expected future cash flows considering a weighted average discount rate of 10.8%, a weighted average constant prepayment rate on mortgages of 17.6% and a weighted average life of 4.3 years. At December 31, 2020 our mortgage servicing rights had a carrying value of $5.7 million, which is net of a valuation allowance of $2.2 million, and an estimated fair value of $5.8 million based on expected future cash flows considering a weighted average discount rate of 11.2%, a weighted average constant prepayment rate on mortgages of 22.5% and a weighted average life of 3.6 years.

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

Mortgage Repurchase Liability

In connection with portfolio loans sold in the secondary market, we make customary representations and warranties about certain characteristics of each loan. We establish a liability which may result from breaches in such representations and warranties. The mortgage repurchase liability reflects management’s estimate of such losses based on a combination of factors. Our estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as expectations of future repurchase demands, economic factors, and findings from the Internal Review. The actual losses on repurchases could vary significantly from the recorded repurchase liability, depending on the outcome of various factors.

See Note 2—Summary of Significant Accounting Policies—Mortgage Repurchase Liability to our consolidated financial statements for further information on how we recognize and measure our mortgage repurchase liability.

Legal Contingencies and Litigation Accruals

We are involved in several material legal proceedings, as described in more detail in Note 19—Commitments and Contingencies to our consolidated financial statements. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent that may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our net income will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Financial Condition

As of December 31, 2021, the Company had total assets of $2.9 billion, which reflected a decrease of $1.0 billion, or 26%, from $3.9 billion as of December 31, 2020. The Company’s assets declined due in part to its utilization of excess liquidity during 2021. The Company also completed several major undertakings that were a goal of the Company for the year. Cash and due from banks decreased to $411.7 million at December 31, 2021 from $998.5 million at December 31, 2020. This decrease is in part the result of Company’s continued repurchase of Advantage Loan Program loans and reflects our efforts to restructure the balance sheet to better manage net interest margin. Total loans, net of allowance for loan losses, decreased $478.1 million, or 20%, to $2.0 billion at December 31, 2021, as compared to $2.4 billion at December 31, 2020. The investment securities portfolio increased $8.9 million, or 3%, to $313.9 million at December 31, 2021 from $305.0 million at December 31, 2020. As of December 31, 2021, the Company had total deposits of $2.3 billion, which reflected a decrease of $868.8 million, or 28%, from December 31, 2020. The decrease in deposits is due in part to the Company’s reduction of its cost of interest-bearing liabilities. Borrowings, excluding subordinated notes, decreased $168.0 million, or 53%, to $150.0 million at December 31, 2021. This decrease in borrowings reflects the Company’s repayment of $168.0 million in FHLB borrowings. As of December 31, 2021, the Company had total shareholders’ equity of $343.6 million, compared to $319.6 million as of December 31, 2020.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2021		2020
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,704,231	85%	$2,033,526	81%
Commercial real estate	201,240	10%	259,958	11%
Construction	106,759	5%	206,581	8%
Total real estate	2,012,230	100%	2,500,065	100%
Commercial lines of credit	363	—%	6,671	—%
Other consumer	221	—%	7	—%
Total loans	2,012,814	100%	2,506,743	100%
Less: allowance for loan losses	(56,548)		(72,387)
Loans, net	$1,956,266		$2,434,356

During the year ended December 31, 2021, the balances for each of our loan types decreased from the year ended December 31, 2020, as we look to improve our overall credit profile. We engaged in a concerted effort to work-out, sell or write-down problem assets in the commercial and construction loan portfolios, while ceasing to eliminate construction lending and bringing a new discipline to the commercial real estate loans we are willing to originate. We continue to experience accelerated paydowns of our residential real estate portfolio.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth the contractual maturities of our loan portfolio at December 31, 2021. Overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Residential	Commercial		Commercial	Other
December 31, 2021	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$32	$16,236	$104,214	$11	$221	$120,714
After one through five years	380	79,472	2,545	236	—	82,633
After five through 15 years	7,701	105,532	—	116	—	113,349
After 15 years	1,696,118	—	—	—	—	1,696,118
Total	$1,704,231	$201,240	$106,759	$363	$221	$2,012,814

The following table sets forth fixed and adjustable-rate loans in our loan portfolio at December 31, 2021 that are contractually due after December 31, 2022:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$18,437	$1,685,762	$1,704,199
Commercial real estate	78,500	106,504	185,004
Construction	—	2,545	2,545
Commercial lines of credit	116	236	352
Other consumer	—	—	—
Total	$97,053	$1,795,047	$1,892,100

The table set forth below contains the repricing dates of the adjustable-rate loans included within our loan portfolio at December 31, 2021:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$441,602	$10,015	$106,759	$236	$—	$558,612
After 6 months through 12 months	600,715	11,014	—	—	—	611,729
After 12 months through 24 months	146,263	7,129	—	—	—	153,392
After 24 months through 36 months	183,389	19,431	—	—	—	202,820
After 36 months through 60 months	252,016	58,915	—	—	—	310,931
After 60 months	61,807	—	—	—	—	61,807
Fixed to Maturity	18,439	94,736	—	127	221	113,523
Total	$1,704,231	$201,240	$106,759	$363	$221	$2,012,814

At December 31, 2021, we have adjustable-rate loans totaling $1.3 billion, or 71%, in our loan portfolio that are LIBOR-indexed currently and will reprice to an interest rate based on LIBOR. At December 31, 2021, $215.8 million, or 11%, of our adjustable-rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are past due 90 days or more and still accruing interest, troubled debt restructurings, nonaccrual loans held for sale and other loan collateral acquired through foreclosures and repossessions. At December 31, 2021 and 2020, we had $39 thousand and $46 thousand, respectively, of accruing loans that were past due 90 or more days. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. However, not all troubled debt restructurings are placed on nonaccrual status. At December 31, 2021 and 2020, we had troubled debt restructurings totaling $18.4 million and $28.3 million, respectively. Troubled debt restructurings on nonaccrual status at such dates totaled $15.8 million and $20.1 million, respectively, and are included in the nonaccrual loan categories in the following table. See Note 4—Loans—Troubled Debt Restructurings to our consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated. In addition to the exclusions and presentation conventions described in the footnotes to the table, the categories of nonperforming assets in the following table do not include COVID-19-related loan forbearances that may be excluded from troubled debt restructurings under the CARES Act.

	At December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$45,675	$20,729
Commercial real estate	4,441	19,965
Construction	12,499	41,873
Commercial lines of credit	—	3,857
Other consumer	—	—
Total nonaccrual loans(2)	62,615	86,424
Other real estate owned	—	167
Loans past due 90 days or more and still accruing interest	39	46
Other troubled debt restructurings(3)	2,664	8,246
Nonaccrual loans held for sale	18,026	19,375
Total nonperforming assets	$83,344	$114,258

Total loans	$2,012,814	$2,506,743
Total assets	$2,876,830	$3,914,045
Total nonaccrual loans to total loans(2)	3.11%	3.45%
Total nonperforming assets to total assets	2.90%	2.92%
(1)	Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(3)	Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.

At December 31, 2021, nonperforming assets totaled $83.3 million, reflecting a decrease of $31.0 million, from $114.3 million at December 31, 2020. This decrease is attributable primarily to nonaccrual loans, which totaled $62.6 million at December 31, 2021, reflecting a decrease of $23.8 million, from a balance of $86.4 million at December 31, 2020. Our ratio of nonaccrual loans to total loans decreased from 3.45% at December 31, 2020 to 3.11% at December 31, 2021. This decrease is partially due to the decrease in total loans, but also due to the greater decrease in nonaccrual loans.

The decrease in nonaccrual loans is driven, in part, by decreases in nonaccrual commercial real estate loans and nonaccrual construction loans. Nonaccrual commercial real estate loans totaled $4.4 million at December 31, 2021, reflecting a decrease of $15.6 million from $20.0 million at December 31, 2020. The decrease in nonaccrual commercial real estate loans occurred primarily as a result of four loans totaling $12.4 million that were paid in full and three loans totaling $8.5 million that were reclassified to held for sale, which was partially offset by a loan of $4.4 million that was transferred from construction loans. Nonaccrual construction loans totaled $12.5 million at December 31, 2021, reflecting a decrease of $29.4 million from $41.9 million at December 31, 2020. The decrease in nonaccrual construction loans occurred primarily as a result of ten construction loans totaling $21.2 million which were paid in full and two construction loans totaling $6.8 million were modified as commercial real estate loans, with one loan of $2.4 million then classified as nonaccrual loans held for sale and the remaining loan of $4.4 million classified as a nonaccrual commercial real estate loan.

Nonaccrual residential real estate loans totaled $45.7 million at December 31, 2021, reflecting an increase of $25.0 million from $20.7 million at December 31, 2020. The increase in nonaccrual residential real estate loans occurred primarily as a result of loans becoming 90 days past due, which we believe reflects the uncertain economic environment created by the COVID-19 pandemic, partially offset by loans that were paid in full and loans that returned to accrual status. The increase is also partially due to the eviction moratorium mandate imposed by the government related to the COVID-19 pandemic, which delayed the foreclosure process of certain nonaccrual loans. At December 31, 2021, residential real estate loans with an aggregate unpaid balance totaling $6.6 million are waiting to commence the foreclosure process. Nonaccrual residential real estate loans include $16.9 million of contractually current loans that will return to accrual status if maintained for six consecutive months.

Other troubled debt restructurings also decreased, totaling $2.7 million at December 31, 2021, a decrease of $5.5 million from $8.2 million at December 31, 2020. Other troubled debt restructurings decreased primarily as a result of two loans classified as troubled debt restructurings at December 31, 2020 that were paid in full in 2021.

Nonaccrual loans held for sale include residential real estate loans of $8,671 and commercial real estate loans of $9,355 at December 31, 2021 and residential real estate loans of $19,375 at December 31, 2020.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the years ended December 31, 2021 and 2020 if interest on all such loans had been recorded based upon original contract terms was approximately $2.9 million and $2.3 million, respectively.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco and Los Angeles areas. As of December 31, 2021, 85% of our loan portfolio was based in California with concentrations in the San Francisco and Los Angeles areas of 54% and 31%, respectively. Nonaccrual loans related to the California market comprise 90% of total nonaccrual loans as of December 31, 2021.

COVID-19-Related Forbearances. Under the CARES Act, COVID-19-related loan forbearances could be excluded from treatment as a troubled debt restructuring if such forbearances met certain criteria. Further, in response to the COVID-19 pandemic, we had offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The principal balance of loans modified due to the economic effects of the COVID-19 pandemic and still in forbearance declined in 2021 from peak levels in 2020. The Bank terminated its COVID-19 Hardship Forbearance Program in July 2021 and, therefore any forbearance loans held at that time remained in forbearance until January 1, 2022, the date the national CARES Act program terminated. The remaining forbearance loans at December 31, 2021 were not significant. The following table sets forth such loans in forbearance at selective period-ends indicated:

	June 30,	December 31,	June 30,
	2021	2020	2020

	(Dollars in thousands)
Residential real estate	$5,842	$10,729	$118,793
Commercial real estate	5,933	5,056	7,029
Total loans in forbearance	$11,775	$15,785	$125,822
Loans in forbearance to total loans held for investment	0.50%	0.63%	4.55%

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, by type and amount at the dates indicated.

	At December 31,
	2021			2020
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$24,151	$3,425	$45,714	$38,181	$14,658	$20,775
Commercial real estate	—	—	4,441	4,845	—	19,965
Construction	10,500	—	12,499	8,593	2,514	41,873
Commercial lines of credit	—	—	—	—	—	3,857
Total delinquent loans	$34,651	$3,425	$62,654	$51,619	$17,172	$86,470

Total loans 90 days or more past due, including nonaccrual loans but excluding loan forbearances related to the COVID-19 pandemic, decreased $23.8 million, or 28%, from $86.5 million at December 31, 2020 to $62.7 million at December 31, 2021. This decrease is primarily attributable to the reduced levels of past due amounts in our construction and commercial real estate loan portfolios.

Five construction loans that were 30 days or more past due totaled $23.0 million at December 31, 2021, compared to 21 loans totaling $53.0 million at December 31, 2020. This improvement is primarily due to 15 loans with balances that totaled $32.2 million, which were paid in full during the year ending December 31, 2021, two loan modifications to commercial real estate bridge loans of $6.8 million and a partial loan charge off of $2.0 million. These decreases in our construction loan portfolio were partially offset by the addition of $10.5 million related to two matured loans. There was one commercial real estate loan totaling $4.4 million that was 30 days or more past due at December 31, 2021, compared to nine loans totaling $24.8 million at December 31, 2020. This decrease is primarily due to four loans totaling $12.5 million which paid in full during the year, three loans totaling $8.5 million reclassified as held for sale and two loans totaling $3.8 million entering current status. This decrease was partially offset by the modification of a nonaccrual construction loan to a commercial real estate bridge loan of $4.4 million.

While total past due residential real estate loans were relatively stable compared to the prior year, there was an increase in those loans past due 90 days or more from $20.8 million at December 31, 2020 to $45.7 million at December 31, 2021. The residential real estate loans at December 31, 2021 include $16.9 million in contractually current loans that will return to accrual status if maintained for six consecutive months.

Classified Loans. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The four risk categories utilized are Pass, Special Mention, Substandard and Doubtful. Loans in the Pass category are considered to be of satisfactory quality, while the remaining three categories indicate varying levels of credit risk. See Note 4—Loans-Credit Quality to our consolidated financial statements for additional information about our risk categories.

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	At December 31,
	2021	2020

	(In thousands)
Special Mention:
Commercial real estate	$10,524	$43,149
Construction	17,226	14,234
Commercial lines of credit	11	2,285
Total Special Mention	27,761	59,668
Substandard:
Residential real estate	45,485	20,681
Commercial real estate	21,393	77,249
Construction	16,348	32,850
Commercial lines of credit	—	689
Total Substandard	83,226	131,469
Doubtful:
Residential real estate	233	94
Construction	5,931	6,920
Total Doubtful	6,164	7,014
Total	$117,151	$198,151

Total Special Mention, Substandard and Doubtful loans were $117.2 million, or 5.8% of total loans, at December 31, 2021, compared to $198.2 million, or 7.9% of total loans, at December 31, 2020. All of the three loan classifications decreased from the prior year. The decrease of $31.9 million in special mention loans was primarily attributable to 11 commercial real estate loans totaling $21.4 million that were reclassified as loans held for sale, seven loans totaling $12.3 million that were paid in full during the year, two loans totaling $3.4 million that were upgraded and two loans totaling $10.3 million that were downgraded. This decrease was offset in part by the addition of seven loans totaling $14.6 million and net advances on existing special mention loans totaling $0.9 million.

The decrease in substandard loans of $48.2 million was primarily attributable to 22 loans totaling $53.5 million that were paid in full during the year, 11 commercial real estate loans totaling $35.9 million that were reclassified to loans held for sale, 14 loans totaling $15.1 million that were upgraded and net payments of $1.7 million. These decreases were offset in part by the addition of 56 residential real estate loans of $36.8 million, one commercial real estate loan of $3.8 million and two construction loans of $7.1 million, totaling $47.7 million and the aforementioned two downgrades of $10.3 million.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. See Note 4—Loans to our consolidated financial statements for tables presenting additional data regarding the allowance for loan losses and impaired loans.

At December 31, 2021 and 2020, we had 10 and 31 impaired loans with recorded investments of $19.9 million and $74.0 million, respectively. Total impaired loans decreased $54.1 million, or 73%, from December 31, 2020 to December 31, 2021, primarily due to a $33.9 million decrease in total impaired construction loans, a $16.5 million decrease in total impaired commercial real estate loans and a $3.9 million decrease in total impaired commercial lines of credit. Impaired construction loans as a percentage of total impaired loans increased from 66% as of December 31, 2020 to 75% as of December 31, 2021, while impaired commercial real estate loans as a percentage of total impaired loans decreased from 28% as of December 31, 2020 to 22% as of December 31, 2021. As of December 31, 2021, $19.6 million of impaired loans, or 99% of total impaired loans, did not have any related allowance for loan losses recorded. Of total impaired loans with no related allowance for loan losses recorded as of December 31, 2021, $15.0 million, or 76%, comprised of four construction loans, of which two loans, representing $7.8 million, were for residential construction, one loan, representing $5.9 million, was for commercial construction and one loan, representing $1.3 million, was secured by commercial land.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge-offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines etc.), national and local business conditions, historical loss experience, an overall evaluation of the quality of the underlying collateral and other external factors. Certain qualitative components within our allowance for loan losses methodology have taken on increased significance as a result of the economic impact of the COVID-19 pandemic. These qualitative components include increased unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses” for additional discussion of our allowance for loan losses policy.

The following table sets forth activity in our allowance for loan losses for the year ended December 31, 2021, 2020 and 2019.

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Provision (recovery) for loan losses	(1,578)	(2,052)	(4,552)	(83)	—	—	(8,265)
Net (charge offs) recoveries:
Charge offs	—	(7,921)	(1,965)	—	—	—	(9,886)
Recoveries	1,414	639	259	—	—	—	2,312
Total net (charge offs) recoveries	1,414	(7,282)	(1,706)	—	—	—	(7,574)
Total ending balance	$32,202	$12,608	$11,730	$8	$—	$—	$56,548
Average gross loans during period	$1,910,032	$270,564	$154,920	$2,873	$46	$—	$2,338,435
Total net (charge offs) recoveries to average gross loans during period	0.07%	(2.69)%	(1.10)%	—%	—%	—%	(0.32)%

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision (recovery) for loan losses	23,604	16,634	14,866	(237)	(2)	—	54,865
Net (charge offs) recoveries:
Charge offs	(3,594)	—	(707)	—	—	—	(4,301)
Recoveries	20	65	7	—	1	—	93
Total net (charge offs) recoveries	(3,574)	65	(700)	—	1	—	(4,208)
Total ending balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Average gross loans during period	$2,273,124	$264,006	$202,132	$17,632	$22	$—	$2,756,916
Total net (charge offs) recoveries to average gross loans during period	(0.16)%	0.02%	(0.35)%	—%	4.55%	—	(0.15)%

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,511)	2,509	542	(554)	—	(1,119)	(133)
Net (charge offs) recoveries:
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	21	161	7	—	—	—	189
Total net (charge offs) recoveries	21	161	7	(176)	—	—	13
Total ending balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Average gross loans during period	$2,525,637	$234,142	$172,265	$29,395	$33	$—	$2,961,472
Total net (charge offs) recoveries to average gross loans during period	—%	0.07%	—%	(0.60)%	—%	—%	—%

Our total allowance for loan losses decreased by $15.9 million, or 22%, from $72.4 million at December 31, 2020 to $56.5 million at December 31, 2021, primarily due to our overall reduction in our loan portfolio that has resulted from the decline in our loan production as a result of the discontinuation of the Advantage Loan Program and the absence of new loan products, as well as improvement in the credit quality of our loans held for investment during 2021. Our net charge offs during the year ended December 31, 2021 were $7.6 million compared to $4.2 million for the same period in 2020. Our net charge offs during the year ended December 31, 2021 include $7.9 million in write-downs of our recorded investment in commercial real estate loans reclassified to loans held for sale from loans held for investment, and our net charge offs during the same period in 2020 includes $3.5 million in write-downs of our recorded investment in nonaccrual residential real estate loans reclassified as loans held for sale from loans held for investment. The increase in net charge offs for the year ended December 31, 2021 also contributed to the decrease in our allowance for loan losses.

Our allowance for loan losses as a percentage of our loan portfolio was 2.81% and 2.89% as of December 31, 2021 and 2020, respectively. In addition, our allowance for loan losses as a percentage of nonaccrual loans was 90% and 84% as of December 31, 2021 and 2020, respectively. This increase is primarily attributable to our significant decline in nonaccrual loans during 2021. See “Results of Operations—Provision (Recovery) for Loan Losses” for additional information about our provision for loan losses.

The following table sets forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At December 31,
	2021		2020
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category to
	for Loan	Total	for Loan	Total
	Losses	Loans	Losses	Loans

	(Dollars in thousands)
Residential real estate	$32,202	85%	$32,366	81%
Commercial real estate	12,608	10%	21,942	10%
Construction	11,730	5%	17,988	8%
Commercial lines of credit	8	—%	91	1%
Other consumer	—	—%	—	—%
Total	$56,548	100%	$72,387	100%
Nonaccrual loans(1)	$62,615		$86,424
Nonperforming loans and troubled debt restructurings(2)	$65,318		$94,716
Total loans	$2,012,814		$2,506,743
Allowance for loan losses to nonaccrual loans(1)	90%		84%
Allowance for loan losses to nonperforming loans and troubled debt restructurings(2)	87%		76%
Allowance for loan losses to total loans	2.81%		2.89%
(1)	Nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities portfolio at the dates indicated.

	At December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$122,291	$122,168	$138,742	$138,997
Mortgage‑backed securities	49,739	49,437	33,743	33,814
Collateralized mortgage obligations	137,662	136,849	126,359	126,596
Collateralized debt obligations	211	203	214	187
Total	$309,903	$308,657	$299,058	$299,594

We increased the size of our available-for-sale debt securities portfolio (on an amortized-cost basis) by $10.8 million, or 4%, from December 31, 2020 to December 31, 2021, primarily due to purchases of securities exceeding maturities. During the year ended December 31, 2021, we purchased U.S. Treasury securities, mortgage-backed securities and collateralized mortgage obligations of $50.0 million, $24.9 million and $75.4 million, respectively, and there were maturities of U.S. Treasury and Agency securities, mortgage-backed securities and collateralized mortgage obligations of $65.0 million, $8.7 million and $63.3 million, respectively.

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

At December 31, 2021, gross unrealized losses on debt securities totaled $2.0 million. We do not consider the debt securities to be other-than-temporarily impaired at December 31, 2021, since (i) the decline in fair value of the debt securities is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2021 and 2020, equity securities totaled $5.2 million and $5.4 million, respectively.

Portfolio Maturities and Yields. The composition and maturity distribution schedule, with corresponding weighted-average yields, of the available-for-sale debt securities portfolio not carried at fair value through earnings at December 31, 2021, are summarized in the following table. The weighted average yields were calculated using the amortized cost of the debt securities (on a pre-tax basis). Maturities are based on final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2021
			More Than		More Than
			One Year		Five Years
	One Year or		Through		Through		More Than
	Less		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Treasury and Agency securities	$50,313	0.17%	$71,978	0.83%	$—	—%	$—	—%	$122,291	0.56%
Mortgage‑backed securities	—	—	—	—	24,816	1.30%	24,923	0.92%	49,739	1.11%
Collateralized mortgage obligations	—	—	—	—	199	2.25%	137,463	0.94%	137,662	0.94%
Collateralized debt obligations	—	—	—	—	211	2.40%	—	—%	211	2.40%
Total debt securities available for sale	$50,313	0.17%	$71,978	0.83%	$25,226	1.32%	$162,386	0.94%	$309,903	0.82%

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.3 billion as of December 31, 2021, a decrease of $868.8 million, or 28%, compared to $3.1 billion at December 31, 2020, which reflects our decision to continue to reduce our significant liquidity position through planned deposit runoff. Our time deposits decreased by $780.2 million, or 47%, our money market, savings and NOW accounts decreased by $87.8 million, or 6%, and our noninterest-bearing demand deposits decreased by $0.8 million, or 1%, from December 31, 2020. Brokered deposits totaled $20.1 million at December 31, 2021, compared to $42.8 million at December 31, 2020. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250,000 and brokered deposits. Core deposits totaled $2.0 billion, or 88% of total deposits, at December 31, 2021 compared to $2.62 billion, or 85% of total deposits, at December 31, 2020.

On July 23, 2021, the Bank completed the sale of its Bellevue, Washington branch office pursuant to a definitive agreement the Bank entered into on March 19, 2021. This transaction included the transfer of $65.4 million in total deposits at a premium of $1.4 million, representing 2.1% of the total balance of deposits transferred.

The following table sets forth the distribution of average deposits by account type at the dates indicated.

	Year Ended December 31,
	2021			2020
		Percent of			Percent of
	Average	Total	Average	Average	Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Demand deposits	$62,875	2%	0.00%	$77,509	2%	0.00%
Money Markets, Savings and NOW	1,340,083	51%	0.24%	1,281,880	45%	0.74%
Time deposits	1,244,116	47%	1.20%	1,515,703	53%	1.85%
Total deposits	$2,647,074	100%	0.68%	$2,875,092	100%	1.30%

As of December 31, 2021 and 2020, the Bank had $440.0 million and $730.0 million, respectively, in uninsured deposits. The insured deposit data does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The portion of our U.S. time deposits, by account, that are in excess of the FDIC insurance limit of $250,000 was $92.9 million at December 31, 2021. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Federal Insurance of Deposit Accounts” for additional discussion of the FDIC insurance limits. The following table presents the amount of time deposits that are in excess of the FDIC insurance limit, segregated by time remaining until maturity, as of December 31, 2021:

At December 31, 2021
(In thousands)
Maturing Period:
Three months or less	$11,646
Over three months through six months	19,536
Over six months through twelve months	30,578
Over twelve months	31,108
Total	$92,868

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers. Our short-term FHLB advances consist primarily of advances of funds for one- or two-week periods.

At December 31, 2021 and 2020, outstanding FHLB borrowings totaled $150.0 million and $318.0 million, respectively. In the fourth quarter of 2021, the Bank used a portion of its excess cash to repay $157.0 million in FHLB borrowings before their maturity dates without incurring a prepayment penalty. There were no amounts outstanding on lines of credit with other banks. In addition, $65.0 million in principal amount of our Subordinated Notes, due April 15, 2026, remained outstanding as of December 31, 2021 and 2020.

At December 31, 2021, we had the ability to borrow an additional $385.5 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $11.5 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million.

Shareholders’ Equity

Total shareholders’ equity was $343.6 million at December 31, 2021, an increase of $24.0 million, or 8%, from December 31, 2020. In May 2021, we issued and sold 300,000 shares of common stock to our Chief Executive Officer pursuant to the terms of the stock purchase agreement entered into with our Chief Executive Officer at the time of his employment for total cash proceeds of $1.4 million.

In 2020, we repurchased 10,912 shares of common stock for $82, including commissions and fees (average repurchase price of $7.57 per share).

Results of Operations

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the year ended December 31, 2021, 2020 and 2019. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2021			2020			2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest‑earning assets
Loans(1)
Residential real estate and other consumer	$1,910,078	$89,985	4.71%	$2,273,146	$117,686	5.18%	$2,525,670	$139,635	5.53%
Commercial real estate	270,564	13,400	4.95%	264,006	13,374	5.07%	234,142	12,690	5.42%
Construction	154,920	10,235	6.61%	202,132	14,454	7.15%	172,265	14,469	8.40%
Commercial lines of credit	2,873	202	7.03%	17,632	1,188	6.74%	29,395	2,161	7.35%
Total loans	2,338,435	113,822	4.87%	2,756,916	146,702	5.32%	2,961,472	168,955	5.71%
Securities, includes restricted stock(2)	274,339	1,794	0.65%	251,003	3,618	1.44%	178,032	4,976	2.80%
Other interest‑earning assets	747,837	925	0.12%	585,484	1,043	0.18%	59,462	1,438	2.42%
Total interest‑earning assets	3,360,611	116,541	3.47%	3,593,403	151,363	4.21%	3,198,966	175,369	5.48%
Noninterest‑earning assets
Cash and due from banks	6,652			11,364			9,959
Other assets	40,881			60,288			72,269
Total assets	$3,408,144			$3,665,055			$3,281,194
Interest‑bearing liabilities
Money market, savings and NOW	$1,340,083	$3,224	0.24%	$1,281,880	$9,435	0.74%	$1,350,013	$18,479	1.37%
Time deposits(3)	1,244,116	14,892	1.20%	1,515,703	28,047	1.85%	1,111,601	27,214	2.45%
Total interest‑bearing deposits	2,584,199	18,116	0.70%	2,797,583	37,482	1.34%	2,461,614	45,693	1.86%
FHLB borrowings	294,095	3,118	1.06%	308,368	3,403	1.10%	262,939	3,991	1.52%
Subordinated notes, net	65,367	4,127	6.31%	65,255	4,713	7.22%	65,099	4,701	7.22%
Total borrowings	359,462	7,245	2.02%	373,623	8,116	2.17%	328,038	8,692	2.65%
Total interest‑bearing liabilities	2,943,661	25,361	0.86%	3,171,206	45,598	1.44%	2,789,652	54,385	1.95%
Noninterest‑bearing liabilities
Demand deposits(4)	62,875			77,509			92,010
Other liabilities(3)(4)	70,725			79,362			51,683
Shareholders’ equity	330,883			336,978			347,849
Total liabilities and shareholders’ equity	$3,408,144			$3,665,055			$3,281,194
Net interest income and spread(2)		$91,180	2.61%		$105,765	2.77%		$120,984	3.53%
Net interest margin(2)			2.71%			2.94%			3.78%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

(3) (4) Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has (3) reclassified accrued interest on outstanding time deposits from other liabilities to interest-bearing deposits and (4) reclassified custodial escrow balances maintained with serviced loans from other liabilities to noninterest-bearing deposits in the average consolidated balance sheets at December 31, 2020 and 2019.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest-bearing liabilities for the periods indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (2) changes attributable to rate (change in rate multiplied by the prior period’s volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	Year Ended			Year Ended
	December 31, 2021 vs 2020			December 31, 2020 vs 2019
	Increase			Increase
	(Decrease)		Net	(Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(17,714)	$(9,987)	$(27,701)	$(13,419)	$(8,530)	$(21,949)
Commercial real estate	328	(302)	26	1,549	(865)	684
Construction	(3,182)	(1,037)	(4,219)	2,308	(2,323)	(15)
Commercial lines of credit	(1,036)	50	(986)	(805)	(168)	(973)
Total loans	(21,604)	(11,276)	(32,880)	(10,367)	(11,886)	(22,253)
Securities, includes restricted stock	310	(2,134)	(1,824)	1,052	(2,410)	(1,358)
Other interest-earning assets	247	(365)	(118)	937	(1,332)	(395)
Total change in interest income	(21,047)	(13,775)	(34,822)	(8,378)	(15,628)	(24,006)
Change in interest expense:
Money market, savings and NOW	410	(6,621)	(6,211)	(890)	(8,154)	(9,044)
Time deposits	(4,428)	(8,727)	(13,155)	7,478	(6,645)	833
Total interest‑bearing deposits	(4,018)	(15,348)	(19,366)	6,588	(14,799)	(8,211)
FHLB borrowings	(154)	(131)	(285)	501	(1,089)	(588)
Subordinated notes, net	8	(594)	(586)	11	1	12
Total change in interest expense	(4,164)	(16,073)	(20,237)	7,100	(15,887)	(8,787)
Change in net interest income	$(16,883)	$2,298	$(14,585)	$(15,478)	$259	$(15,219)

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

Net interest income was $91.2 million for the year ended December 31, 2021, a decrease of $14.6 million, or 14%, from $105.8 million for the same period in 2020.

Interest income was $116.5 million for the year ended December 31, 2021, a decrease of $34.8 million, or 23%, from the same period in 2020. The decrease in interest income was primarily due to a shift in the balance sheet mix as average balance of loans decreased $418.5 million from the year ended December 31, 2020, while the average balance of lower-yielding securities and other interest-earning liquid assets increased $185.7 million during the same period. Our average yield on interest-earning assets decreased 74 basis points, to 3.47%, for the year ended December 31, 2021. The yield on our loan portfolio decreased primarily due to our variable rate loans resetting at lower interest rates in the current low interest rate environment and the origination of new loans at lower interest rates.

The decrease in our average balance of loans is primarily due to our loan repayments continuing to outpace loan production. The impact of the excess loan repayments was partially offset by the repurchase of Advantage Loan Program loans pursuant to previously disclosed offers to repurchase 100% of previously sold Advantage Loan Program loans from third-party investors. Such repurchases of Advantage Loan Program loans totaled $173.8 million during the year ended December 31, 2021. For greater detail regarding the changes to the balances of our loan types, see “—Financial Condition—Loan Composition.” The repurchased Advantage Loan Program loans were evaluated and considered to be performing at the acquisition date. Such repurchases have been funded through our cash on hand.

The average balance of our investment securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $1.0 billion for year ended December 31, 2021 compared to $836.5 million for the year ended December 31, 2020. These assets had an average yield of 0.27% for the year ended December 31, 2021. Although our cash and cash equivalents declined significantly at year end, much of this liquidity was utilized in the fourth quarter; therefore, for a significant portion of the year, we carried a higher balance of lower-earning liquid assets.

Interest expense was $25.4 million for the year ended December 31, 2021, a decrease of $20.2 million, or 44%, from the year ended December 31, 2020. The decrease was primarily due to the rate paid, as our average rate paid on interest-bearing liabilities decreased 58 basis points, to 0.86%. The rate paid on money market, savings and Now accounts have been lower due to the low interest rate environment and our time deposits have been repricing downward as they renew or are replaced at lower offering rates as part of our strategy to reduce our significant liquidity position. Our average balance of interest-bearing deposits decreased $213.4 million, or 8%, from the year ended December 31, 2020, to $2.6 billion. The decrease in deposits from December 31, 2020, reflects our decision to reduce our liquidity position.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.71% for the year ended December 31, 2021, down 23 basis points from 2.94% for the year ended December 31, 2020. The interest rate spread was 2.61% for the year ended December 31, 2021, down 16 basis points from 2.77% for the year ended December 31, 2020. Our net interest margin and interest rate spread were negatively impacted during the year ended December 31, 2021 by a substantial increase in highly liquid, lower yielding interest-earning assets on our balance sheet, as part of our strategy commenced in 2020 to increase liquidity in order to reduce our risk profile. The significant decline in this excess liquidity occurred in the second half of 2021, thus leading to increases in our interest spread and interest margin in the third and fourth quarters of 2021 while the overall interest spread and net interest margin declined for the year ended December 31, 2021 compared to the same period in 2020. The declines in net interest margin and interest rate spread were also impacted by a decrease in the average rate on interest earning assets of 74 basis points, partially offset by a decrease in the cost of average interest-bearing liabilities of 58 basis points. A discussion of the effects of changing interest rates on net interest income is set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

Provision (Recovery) for Loan Losses. Our recovery for loan losses was $8.3 million for the year ended December 31, 2021, compared to a provision for loan losses of $54.9 million for the year ended December 31, 2020. Our recovery for loan losses is primarily attributable to the decrease of our total loan portfolio from $2.5 billion at December 31, 2020 to $2.0 billion at December 31, 2021 that has resulted primarily from the decline in our loan production as a result of the discontinuation of the Advantage Loan Program and the absence of new loan products combined with the continued accelerated repayment of our outstanding Advantage Loan Program loans. The recovery also reflects improvement in the credit quality of our loans held for investment in 2021, including the effects of the $81.0 million decrease of Special Mention, Substandard and Doubtful loans and the $54.1 million decrease in impaired loans from December 31, 2020 to December 31, 2021. Our total allowance for loan losses decreased to $56.5 million, or 2.81% of total portfolio loans, at December 31, 2021, compared to $72.4 million, or 2.89% of total portfolio loans, at December 31, 2020. See “—Financial Condition—Loan Portfolio Composition” for further discussion regarding loan originations, repayments and the sales and repurchases of loans.

Non-interest Income. The components of non-interest income were as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$509	$426	$83	19%
Gain on sale of investment securities	—	179	(179)	(100)%
Gain on sale of mortgage loans held for sale	634	2,050	(1,416)	(69)%
Unrealized gains (losses) on equity securities	(142)	108	(250)	N/M
Gain on sale of branch office	1,417	—	1,417	100%
Net servicing income (loss)	(1,208)	(1,324)	116	9%
Income on cash surrender value of bank‑owned life insurance	1,286	1,160	126	11%
Other	3,310	1,737	1,573	91%
Total non‑interest income	$5,806	$4,336	$1,470	34%

N/M - not meaningful

Non-interest income of 5.8 million for the year ended December 31, 2021 reflected an increase of $1.5 million compared to $4.3 million for the same period in 2020. The increase in non-interest income is primarily attributable to the gain of $1.4 million recorded on the sale of the Bellevue, Washington branch office which was completed in July 2021 and $2.9 million received from one of our insurance carriers in settlement of one of our policies at the same time as the settlement of the class action lawsuit, which is included in other non-interest income. These increases were partially offset by a $1.4 million decrease in gains recognized on the sale of loans and $1.1 million decrease in investment management and advisory fees, as we discontinued offering such services after the sale of that business in December 2020.

Non-interest Expense. The components of non-interest expense were as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$28,220	$30,655	$(2,435)	(8)%
Occupancy and equipment	9,108	8,788	320	4%
Professional fees	24,709	32,646	(7,937)	(24)%
FDIC assessments	2,029	1,768	261	15%
Data processing	1,900	1,458	442	30%
Provision (recovery) of mortgage repurchase liability	(1,234)	2,527	(3,761)	N/M
Recovery for contingent losses, net	—	(10,000)	10,000	100%
Other	7,486	6,270	1,216	19%
Total non‑interest expense	$72,218	$74,112	$(1,894)	(3)%

N/M – not meaningful

Non-interest expense of $72.2 million for the year ended December 31, 2021 reflected a decrease of $1.9 million, or 3%, compared to $74.1 million for the year ended December 31, 2020. The decrease in non-interest expense was primarily attributable to decreases in professional fees of $7.9 million and salaries and employee benefits expense of $2.4 million. In addition, non-interest expense for the year ended December 31, 2020 included an increase of $2.5 million in our contingent liability and the establishment of an insurance recovery of $12.5 million as a result of the awards related to our previously disclosed litigation and investigations stemming from the Advantage Loan Program. Salaries and employee benefits expense for the year ended December 31, 2021 included $6.5 million in employee retention credits, as previously discussed, which resulted in a net reduction of salaries and employee benefits expense. Absent realizing the payroll tax credit, salaries and employee benefits expense would have increased. The increase in salaries and employee benefits expense is primarily attributable to adding qualified personnel in key positions in 2021. The decrease in professional fees was primarily due to a reduction in incurred legal fees in connection with the settlement of the class action lawsuit, the completion of significant projects that were required by our formal agreement with the OCC and reimbursements of $3.8 million that were received from our insurance carriers related to litigation expenses previously incurred by the Company. Non-interest expense for the year ended December 31, 2021 included a $1.0 million accrual for certain errors during the years 2009 through 2020 that were identified during our systems conversion project, as previously disclosed in the second quarter of 2021.

Income Tax (Benefit) Expense. We recorded an income tax expense of $9.6 million, or effective tax rate of 29.2% for the year ended December 31, 2021, compared to income tax benefit of $(5.9) million, or effective tax rate of (31.3)% for the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. Our primary sources of funds consist of deposit inflows, loan repayments and FHLB borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operations and additional liquidity measures, if determined to be necessary. The following table summarizes information about our material short and long-term cash requirements as of December 31, 2021 based on contractual payment dates from our known contractual and other obligations and does not reflect the impact of prepayments or early redemptions that may occur:

	Contractual Maturities as of December 31, 2021
		More Than	More Than
		One Year	Three Years
	Less Than	Through	Through	Over
	One Year	Three Years	Five Years	Five Years	Total

	(In thousands)
Long‑term FHLB advances(1)	$—	$—	$—	$150,000	$150,000
Subordinated notes(2)	—	—	65,000	—	65,000
Noncancelable operating lease obligations(3)	4,110	7,687	5,751	3,508	21,056
Time deposits	646,605	231,479	13,736	—	891,820
Projected interest payments on debt(4)	5,347	10,708	7,893	3,732	27,680
Total	$656,062	$249,874	$92,380	$157,240	$1,155,556
(1)	At December 31, 2021, the FHLB advances are callable by the FHLB as follows: $100 million in February 2022 and quarterly thereafter until February 2030; and $50 million in May 2024.
(2)	Subordinated notes exclude unamortized debt premium of $343 thousand. At any time, the Company may redeem the subordinated notes, in whole or part, in an amount equal to the outstanding principal amount being redeemed plus accrued interest.
(3)	Our operating lease obligations include contractual payments required under our noncancelable operating lease contracts.
(4)	Projected interest payments on debt include interest payments on subordinated notes and interest payments on the Company’s FHLB advances. Projected interest payments on variable rate borrowings are calculated based on current rates as of December 31, 2021.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021 and 2020, cash and due from banks totaled $411.7 million and $998.5 million, respectively; interest-bearing time deposits with other banks totaled $1.2 million and $7.0 million, respectively; debt securities available for sale, which provide additional sources of liquidity, totaled $308.7 million and $299.6 million, respectively.

At December 31, 2021, outstanding FHLB advances totaled $150.0 million, compared to $318.0 million at December 31, 2020, and there were no amounts outstanding on lines of credit with other banks during the years ended December 31, 2021 and 2020. In the fourth quarter of 2021, the Bank repaid $157.0 million in FHLB advances, before their maturity dates without incurring a prepayment penalty.

At December 31, 2021, we had the ability to borrow an additional $385.5 million from the FHLB, which included an available line of credit of $20.0 million. We also had available credit lines with other banks totaling $80.0 million.

Although we substantially reduced our excess liquidity during 2021, we believe that our existing liquidity combined with our borrowing capacity with the FHLB and our bank lines of credit, as well as the ability to obtain additional funds through brokered deposits, would allow us to manage any unexpected increase in loan demand or any unforeseen financial demand or commitment.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. During the year ended December 31, 2021 and 2020, the Company has repurchased pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $173.8 million and $69.6 million, respectively. In addition, we entered into an agreement with these investors to repurchase additional pools through July 2023. The aggregate principal balance of the loans in these pools at December 31, 2021 was $73.0 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will substantially reduce our liquidity. At December 31, 2021, the unpaid principal balance of the sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our offers were accepted totaled $142.8 million, which includes loans that we have committed to repurchase.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our consolidated balance sheets and involve elements of credit and interest rate risk in excess of the amount recorded in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. At December 31, 2021, we had $69.4 million in loan commitments outstanding and $24 thousand in standby letters of credit. At December 31, 2020, we had $181.0 million in loan commitments outstanding and $24 thousand in standby letters of credit.

As of December 31, 2021, time deposits due within one year were $646.6 million, or 29% of total deposits. Total time deposits at December 31, 2021 were $891.8 million, or 39% of total deposits. As of December 31, 2020, time deposits due within one year were $1.3 billion, or 41% of total deposits. Total time deposits at December 31, 2020 were $1.7 billion, or 53% of total deposits. In July 2021, the Bank completed the sale of its Bellevue, Washington branch office. The sale included the transfer of all deposit accounts of $65.4 million located at the branch, as well as the transfer of all branch premises and equipment. The transaction resulted in a net cash payment to the purchaser of $63.5 million, which was funded through our excess liquidity.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the year ended December 31, 2021, we originated $193.2 million of loans and purchased $150.2 million of investment securities. During the year ended December 31, 2020, we originated $387.5 million of loans and purchased $396.6 million of investment securities. Cash flows provided by loan payoffs totaled $792.9 million and $656.9 million during the year ended December 31, 2021 and 2020, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $868.8 million in 2021, from $3.1 billion at December 31, 2020. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC or other supervisory enforcement action. At December 31, 2021, the Bank is required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of the OCC Agreement. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated notes and stock repurchases. At December 31, 2021, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. There have been no redemptions on the subordinated notes. Interest expense on the subordinated notes was $4.1 million and $4.7 million for the years ended December 30, 2021 and 2020, respectively. The subordinated notes had an interest rate of 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the subordinated notes converted to a variable interest rate of the three-month LIBOR rate plus a margin of 5.82% (5.94% at December 31, 2021). In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023. Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the subordinated notes will bear interest at a rate based on SOFR.

The Company's ability to pay cash dividends is restricted by the terms of the subordinated notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the subordinated notes, as long as the subordinated notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized under applicable regulatory capital requirements. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

As long as we do not elect the Community bank leverage ratio, federal regulations will continue to require the Company and the Bank to meet several regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis including our needs for additional capital and ability to pay cash dividends. At December 31, 2021 and 2020, the Company and the Bank met all regulatory capital requirements to which they are subject, and the Bank was considered well capitalized for regulatory prompt corrective action purposes.

The following tables present our capital ratios as of the indicated dates for the Company (on a consolidated basis) and the Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	December 31,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk‑weighted assets	N/A	8.00%	6.00%	29.02%	22.58%
Tier 1 (core) capital to risk‑weighted assets	N/A	6.00%	4.00%	24.08%	17.68%
Common Equity Tier 1 (CET1)	N/A	4.50%	3.00%	24.08%	17.68%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	N/A	4.00%	3.00%	11.47%	8.08%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	December 31,	December 31,
	Capitalized	Capitalized	Capitalized	2021	2020
Total adjusted capital to risk‑weighted assets	10.00%	8.00%	6.00%	28.07%	21.56%
Tier 1 (core) capital to risk‑weighted assets	8.00%	6.00%	4.00%	26.79%	20.27%
Common Equity Tier 1 (CET1)	6.50%	4.50%	3.00%	26.79%	20.27%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	5.00%	4.00%	3.00%	12.77%	9.20%

These capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At December 31, 2021 and 2020, the Company and the Bank held capital in excess of the CCB. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” for additional information about applicable capital requirements.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning December 31, 2021 and 2020. The table below demonstrates that we are asset sensitive at December 31, 2021 and 2020, with the asset sensitivity of our balance sheet increasing from December 31, 2020 primarily as a result of refining our key assumptions pertaining to non-maturity deposit sensitivity.

	At December 31,
	2021		2020
	Estimated		Estimated
	12‑Months		12‑Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$89,446	6%	$100,768	5%
300	89,738	7%	99,958	4%
200	89,266	6%	98,447	2%
100	86,909	3%	97,172	1%
0	84,214		96,252
−100	79,552	(6)%	92,993	(3)%

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

The following table presents, as of December 31, 2021 and 2020, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2020 in the up-rate scenario, primarily as a result of our periodic review of key assumptions pertaining to non-maturity deposit sensitivity.

	At December 31,
	2021		2020
	Economic		Economic
Change in Interest Rates (Basis Points)	Value of Equity	Change	Value of Equity	Change

	(Dollars in thousands)
400	$490,721	0%	$412,393	(2)%
300	500,308	2%	420,927	0%
200	506,761	3%	425,241	1%
100	505,676	3%	426,110	1%
0	490,567		420,561
−100	437,362	(11)%	350,307	(17)%

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

In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, the majority of which mature after December 31, 2021. Based on our transition progress to date, we have ceased originating LIBOR-based products since March 8, 2021 and began originating U.S. Treasury rate based loans after March 8, 2021. Our adjustable-rate loan products have a LIBOR-indexed reset feature which will continue. Pursuant to recent federal and New York State legislation, we have determined that our LIBOR-based loans and outstanding subordinated notes will convert to SOFR-based rates. See “Item 1A. Risk Factors—Risks Related to Interest Rates—Uncertainty relating to the LIBOR discontinuation and replacement may adversely affect our results of operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Sterling Bancorp, Inc.

Southfield, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sterling Bancorp, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2021	2020
Assets
Cash and due from banks	$411,676	$998,497
Interest-bearing time deposits with other banks	1,183	7,021
Investment securities	313,879	304,958
Loans held for sale	64,987	22,284
Loans, net of allowance for loan losses of $56,548 and $72,387 at December 31, 2021 and 2020, respectively	1,956,266	2,434,356
Accrued interest receivable	7,696	10,990
Mortgage servicing rights, net	2,722	5,688
Leasehold improvements and equipment, net	7,421	8,512
Operating lease right-of-use assets	18,184	19,232
Federal Home Loan Bank stock, at cost	22,950	22,950
Cash surrender value of bank-owned life insurance	33,033	32,495
Deferred tax asset, net	21,426	24,326
Other assets	15,407	22,736
Total assets	$2,876,830	$3,914,045
Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$63,760	$64,509
Interest-bearing deposits	2,197,975	3,066,004
Total deposits	2,261,735	3,130,513
Federal Home Loan Bank borrowings	150,000	318,000
Subordinated notes, net	65,343	65,341
Operating lease liabilities	19,400	20,497
Accrued expenses and other liabilities	36,725	60,103
Total liabilities	2,533,203	3,594,454

Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,460,932 shares and 49,981,861 shares at December 31, 2021 and 2020, respectively	82,157	80,807
Additional paid-in capital	14,124	13,544
Retained earnings	248,243	224,853
Accumulated other comprehensive income (loss)	(897)	387
Total shareholders’ equity	343,627	319,591
Total liabilities and shareholders’ equity	$2,876,830	$3,914,045

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Interest income
Interest and fees on loans	$113,822	$146,702	$168,955
Interest and dividends on investment securities and restricted stock	1,794	3,618	4,976
Other interest	925	1,043	1,438
Total interest income	116,541	151,363	175,369

Interest expense
Interest on deposits	18,116	37,482	45,693
Interest on Federal Home Loan Bank borrowings	3,118	3,403	3,991
Interest on subordinated notes	4,127	4,713	4,701
Total interest expense	25,361	45,598	54,385

Net interest income	91,180	105,765	120,984
Provision (recovery) for loan losses	(8,265)	54,865	(133)
Net interest income after provision (recovery) for loan losses	99,445	50,900	121,117

Non-interest income
Service charges and fees	509	426	444
Gain on sale of investment securities	—	179	6
Gain on sale of mortgage loans held for sale	634	2,050	396
Gain on sale of portfolio loans	—	—	5,970
Unrealized gains (losses) on equity securities	(142)	108	114
Gain on sale of branch office	1,417	—	—
Net servicing income (loss)	(1,208)	(1,324)	238
Income on cash surrender value of bank-owned life insurance	1,286	1,160	1,275
Other	3,310	1,737	3,004
Total non-interest income	5,806	4,336	11,447

Non-interest expense
Salaries and employee benefits	28,220	30,655	29,503
Occupancy and equipment	9,108	8,788	8,988
Professional fees	24,709	32,646	5,984
FDIC assessments	2,029	1,768	436
Data processing	1,900	1,458	1,233
Net provision (recovery) of mortgage repurchase liability	(1,234)	2,527	7,823
Provision (recovery) for contingent losses, net	—	(10,000)	25,000
Other	7,486	6,270	8,706
Total non-interest expense	72,218	74,112	87,673

Income (loss) before income taxes	33,033	(18,876)	44,891
Income tax expense (benefit)	9,643	(5,909)	15,643
Net income (loss)	$23,390	$(12,967)	$29,248

Income (loss) per share, basic and diluted	$0.47	$(0.26)	$0.57

Weighted average common shares outstanding:
Basic	50,049,902	49,840,882	51,115,986
Diluted	50,139,310	49,840,882	51,127,879

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$23,390	$(12,967)	$29,248
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, arising during the year, net of tax effect of $(499), $129 and $56, respectively	(1,284)	320	210
Reclassification adjustment for gains included in net income (loss) of $—, $179, and $6, respectively, included in gain on sale of investment securities, net of tax effect of $—, $50 and $1, respectively	—	(129)	(5)
Total other comprehensive income (loss)	(1,284)	191	205
Comprehensive income (loss)	$22,106	$(12,776)	$29,453

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2019	53,012,283	$111,238	$12,713	$211,115	$(9)	$335,057
Net income	—	—	—	29,248	—	29,248
Repurchases of shares of common stock (Note 10)	(3,134,806)	(30,349)	—	—	—	(30,349)
Stock-based compensation	66,996	—	497	—	—	497
Other comprehensive income	—	—	—	—	205	205
Dividends distributed ($0.04 per share)	—	—	—	(2,044)	—	(2,044)
Balance at December 31, 2019	49,944,473	80,889	13,210	238,319	196	332,614
Net loss	—	—	—	(12,967)	—	(12,967)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	48,300	—	334	—	—	334
Other comprehensive income	—	—	—	—	191	191
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at December 31, 2020	49,981,861	80,807	13,544	224,853	387	319,591
Net income	—	—	—	23,390	—	23,390
Issuance of shares of common stock for cash ($4.50 per share) (Note 10)	300,000	1,350	—	—	—	1,350
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	187,607	—	626	—	—	626
Other comprehensive loss	—	—	—	—	(1,284)	(1,284)
Balance at December 31, 2021	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$23,390	$(12,967)	$29,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	(8,265)	54,865	(133)
Deferred income taxes	3,400	(12,305)	(6,052)
Gain on sale of branch office	(1,417)	—	—
Gain on sale of investment securities	—	(179)	(6)
Unrealized (gains) losses on equity securities	142	(108)	(114)
Amortization (accretion), net, on investment securities	2,380	598	(1,535)
Depreciation and amortization on leasehold improvements and equipment	1,754	1,608	1,621
Originations, net of principal payments, of loans held for sale	(9,995)	(174,700)	(96,418)
Proceeds from sale of mortgage loans held for sale	21,168	174,066	93,648
Gain on sale of mortgage loans held for sale	(634)	(2,050)	(396)
Gain on sale of portfolio loans	—	—	(5,970)
Net provision (recovery) of mortgage repurchase liability	(1,234)	2,527	7,823
Provision for contingent losses	—	2,500	25,000
Recovery of contingent losses	—	(12,500)	—
Increase in cash surrender value of bank-owned life insurance,net of premiums	(538)	(578)	(615)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	3,102	4,790	3,831
Stock-based compensation	626	334	497
Other	468	162	613
Change in operating assets and liabilities:
Accrued interest receivable	3,294	2,728	(189)
Other assets	14,718	(8,946)	5,032
Accrued expenses and other liabilities	(21,613)	(11,199)	4,908
Net cash provided by operating activities	30,746	8,646	60,793
Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	6,336	2,710	1,100
Purchases of interest-bearing time deposits with other banks	(498)	(8,706)	(1,025)
Maturities and principal receipts of investment securities	136,989	144,203	144,694
Sales of investment securities	—	99,971	2,914
Purchases of investment securities	(150,216)	(396,634)	(149,317)
Net decrease (increase) in loans	603,916	452,631	(162,775)
Purchases of portfolio loans	(179,341)	(69,465)	—
Proceeds from the sale of portfolio loans	—	—	173,382
Cash paid on sale of branch office	(63,545)	—	—
Purchase of leasehold improvements and equipment	(1,171)	(922)	(1,330)
Net cash provided by investing activities	352,470	223,788	7,643
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(803,341)	599,825	53,250
Proceeds from advances from Federal Home Loan Bank	—	100,000	2,476,000
Repayments of advances from Federal Home Loan Bank	(168,000)	(11,000)	(2,540,000)
Proceeds from issuance of shares of common stock	1,350	—	—
Repurchase of restricted shares to pay employee tax liability	(46)	—	—
Repurchase of shares of common stock	—	(82)	(30,349)
Dividends paid to shareholders	—	(499)	(2,044)
Net cash provided by (used in) financing activities	(970,037)	688,244	(43,143)
Net change in cash and due from banks	(586,821)	920,678	25,293
Cash and due from banks at beginning of period	998,497	77,819	52,526
Cash and due from banks at end of period	$411,676	$998,497	$77,819
Supplemental cash flows information
Cash paid for:
Interest	$50,751	$48,270	$38,196
Income taxes	37	13,906	21,246
Noncash investing and financing activities:
Transfers of residential and commercial real estate loans to loans held for sale	53,628	19,375	169,844
Transfers of residential real estate loans from loans held for sale	—	399	2,546
Right-of-use assets obtained in exchange for new operating lease liabilities	3,883	4,405	740

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations

Sterling Bancorp, Inc. (the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial lines of credit and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 28 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York and Southfield, Michigan.

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

In July 2021, the Bank completed the sale of its Bellevue, Washington branch office to First Federal Savings & Loan Association of Port Angeles (“First Federal”), a Washington state-chartered bank. The sale included the transfer of customer deposit accounts of $65,437 located at the branch, as well as the transfer of all branch premises and equipment. The transaction resulted in a net cash payment to First Federal of $63,545. The Bank recorded a gain on the sale of $1,417 during the year ended December 31, 2021.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the results of the Company and its wholly-owned subsidiary.

On December 21, 2020, QCM, LLC, doing business as Quantum Capital Management, a wholly-owned subsidiary of Quantum Fund, LLC and an indirect wholly-owned subsidiary of the Bank, completed the sale of substantially all of its assets, which consisted primarily of client advisory agreements, for aggregate consideration of $250. The operations of Quantum Capital Management were not significant.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Fair Value Measurements

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine its fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not readily available, the Bank uses present value techniques and other valuation methods, as disclosed in Note 15—Fair Values of Financial Instruments, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

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

Consolidated Statements of Cash Flows

The Company presents the cash flows from customer loans, deposit transactions and short-term borrowings on a net basis in its consolidated statements of cash flows.

Cash flows related to loans are classified within operating and investing activities in the consolidated statements of cash flows based on their initial classification of the loan.

Cash and Due from Banks

Cash and due from Banks includes cash and time deposits and other deposits held with other banks with original maturities of three months or less.

Interest-bearing Deposits with Other Banks

Interest-bearing deposits with other banks, consisting of certificates of deposit, have maturities greater than three months and are carried at cost. Each certificate of deposit is below the FDIC insurance limit of $250. Interest income is recorded when earned.

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At December 31, 2021 and 2020, residential real estate loans accounted for 83% and 81%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2021 and 2020, approximately 85% and 87%, respectively, of gross loans was originated with respect to properties or businesses located in California.

Starting December 9, 2019, the Bank suspended its Advantage Loan Program and announced on March 6, 2020 that it permanently discontinued this program. Loans originated under this program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including residential real estate loans held for sale of $11,359 at December 31, 2021, of which $8,671 were on nonaccrual status, and $19,375 at December 31, 2020, which were on nonaccrual status) totaled $1,185,458 and $1,515,248, or 69% and 74% of gross residential loans, at December 31, 2021 and 2020, respectively. Refer to Note 19—Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Employee Retention Credits Under the CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which was a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC through the third quarter of 2021. The ERC was equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and was capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed was $7,000 per employee for each of the first three quarters in 2021. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than just wages paid to employees not providing services).

The Company evaluated its eligibility for the ERC in the third quarter of 2021. The Company determined it qualified for the ERC for the first three quarters of 2021 because the Company’s gross receipts (which consisted of total interest income and other fees and income from banking activities and services) decreased more than 20% in 2021 from each of the respective quarters of 2019, the relevant criteria for the ERC. The Company has amended and filed certain payroll tax filings to apply for a refund for each of the first three quarters of 2021. The Company cannot reasonably estimate when it will receive the refunds.

Since there is not any U.S. GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, the Company accounted for the ERC by analogy to International Accounting Standards 20 (“IAS 20”). Under IAS 20, a business entity would recognize the credit on a systematic basis over the periods in which it recognizes the payroll expenses for which the grant (tax credit) is intended to compensate when there is reasonable assurance that the entity will comply with any conditions attached to the grant and the grant will be received. The Company has made an accounting policy election to record the ERC benefit as a reduction to payroll expenses.

During the year ended December 31, 2021, the Company recorded a benefit of $6,529 resulting in a net reduction of salaries and employee benefits expense in the consolidated statements of operations. The Company has recorded a grant receivable of $6,529 in other assets in the consolidated balance sheet at December 31, 2021.

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

If the Bank intends to sell the debt security or it is more likely than not that the Bank will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in the consolidated statements of operations. If the Bank does not intend to sell the debt security and it is more likely than not that the Bank will not be required to sell the debt security prior to recovery of its amortized cost basis, only the current period credit loss of any impairment of a debt security is recognized in the consolidated statements of operations, with the remaining impairment recorded in other comprehensive income (loss).

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

Management performs a qualitative assessment each reporting period to identify impairment of equity securities without readily determinable fair values. When a qualitative assessment indicates that an impairment exists, management determines the fair value of the investment and if the fair value is less than the investment’s carrying value, an impairment charge is recorded in income equal to the difference between the fair value and the carrying amount of the investment.

Loans Held for Sale

The Bank originates certain loans intended for sale in the secondary market. Loans held for sale are carried at the lower of amortized cost or fair value on an individual loan basis. The fair value of loans held for sale are primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to noninterest income in the consolidated statements of operations. Net gains and losses on loan sales are recorded as a component of non-interest income.

Performing residential real estate loans that are held for sale are generally sold with servicing rights retained. Upon the sale of an originated loan, the mortgage servicing right is recorded at its estimated fair value.

Loans that are originated and classified as held for investment are periodically sold in order to manage liquidity, asset credit quality, interest rate risk or concentration risk. Loans that are reclassified into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of amortized cost or fair value. Any changes in fair value attributable to credit deterioration at the time of transfer are charged against the allowance for loan losses.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at amortized cost, which includes the principal balance outstanding, net of unearned income, including unamortized loan fees and costs on originated loans, and allowances for loan losses. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized over the contractual lives of the respective loans as a yield adjustment using the effective interest method. Other credit-related fees are recognized as fee income, as a component of non-interest income.

Interest income on loans is accrued as earned using the interest method over the term of the loan. The accrual of interest income is discontinued at the time the loan is 90 days past due or earlier if conditions warrant (i.e., nonaccrual loan). In all cases, loans are placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, interest accrued and unpaid during prior periods is reversed. Any payments received on nonaccrual loans are applied to interest income on a cash basis if the loan is considered well secured. Otherwise, all payments received are applied first to outstanding loan principal amounts and then to the recovery of the charged off loan amounts. Any excess is treated as a recovery of interest and fees. Loans are returned to accrual status after all principal and interest amounts contractually due are made and future payments are reasonably assured. Accrued interest receivable related to loans is recorded separately from the amortized cost basis of loans on the Company’s consolidated balance sheets.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, as defined below, and classified as impaired.

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

Troubled Debt Restructurings

The Bank periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize the risk of loss. Loans that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed as part of the credit underwriting process.

Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Bank determines the amount of the allowance for loan losses in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses are charged against the allowance for loan losses when a loan is considered partially or fully uncollectible or has such little value that continuance as an asset is not warranted. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off.

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
B)Commercial Real Estate—Adverse economic developments or an overbuilt market may impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/SROs, industrial and other.
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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Mortgage Servicing Rights, net

Servicing assets (mortgage servicing rights) are recognized separately when residential real estate loans are sold with servicing rights retained by the Bank. Mortgage servicing rights are initially recorded at fair value, which is determined based on an internal valuation model that calculates the present value of estimated future net servicing income. The servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into non-interest income in the consolidated statements of operations in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recognized as income when earned. The amortization of mortgage servicing rights is netted against loan servicing income. The Bank also records late fees and ancillary fees related to loan servicing which were not material for the periods presented.

On a quarterly basis, servicing assets are evaluated for impairment based upon the fair value of the mortgage servicing rights compared to their carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the servicing asset is carried at fair value. Impairment is recognized through a valuation allowance for an individual grouping. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. The fair values of servicing assets are subject to significant fluctuations due to changes in estimated and actual prepayment speeds and default rates and losses.

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

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of FHLB borrowings and other factors and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of operations. Cash dividends received amounted to $609, $847 and $1,219 for the year ended December 31, 2021, 2020 and 2019, respectively.

Cash Surrender Value of Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain officers and employees. In addition, the Bank still owns policies on retired and former employees. Cash surrender value of bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Long-Lived Assets

Long-lived assets, such as leasehold improvements and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long-lived assets or asset groups to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and third-party independent appraisals.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Mortgage Repurchase Liability

In connection with portfolio loans sold in the secondary market, the Company makes customary representations and warranties about certain characteristics of each loan. The Company establishes a liability which may result from breaches in such representations and warranties. The mortgage repurchase liability reflects management’s estimate of such losses based on a combination of factors. The Company’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as expectations of future repurchase demands, economic factors, and findings from the Internal Review discussed in Note 19—Commitments and Contingencies. The actual loss on repurchases could vary significantly from the recorded repurchase liability, depending on the outcome of various factors.

Any loss on the repurchase of the Advantage Loan Program loans by the Company is charged against the mortgage repurchase liability, which is included in accrued expenses and other liabilities. The disposition of the mortgage servicing rights related to servicing the respective loans (as mortgage servicing of these loans was retained at the time of sale) is recorded in net servicing income (loss) in non-interest income in the consolidated statements of operations. The Advantage Loan Program loans that have been repurchased are then included in loans held for investment.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Investment management and advisory fees: Before December 2020, the Bank entered into contracts with certain customers to provide asset management services that continued indefinitely unless terminated in writing by either party to the contract. The Bank received a quarterly management fee, payable in advance, based on the customer’s assets held under management at the beginning of the period. These fees were earned over time as the Bank provided the contracted services and were assessed based on a tiered rate applied to the market value of assets held under management. The Bank did not earn performance-based incentives.

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

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on debt securities available for sale, net of income taxes, which is also recognized as a separate component of shareholders’ equity. The Company releases the income tax effects on unrealized gains and losses on debt securities available for sale that are reported in other comprehensive income (loss) on a security-by-security basis when debt securities are sold.

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

Assets Held under Administration and Investment Management and Advisory Fees

The Company does not include assets held in fiduciary or agency capacities in the consolidated balance sheets, as such assets held under administration are not assets of the Company. Fees from asset management activities were recorded on an accrual basis over the period in which the service was provided. Fees, as set forth in the underlying customer contract, are a function of the market value of assets administrated and managed. Effective December 21, 2020, the Bank no longer offers asset management services.

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

Recently Issued Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances and recoveries, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This update deferred the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies as defined by the U.S. Securities and Exchange Commission (the “SEC”). The Company, as a smaller reporting company as of the relevant measuring period, qualifies for this extension.

At this time, a cross-functional implementation team consisting of individuals from accounting, finance, servicing and information systems is working with the Bank’s loan system vendor, and they have developed an application to create credit loss estimation models and processes. The historical data set for model development has been finalized, and the credit loss estimation models have been developed and tested. Once the credit loss estimation models are finalized, the Bank will run the new credit loss estimation models in parallel with the current allowance for loan losses model to understand the differences in the models and assess the impact of the change. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2023, the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of ASU No. 2016-13 on its consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has reclassified custodial escrow balances maintained with serviced loans of $6,051 from accrued expenses and other liabilities to noninterest-bearing deposits and reclassified accrued interest of $25,496 on time deposits from accrued expenses and other liabilities to interest-bearing deposits in the consolidated balance sheet at December 31, 2020.

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at December 31, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$122,291	$106	$(229)	$122,168
Mortgage-backed securities	49,739	84	(386)	49,437
Collateralized mortgage obligations	137,662	530	(1,343)	136,849
Collateralized debt obligations	211	—	(8)	203
Total	$309,903	$720	$(1,966)	$308,657

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$138,742	$255	$—	$138,997
Mortgage-backed securities	33,743	72	(1)	33,814
Collateralized mortgage obligations	126,359	628	(391)	126,596
Collateralized debt obligations	214	—	(27)	187
Total	$299,058	$955	$(419)	$299,594

Securities with a fair value of $122,168 were pledged as collateral on FHLB borrowings at December 31, 2021.

All of the Company’s mortgage-backed securities, and a majority of the Company’s collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $529 and $816 at December 31, 2021 and 2020, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of December 31, 2021 and 2020.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Information pertaining to sales of debt securities available for sale for the year ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Proceeds	$—	$99,971	$2,914

Gross realized gains	$—	$337	$6
Gross realized losses	—	(158)	—
Total net realized gains	$—	$179	$6

The income tax expense related to the net realized gains was $50 and $1 for the year ended December 31, 2020 and 2019, respectively.

The amortized cost and fair value of U.S. Treasury and Agency securities at December 31, 2021 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$50,313	$50,306
Due after one year through five years	71,978	71,862
Mortgage-backed securities	49,739	49,437
Collateralized mortgage obligations	137,662	136,849
Collateralized debt obligations	211	203
Total	$309,903	$308,657

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at December 31, 2021 and 2020 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,865	$(229)	$—	$—	$49,865	$(229)
Mortgage-backed securities	7,878	(36)	8,729	(350)	16,607	(386)
Collateralized mortgage obligations	86,354	(1,342)	2,413	(1)	88,767	(1,343)
Collateralized debt obligations	—	—	203	(8)	203	(8)
Total	$144,097	$(1,607)	$11,345	$(359)	$155,442	$(1,966)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$5,694	$(1)	$—	$—	$5,694	$(1)
Collateralized mortgage obligations	75,740	(391)	—	—	75,740	(391)
Collateralized debt obligations	—	—	187	(27)	187	(27)
Total	$81,434	$(392)	$187	$(27)	$81,621	$(419)

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

As of December 31, 2021, the debt securities portfolio consisted of 29 debt securities, with 16 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2021, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

A collateralized debt obligation with a carrying value of $203 and $187 at December 31, 2021 and 2020, respectively, was rated high quality at inception, but it was subsequently rated by Moody’s as Ba1, which is defined as “speculative.” The issuers of the underlying investments (the collateral) of the collateralized debt obligation are primarily banks. Management uses in-house and third-party other-than-temporary impairment evaluation models to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The other-than-temporary impairment model considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers. Assumptions used in the model include expected future default rates and prepayments. The collateralized debt obligation remained classified as available for sale and represented $8 and $27 of the unrealized losses reported at December 31, 2021 and 2020, respectively.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2021 and 2020, equity securities totaled $5,222 and $5,364, respectively, and are included in investment securities in the consolidated balance sheets.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. At December 31, 2021 and 2020, equity securities with readily determinable fair values were $4,976 and $5,118, respectively. The following is a summary of unrealized and realized gains and losses recognized in the consolidated statements of operations:

	Year Ended
	December 31,
	2021	2020	2019
Net gains (losses) recorded during the period on equity securities	$(142)	$108	$114
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$(142)	$108	$114

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during 2021 and 2020. The investment was reported at $246 at December 31, 2021 and 2020.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 4—Loans

Loans Held for Sale

The major categories of loans held for sale were as follows:

	December 31,
	2021	2020
Residential real estate	$11,359	$22,284
Commercial real estate	53,628	—
Total loans held for sale	$64,987	$22,284

At December 31, 2021, loans held for sale includes nonaccrual loans of $18,026, consisting of residential real estate loans of $8,671 and commercial real estate loans of $9,355, of which one commercial real estate loan of $2,059 was considered a troubled debt restructuring.

During the year ended December 31, 2021, commercial real estate loans with a carrying value of $61,549 were reclassified as loans held for sale from loans held for investment due to management’s change in intent and decision to sell the loans. On the date of transfer, the amortized cost exceeded the fair value of the loans due to credit deterioration. The Bank recorded a charge-off of $7,921 to the allowance for loan losses, which established a new aggregate cost basis for the loans of $53,628 on the date of transfer. Subsequent to December 31, 2021, commercial real estate loans were sold to a third-party investor as disclosed in Note 21—Subsequent Events.

During the year ended December 31, 2020, nonaccrual residential real estate loans with a carrying value of $22,861 were reclassified as loans held for sale from loans held for investment due to management’s change in intent and decision to sell the loans. On the date of transfer, the amortized cost exceeded the fair value of the loans due to credit deterioration. The Bank recorded a charge-off of $3,486 to the allowance for loan losses, which established a new aggregate cost basis for the loans of $19,375 on the date of transfer.

Loans Held for Investment and Allowance for Loan Losses

The major categories of loans held for investment and the allowance for loan losses were as follows:

	December 31,
	2021	2020
Residential real estate	$1,704,231	$2,033,526
Commercial real estate	201,240	259,958
Construction	106,759	206,581
Commercial lines of credit	363	6,671
Other consumer	221	7
Total loans	2,012,814	2,506,743
Less: allowance for loan losses	(56,548)	(72,387)
Loans, net	$1,956,266	$2,434,356

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans totaling $557,410 and $630,197 were pledged as collateral on FHLB borrowings at December 31, 2021 and 2020, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2021, 2020 and 2019:

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Provision (recovery) for loan losses	(1,578)	(2,052)	(4,552)	(83)	—	—	(8,265)
Charge offs	—	(7,921)	(1,965)	—	—	—	(9,886)
Recoveries	1,414	639	259	—	—	—	2,312
Total ending balance	$32,202	$12,608	$11,730	$8	$—	$—	$56,548

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730
Provision (recovery) for loan losses	23,604	16,634	14,866	(237)	(2)	—	54,865
Charge offs	(3,594)	—	(707)	—	—	—	(4,301)
Recoveries	20	65	7	—	1	—	93
Total ending balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2019	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,826	$2,573	$3,273	$1,058	$1	$1,119	$21,850
Provision (recovery) for loan losses	(1,511)	2,509	542	(554)	—	(1,119)	(133)
Charge offs	—	—	—	(176)	—	—	(176)
Recoveries	21	161	7	—	—	—	189
Total ending balance	$12,336	$5,243	$3,822	$328	$1	$—	$21,730

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment by impairment methodology as of December 31, 2021 and 2020:

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$—	$159
Collectively evaluated for impairment	32,043	12,608	11,730	8	—	—	56,389
Total ending allowance balance	$32,202	$12,608	$11,730	$8	$—	$—	$56,548
Loans:
Loans individually evaluated for impairment	$350	$4,441	$14,984	$116	$—	$—	$19,891
Loans collectively evaluated for impairment	1,703,881	196,799	91,775	247	221	—	1,992,923
Total ending loans balance	$1,704,231	$201,240	$106,759	$363	$221	$—	$2,012,814

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$41	$287	$1,905	$4	$—	$—	$2,237
Collectively evaluated for impairment	32,325	21,655	16,083	87	—	—	70,150
Total ending allowance balance	$32,366	$21,942	$17,988	$91	$—	$—	$72,387
Loans:
Loans individually evaluated for impairment	$208	$20,974	$48,871	$3,981	$—	$—	$74,034
Loans collectively evaluated for impairment	2,033,318	238,984	157,710	2,690	7	—	2,432,709
Total ending loans balance	$2,033,526	$259,958	$206,581	$6,671	$7	$—	$2,506,743

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At December 31, 2021			Year Ended December 31, 2021
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$91	$65	$—	$79	$—	$—
Commercial real estate:
Retail	—	—	—	612	—	—
Hotels/Single-room occupancy hotels	4,459	4,441	—	14,370	—	—
Office	—	—	—	1,846	—	—
Other	—	—	—	68	—	—
Construction	15,004	14,984	—	30,239	231	218
Commercial lines of credit:
Private banking	116	116	—	1,034	8	8
Subtotal	19,670	19,606	—	48,248	239	226
With an allowance for loan losses recorded:
Residential real estate, first mortgage	273	285	159	281	3	3
Construction	—	—	—	2,541	219	200
Subtotal	273	285	159	2,822	222	203
Total	$19,943	$19,891	$159	$51,070	$461	$429

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	At December 31, 2020			Year Ended December 31, 2020
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$116	$94	$—	$96	$—	$—
Commercial real estate:
Retail	1,247	1,029	—	1,065	58	48
Hotels/Single-room occupancy hotels	11,428	11,419	—	5,221	—	—
Construction	42,669	41,951	—	29,395	964	744
Commercial lines of credit:
Private banking	—	—	—	1,505	42	35
C&I lending	3,857	3,857	—	1,184	—	—
Subtotal	59,317	58,350	—	38,466	1,064	827
With an allowance for loan losses recorded:
Residential real estate, first mortgage	114	114	41	116	5	4
Commercial real estate, hotels/single-room occupancy hotels	8,645	8,526	287	3,858	—	—
Construction	6,920	6,920	1,905	6,189	255	226
Commercial lines of credit, private banking	124	124	4	128	7	6
Subtotal	15,803	15,684	2,237	10,291	267	236
Total	$75,120	$74,034	$2,237	$48,757	$1,331	$1,063

	At December 31, 2019			Year Ended December 31, 2019
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$125	$98	$—	$104	$—	$—
Commercial real estate:
Retail	1,308	1,100	—	1,136	60	55
Multifamily	—	—	—	449	12	12
Office	—	—	—	378	25	25
Construction	17,156	17,112	—	6,682	582	575
Commercial lines of credit:
Private banking	1,245	1,245	—	—	—	—
C&I lending	—	—	—	67	5	5
Subtotal	19,834	19,555	—	8,816	684	672
With an allowance for loan losses recorded:
Residential real estate, first mortgage	116	117	43	118	5	5
Commercial lines of credit, private banking	132	132	5	136	7	7
Subtotal	248	249	48	254	12	12
Total	$20,082	$19,804	$48	$9,070	$696	$684

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding nonaccrual loans held for sale, by class of loans as of December 31, 2021 and 2020:

	At December 31,
	2021		2020
		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$45,439	$39	$20,043	$46
Residential second mortgage	236	—	686	—
Commercial real estate:
Retail	—	—	20	—
Hotels/Single-room occupancy hotels	4,441	—	19,945	—
Construction	12,499	—	41,873	—
Commercial lines of credit:
Private banking	—	—	2,285	—
C&I lending	—	—	1,572	—
Total	$62,615	$39	$86,424	$46

The following tables present the aging of the recorded investment in past due loans as of December 31, 2021 and 2020 by class of loans:

	30 ‑ 59	60 ‑ 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$24,044	$3,425	$45,478	$72,947	$1,617,509	$1,690,456
Residential second mortgage	107	—	236	343	13,432	13,775
Commercial real estate:
Retail	—	—	—	—	19,574	19,574
Multifamily	—	—	—	—	96,960	96,960
Office	—	—	—	—	12,382	12,382
Hotels/Single-room occupancy hotels	—	—	4,441	4,441	9,780	14,221
Industrial	—	—	—	—	7,320	7,320
Other	—	—	—	—	50,783	50,783
Construction	10,500	—	12,499	22,999	83,760	106,759
Commercial lines of credit:
Private banking	—	—	—	—	116	116
C&I lending	—	—	—	—	247	247
Other consumer	—	—	—	—	221	221
Total	$34,651	$3,425	$62,654	$100,730	$1,912,084	$2,012,814

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	30 ‑ 59	60 ‑ 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$37,819	$14,524	$20,089	$72,432	$1,943,602	$2,016,034
Residential second mortgage	362	134	686	1,182	16,310	17,492
Commercial real estate:
Retail	1,010	—	20	1,030	15,170	16,200
Multifamily	3,835	—	—	3,835	75,374	79,209
Office	—	—	—	—	27,061	27,061
Hotels/Single-room occupancy hotels	—	—	19,945	19,945	47,690	67,635
Industrial	—	—	—	—	13,186	13,186
Other	—	—	—	—	56,667	56,667
Construction	8,593	2,514	41,873	52,980	153,601	206,581
Commercial lines of credit:
Private banking	—	—	2,285	2,285	124	2,409
C&I lending	—	—	1,572	1,572	2,690	4,262
Other consumer	—	—	—	—	7	7
Total	$51,619	$17,172	$86,470	$155,261	$2,351,482	$2,506,743

The aging of the loans in the above table as of December 31, 2020 has not been adjusted for customers that were granted a payment deferral in response to COVID-19. These loans have been presented in the aging category that was applicable at the time of payment deferral. Interest continued to accrue on these loans while in forbearance. Refer to —Forbearance Loans for further information.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and other consumer loans, the Company also evaluates credit quality based on the aging status of the loan, which is presented above, and by payment activity. The Company reviews the status of nonperforming loans, which include loans 90 days past due and still accruing, and nonaccrual loans.

Troubled Debt Restructurings

At December 31, 2021 and 2020, the balance of outstanding loans identified as troubled debt restructurings, along with the allocated portion of the allowance for loan losses with respect to these loans, was as follows:

	At December 31,
	2021		2020
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Losses	Investment	Loan Losses
Residential real estate, first mortgage	$181	$39	$209	$41
Commercial real estate:
Retail	—	—	1,029	—
Hotels/Single-room occupancy hotels(1)	4,441	—	—	—
Construction	13,678	—	26,985	1,906
Commercial lines of credit, private banking	116	—	124	4
Total	$18,416	$39	$28,347	$1,951
(1)	The recorded investment included in Hotels/Single-room occupancy hotels was in Construction loans at December 31, 2020.

During the year ended December 31, 2021, there were no loans that defaulted for which the default occurred within one year of modification. At December 31, 2021, there were five loans totaling $15,752 in default that had been modified as troubled debt restructurings.

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

The terms of certain other loans have been modified during 2021 and 2020 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Forbearance Loans

As a response to the COVID-19 pandemic, the Company had offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions related to federally backed mortgage loans, which included loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by HUD or are insured or guaranteed by other listed agencies. Borrowers of such federally backed mortgage loans experiencing a financial hardship as a result of COVID-19 could request forbearance, regardless of delinquency status, for up to 360 days. Subsequently, the federal agencies extended these programs on multiple occasions into late 2021, but they have since expired. The California legislature responded by enacting some statewide eviction protections which are in some cases supplemented by local ordinances, while the New York legislature extended the state’s eviction moratorium until January 2022.

Certain provisions of the CARES Act encouraged financial institutions to practice prudent efforts to work with borrowers impacted by the COVID-19 pandemic. Under these provisions, a modification deemed to be COVID-19-related was not considered a troubled debt restructuring if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or January 1, 2022. The banking regulators issued similar guidance, which also clarified that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not troubled debt restructurings.

In this context, the Company implemented a COVID-19 forbearance program that generally provided for principal and interest forbearance for 120 days to residential borrowers with extensions available to qualified borrowers available for up to a maximum deferral period of twelve months, and these loans were not considered troubled debt restructurings. Under the forbearance program, interest continued to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest was added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of the note, thus extending the loan’s maturity date. The terms of commercial loan forbearances were reviewed and determined on a case-by-case basis, and these loans were not considered troubled debt restructurings. The Bank terminated the forbearance program, effective July 31, 2021.

Forbearance loans under the COVID-19 forbearance program totaled $15,785 at December 31, 2020. Total accrued interest receivables on these loans were $146 at December 31, 2020. There were no loans at December 31, 2021 under the COVID-19 forbearance program.

Foreclosure Proceedings

At December 31, 2021 and 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,780 and $5,320, respectively. Of the loans in formal foreclosure proceedings, $2,770 and $3,209 were included in loans held for sale in the consolidated balance sheets at December 31, 2021 and 2020, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans are classified as held for investment and receive an allocation of the allowance for loan losses consistent with a substandard loan loss allocation rate as these loans were classified as substandard at December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, the risk rating of loans by class of loans was as follows:

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,644,974	$—	$45,249	$233	$1,690,456
Residential second mortgage	13,539	—	236	—	13,775
Commercial real estate:
Retail	18,846	728	—	—	19,574
Multifamily	75,543	8,104	13,313	—	96,960
Office	10,413	—	1,969	—	12,382
Hotels/Single-room occupancy hotels	8,205	—	6,016	—	14,221
Industrial	7,320	—	—	—	7,320
Other	48,996	1,692	95	—	50,783
Construction	67,254	17,226	16,348	5,931	106,759
Commercial lines of credit:
Private banking	116	—	—	—	116
C&I lending	236	11	—	—	247
Other consumer	221	—	—	—	221
Total	$1,895,663	$27,761	$83,226	$6,164	$2,012,814

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,995,945	$—	$19,995	$94	$2,016,034
Residential second mortgage	16,806	—	686	—	17,492
Commercial real estate:
Retail	13,599	1,572	1,029	—	16,200
Multifamily	55,772	14,238	9,199	—	79,209
Office	12,014	1,623	13,424	—	27,061
Hotels/Single-room occupancy hotels	9,115	17,984	40,536	—	67,635
Industrial	5,867	—	7,319	—	13,186
Other	43,193	7,732	5,742	—	56,667
Construction	152,577	14,234	32,850	6,920	206,581
Commercial lines of credit:
Private banking	124	2,285	—	—	2,409
C&I lending	3,573	—	689	—	4,262
Other consumer	7	—	—	—	7
Total	$2,308,592	$59,668	$131,469	$7,014	$2,506,743

During the year ended December 31, 2021 and 2020, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $173,829 and $69,638, respectively. The Advantage Loan Program loans that have been repurchased and included in the loan portfolio have an outstanding principal balance of $171,185 and $57,039 at December 31, 2021 and 2020, respectively. For more information on the repurchases of Advantage Loan Program loans, refer to Note 19—Commitments and Contingencies.

During the year ended December 31, 2019, the Bank sold pools of residential real estate mortgages for $173,382 to third-party investors. The transactions resulted in full de-recognition of the mortgages (i.e., transferred assets) from the consolidated balance sheet and recognition of a gain on sale of portfolio loans of $5,970 for the year ended December 31, 2019.

Note 5—Leasehold Improvements and Equipment, net

Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2021 and 2020 are as follows:

	Estimated
	Useful
	Life
	(in years)	2021	2020
Leasehold improvements	*	$11,527	$11,259
Furniture and equipment	3 ‑ 7	14,568	14,361
Total		26,095	25,620
Less: accumulated depreciation and amortization		(18,674)	(17,108)
Leasehold improvements and equipment, net		$7,421	$8,512

*  Amortized over the shorter of the lease term or estimated useful life

The amount charged to occupancy and equipment in the consolidated statements of operations for depreciation and amortization was $1,754, $1,608 and $1,621 for the year ended December 31, 2021, 2020 and 2019, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 6—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2021 and 2020 are as follows:

	2021	2020
Residential real estate mortgage loan portfolios serviced for:
FNMA	$124,764	$171,553
FHLB	40,209	64,661
Private investors	142,810	429,816
Total	$307,783	$666,030

Custodial escrow balances maintained with these serviced loans were $5,501 and $6,051 at December 31, 2021 and 2020, respectively. These balances are included in noninterest-bearing deposits in the consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	2021	2020	2019
Mortgage servicing rights:
Beginning of year	$7,853	$10,845	$10,733
Additions	136	713	2,964
Amortization	(4,657)	(3,705)	(2,852)
End of year	3,332	7,853	10,845
Valuation allowance:
Beginning of year	2,165	1,080	100
Additions (recoveries)	(1,555)	1,085	980
End of year	610	2,165	1,080
Mortgage servicing rights, net	$2,722	$5,688	$9,765

Servicing fee income (loss), net of amortization of servicing rights and changes in the valuation allowance, was $(1,208), $(1,324) and $238 for the year ended December 31, 2021, 2020 and 2019, respectively.

The fair value of mortgage servicing rights was $2,916 and $5,841 at December 31, 2021 and 2020, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 17.6% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 52 months and a weighted average default rate of 0.2%. The fair value at December 31, 2020 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 22.5% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 43 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At December 31, 2021 and 2020, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 15—Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $891,820 and $1,672,019 at December 31, 2021 and 2020, respectively. Time deposits included brokered deposits of $20,109 and $42,751 at December 31, 2021 and 2020, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $244,868 and $487,340 at December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of time deposits, including brokered deposits, for the next five years were as follows:

2022	$646,605
2023	189,541
2024	41,938
2025	11,107
2026	2,629

Note 8—FHLB Borrowings

FHLB Advances

FHLB advances at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	Interest Rates	2020	Interest Rates
Long-term fixed-rate FHLB advances	$150,000	0.43% - 1.96%	$318,000	0.43% - 1.96%

At December 31, 2021, the Company has long-term fixed-rate advances of $150,000 with maturity dates ranging from May 2029 to February 2030. The advances require monthly interest-only payments with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. In the fourth quarter of 2021, the Bank repaid $157,000 in advances, before their maturity date without incurring a prepayment penalty. The remaining advances may be callable by the FHLB as follows: $100,000 in February 2022 and quarterly thereafter until February 2030; and $50,000 in May 2024. At December 31, 2021, the Bank had additional borrowing capacity of $365,465 from the FHLB.

FHLB Overdraft Line of Credit and Letters of Credit

The Bank has established a short-term overdraft line of credit agreement with the FHLB which provided for maximum borrowings of $50,000 through October 2021. The overdraft line of credit was renewed on substantially the same terms and provides for maximum borrowings of $20,000 through October 2022. The average amount outstanding during the year ended December 31, 2021 and 2020 was $7 and $18, respectively. Borrowings accrue interest at a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.43% and 0.46% at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, there were no outstanding borrowings under this agreement. The agreement has a one-year term.

In 2021, the Bank entered into irrevocable standby letters of credit arrangements with the FHLB totaling $11,500 to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 has a 16-month term and expires in July 2022. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. There were no borrowings outstanding on these standby letters of credit during the year ended December 31, 2021.

The long-term fixed-rate advances and the overdraft line of credit are collateralized by certain investment securities and loans. Refer to Note 3—Investment Securities for further information on securities pledged and Note 4—Loans for further information on loans pledged.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $80,000 and $100,000 at December 31, 2021 and 2020, respectively. There were no borrowings under these unsecured credit lines during the year ended December 31, 2021 and 2020.

Note 9—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	December 31,
	2021	2020
Subordinated notes	$65,000	$65,000
Unamortized note premium	343	411
Unamortized debt issuance costs	—	(70)
Total	$65,343	$65,341

The Notes bore interest at 7.0% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 5.94% and 7.0% at December 31, 2021 and 2020, respectively. Premiums and debt issuance costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $4,127, $4,713 and $4,701 for the year ended December 31, 2021, 2020 and 2019, respectively. The Notes mature in April 2026.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

No Par Common Stock

Holders of common stock are entitled to one vote per share on all matters submitted to shareholders and entitled to dividends at the sole direction of the board of directors. Dividends declared per common share were $0.01 and $0.04, and dividends paid on common stock were $499 and $2,044 for the year ended December 31, 2020 and 2019, respectively. The holders have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions with respect to such shares. The common stock is subordinate to the series preferred stock as described below with respect to dividend rights or rights upon liquidation, winding up and dissolution of the Company.

In May 2021, the Company issued and sold 300,000 unregistered shares of common stock to its Chief Executive Officer pursuant to the terms of the stock purchase agreement and employment agreement entered into at the time of his employment for cash consideration of $1,350 or $4.50 per share, the fair market value on the date of sale.

Stock Repurchase Program

The board of directors previously approved the repurchase of up to $50,000 of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status. As of December 31, 2021, the Company had $19,568 of common stock purchases remaining that may be made under the program.

In March 2020, the Company suspended the stock repurchase program for at least the near term in connection with issues related to the Advantage Loan Program. Refer to Note 19—Commitments and Contingencies for further information regarding the internal review of the Advantage Loan Program. The Company currently may not repurchase any common stock without approval of the FRB.

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

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Beginning in 2020, stock option awards vest ratably over three years (one-third per year) after the date of grant, while stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The board of directors approved the issuance of options to purchase 67,361 and 84,889 shares of common stock to certain key employees which are accounted for as equity awards during the year ended December 31, 2020 and 2019, respectively.

On June 5, 2020, the Company granted its Chief Executive Officer options to purchase 300,000 shares of common stock with an exercise price of $4.00 per share. The stock options vest one-third on January 1, 2021, one-third on the first anniversary of the date of grant and one-third on January 1, 2022. The stock options vest immediately upon the Chief Executive Officer’s termination due to death or disability and upon a change in control event, as defined in his employment agreement. In the event of termination other than for cause, the Chief Executive Officer's then vested stock options will remain exercisable for three years following termination, provided that the Chief Executive Officer remains in compliance with certain terms contained in his employment agreement.

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

The weighted average grant-date fair value of options issued in 2020 and 2019 was $1.29 and $3.20, respectively. The grant-date fair value of each stock option award was estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.49%	2.66%
Expected term (in years)	5.61	6.75
Expected stock price volatility	33.91%	26.26%
Dividend yield	0.10%	0.40%

A summary of the Company’s stock option activity as of and for the year ended December 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2021	377,882	$5.61	9.09	$162
Granted	—
Exercised	—
Forfeited/expired	(10,115)	12.62
Outstanding at December 31, 2021	367,767	$5.41	8.13	$525
Exercisable at December 31, 2021	226,550	$4.98	8.22	$350

The Company recorded stock-based compensation expense associated with stock options of $173, $200 and $137 for the year ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there was $31 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 0.83 years.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Restricted Stock Awards

Restricted stock awards are issued to non-employee directors and certain key employees. During the year ended December 31, 2021, the board of directors approved the issuance of 45,000 shares of restricted stock to non-employee independent directors and awarded 207,123 shares of restricted stock to certain key employees. During the year ended December 31, 2020, the board of directors approved the issuance of 151,874 shares of restricted stock to certain key employees. The restricted stock awards generally vest ratably over three years (one-third per year) after the date of grant. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2017 Plan and 2020 Plan, the outstanding restricted stock awards will immediately vest.

A summary of the restricted stock awards activity as of and for the year ended December 31, 2021 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2021	137,936	$7.90
Granted	252,123	4.99
Vested	(31,906)	7.67
Forfeited	(64,516)	6.14
Nonvested at December 31, 2021	293,637	$5.81

During the year ended December 31, 2021, the Company withheld 8,536 shares of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $46 associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $453, $134 and $360 for the year ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there was $1,096 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.03 years. The total fair value of shares vested during the year ended December 31, 2021 and 2020 was $249 and $100, respectively.

Note  12—Regulatory Capital Requirements

The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a thrift holding company, is subject to the capital adequacy requirements of the Federal Reserve. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Prompt corrective action regulations provide five classifications for depository institutions like the Bank, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators, in their discretion, can require the Company to lower classifications in certain cases. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the Company’s business, financial condition and results of operations.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

At December 31, 2021 and 2020, the Bank exceeded all capital requirements to be categorized as well capitalized, and the Company exceeded applicable capital adequacy requirements as presented below. The Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios at December 31, 2021 and 2020 are as follows:

			For Capital
			Adequacy		To be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$414,870	29.02%	$113,951	8.00%	N/A	N/A
Bank	400,836	28.07	113,868	8.00	$142,335	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	344,247	24.08	85,463	6.00	N/A	N/A
Bank	382,509	26.79	85,401	6.00	113,868	8.00
Common Equity Tier 1 (CET1)
Consolidated	344,247	24.08	64,097	4.50	N/A	N/A
Bank	382,509	26.79	64,051	4.50	92,518	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	344,247	11.47	120,039	4.00	N/A	N/A
Bank	382,509	12.77	119,859	4.00	149,824	5.00

			For Capital
			Adequacy		To be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total adjusted capital to risk-weighted assets
Consolidated	$407,733	22.58%	$144,466	8.00%	N/A	N/A
Bank	386,237	21.56	143,339	8.00	$179,174	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	319,204	17.68	108,350	6.00	N/A	N/A
Bank	363,224	20.27	107,504	6.00	143,339	8.00
Common Equity Tier 1 (CET1)
Consolidated	319,204	17.68	81,262	4.50	N/A	N/A
Bank	363,224	20.27	80,628	4.50	116,463	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	319,204	8.08	158,067	4.00	N/A	N/A
Bank	363,224	9.20	157,954	4.00	197,442	5.00

Under the Basel III capital rules, both the Company and the Bank must hold a capital conservation buffer ("CCB") consisting of at least 2.5% above the minimum risk-based capital ratios, or 7.0% for common equity Tier 1 (“CET1”) capital ratio, 8.5% for Tier 1 capital ratio and 10.5% for total capital ratio, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers and similar employees. At December 31, 2021 and 2020, the Company and the Bank’s CET1, Tier 1 and total capital ratios exceed all minimum requirements as well as the levels necessary to be deemed well capitalized and exceed the applicable CCB.

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

The Bank is currently required to obtain the prior approval of the OCC in order to pay dividends to the Company due to the existence of a formal agreement with the OCC. Refer to Note 19—Commitments and Contingencies. In addition, the Company currently is required to obtain the prior approval of the FRB in order to pay dividends to the Company’s shareholders.

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

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$23,390	$(12,967)	$29,248

Denominator:
Weighted average common shares outstanding, basic	50,049,902	49,840,882	51,115,986
Weighted average effect of potentially dilutive common shares:
Stock options	55,060	—	—
Restricted stock	34,348	—	11,893
Weighted average common shares outstanding, diluted	50,139,310	49,840,882	51,127,879

Income (loss) per share:
Basic	$0.47	$(0.26)	$0.57
Diluted	$0.47	$(0.26)	$0.57

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Stock options	69,546	359,234	167,255
Restricted stock	78,418	166,621	28,676
Total	147,964	525,855	195,931

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 14—Employee Benefit Plans

Defined Contribution Retirement Plan

The Bank maintains a defined contribution plan under which, prior to 2021, it made quarterly matching contributions in an amount equal to 100% of the lesser of the first 3% of the employee’s contribution or 3% of the employee’s base salary during such quarter. The employee must have been employed by the Bank on the date the matching contribution was made in order to have received it. In addition, the Bank also could make a contribution of up to 1% of the amount deferred or contributed, based on a tiered scale of its return on assets for the prior year. The matching contributions were made only up to the amount of the employee’s deferrals or contributions to the plan. The Bank also has the discretion to make additional contributions.

In 2021, the Bank amended the defined contribution plan to provide for an annual matching contribution in an amount equal to 100% of the lesser of the first 6% of the employee’s contribution or 6% of the employee’s eligible compensation and also provides that such matching contribution may be made in shares of the Company’s common stock. In this case, an employee’s 401(k) plan account would hold interests in a unitized stock fund instead of a direct interest in the shares of common stock. The employee is not required to be employed by the Bank on the date the matching contribution is made in order to receive it.

The Bank’s contributions to the plan were $935, $256 and $758 for the year ended December 31, 2021, 2020 and 2019, respectively.

Executive Incentive Retirement Plan Agreement

The Bank entered into individual executive incentive retirement plan agreements with six employees. These agreements provided for payments, if payable in accordance with their respective terms and in accordance with applicable law, upon a separation from service or a change of control (as defined in such agreements) if the individual has met specified vesting requirements. Each of these agreements also provided for death benefits in the event of death in active service to the Bank. In 2020, an agreement for a former employee was forfeited in connection with the individual’s termination of service. Under the terms of the remaining agreements, each of the employees was credited an additional amount to such employees’ book-entry incentive award account under the applicable agreement in 2020 based on a monthly crediting formula. The employee may have made an election to receive payments under the employee’s agreement as a lump sum or as an installment. In 2021, two employees who had retired from the Bank were paid in accordance with their respective agreements. Also, an agreement for a former employee was forfeited in connection with the individual’s termination of service. The aggregate liability accrued for potential payments under these agreements was $983 and $3,016 at December 31, 2021 and 2020, respectively. Periodic expense consisted of the Bank’s contribution which was made ratably over the build up period until retirement, adjusted for annual interest cost. The aggregate expense, net of forfeitures, for such agreements was $(470), $(141) and $290 for the year ended December 31, 2021, 2020 and 2019, respectively.

Split Dollar Life Insurance Agreement

The Bank has entered into split dollar life insurance agreements with respect to its controlling shareholder and former Chief Executive Officer of the Bank. Pursuant to the agreements with the Bank, a portion of the death benefits arising from life insurance policies owned by the Bank would be paid to beneficiaries designated by the controlling shareholder. The estimated present value of the cost to the Company of providing these death benefits and the associated accrued liability by the Company was $4,216 and $4,347 at December 31, 2021 and 2020, respectively. Payments of $31 were made to the controlling shareholder and former Chief Executive Officer during 2019, in accordance with the split dollar life insurance agreements.

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

Loans Held for Sale

Loans held for sale are carried at the lower of amortized cost or fair value. Loans held for sale may be carried at fair value on a nonrecurring basis when fair value is less than cost. The fair value is based on outstanding commitments from investors or quoted prices for loans with similar characteristics (Level 2).

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2021 and 2020:

		Fair Value Measurements at
		December 31, 2021
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury and Agency securities	$122,168	$48,827	$73,341	$—
Mortgage-backed securities	49,437	—	49,437	—
Collateralized mortgage obligations	136,849	—	136,849	—
Collateralized debt obligations	203	—	—	203
Equity securities	4,976	4,976	—	—

		Fair Value Measurements at
		December 31, 2020
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury and Agency securities	$138,997	$40,192	$98,805	$—
Mortgage-backed securities	33,814	—	33,814	—
Collateralized mortgage obligations	126,596	—	126,596	—
Collateralized debt obligations	187	—	—	187
Equity securities	5,118	5,118	—	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021 and 2020:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	2021	2020
Balance of recurring Level 3 assets at beginning of year	$187	$199
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	19	(10)
Principal maturities/settlements	(3)	(2)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of year	$203	$187

Unrealized losses on Level 3 investments for collateralized debt obligations were $8 and $27 at December 31, 2021 and 2020, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $5 and $7 for the year ended December 31, 2021 and 2020, respectively.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the consolidated balance sheets at December 31, 2021 and 2020, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

	Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$86	$—	$—	$86
Commercial real estate loans held for sale	53,628	—	53,628	—
Mortgage servicing rights	2,052	—	—	2,052

	Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$8,240	$—	$—	$8,240
Construction	5,015	—	—	5,015
Mortgage loans held for sale	19,375	—	19,375	—
Mortgage servicing rights	5,175	—	—	5,175

As discussed above, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following tables present quantitative information about Level 3 fair value measurements at December 31, 2021 and 2020:

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Impaired loans:
Residential real estate	$86	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15%)
Mortgage servicing rights	$2,052	Discounted cash flow	Discount rate	9.5% -12.0%
				(11.0)%
			Prepayment speed	10.5% -37.1%
				(19.7)%
			Default rate	0.1% -0.2%
				(0.2)%
(1)The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Impaired loans:
Commercial real estate	$8,240	Sales comparison approach/Income capitalization approach	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (36%)
Construction	$5,015	Hybrid of sales comparison and income capitalization approaches	Adjustments for differences between the comparable sales and income data for similar loans and collateral underlying such loans	N/A (15%)
Mortgage servicing rights	$5,175	Discounted cash flow	Discount rate	9.5% - 12.0% (11.6)%
			Prepayment speed	10.5% -37.0% (23.7)%
			Default rate	0.1% - 0.2% (0.2)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2021 and 2020, are as follows:

	Fair Value Measurements at December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$411,676	$411,676	$411,676	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Mortgage loans held for sale	11,359	11,809	—	11,809	—
Loans, net(1)	1,956,180	2,025,409	—	—	2,025,409

Financial Liabilities
Time deposits	891,820	894,049	—	894,049	—
Federal Home Loan Bank borrowings	150,000	152,560	—	152,560	—
Subordinated notes, net	65,343	65,073	—	65,073	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

(1)	Excludes impaired loans measured at fair value on a nonrecurring basis at December 31, 2021.

	Fair Value Measurements at December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$998,497	$998,497	$998,497	$—	$—
Interest-bearing time deposits with other banks	7,021	7,021	7,021	—	—
Mortgage loans held for sale	2,909	3,052	—	3,052	—
Loans, net	2,434,356	2,521,874	—	—	2,521,874
Financial Liabilities
Time deposits(1)	1,672,019	1,683,516	—	1,683,516	—
Federal Home Loan Bank borrowings	318,000	328,150	—	328,150	—
Subordinated notes, net	65,341	65,753	—	65,753	—

(1)	Time deposits include accrued interest of $25,496 at December 31, 2020 to be consistent with the 2021 presentation.

Note 16—Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$4,814	$4,489	$15,341
State	1,429	1,908	6,354
Total current expense	6,243	6,397	21,695
Deferred:
Federal	2,088	(8,373)	(3,995)
State	1,312	(3,933)	(2,057)
Total deferred expense (benefit)	3,400	(12,306)	(6,052)
Total income tax expense (benefit)	$9,643	$(5,909)	$15,643

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.1%
Effect of:
State taxes, net of federal benefit	6.6%	8.5%	4.0%
Non-deductible items	1.5%	—%	9.5%
Income on cash surrender value of bank-owned life insurance	(0.4)%	0.6%	(0.2)%
Other, net	0.5%	1.2%	0.4%
Effective tax rate	29.2%	31.3%	34.8%

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The components of deferred tax assets and liabilities at December 31, 2021 and 2020 comprised the following:

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$15,557	$20,185
Operating lease liabilities	5,337	5,715
Loans held for sale valuation allowance	2,180	—
Compensation plans	902	531
Accrued expenses	891	378
Interest on nonaccrual loans	833	686
Mortgage repurchase liability	812	2,705
State franchise tax	422	503
Supplemental retirement benefit plan	270	841
Other	709	393
Total deferred tax assets	27,913	31,937
Less: valuation allowance	(30)	—
Total deferred tax assets, net of valuation allowance	27,883	31,937
Deferred tax liabilities:
Operating lease right-of-use asset	(5,003)	(5,363)
Mortgage servicing rights	(749)	(1,586)
Other	(705)	(662)
Total deferred tax liabilities	(6,457)	(7,611)
Deferred tax asset, net	$21,426	$24,326

At December 31, 2021, the Company has a capital loss carryforward of $1,006. The capital loss can be carried forward and utilized against capital gains during the carryforward period which expires in December 2025. The Company has recorded a deferred tax asset of $277 reflecting the benefit of the capital loss carryforward.

As of December 31, 2021, a valuation allowance of $30 has been established against the portion of the deferred tax asset that is more likely than not to be realized. Realization of the remaining deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management evaluated the deferred tax assets for recoverability by considering negative and positive evidence. Based on the weight of all available evidence, the Company believes it is more likely than not that the deferred tax asset at December 31, 2021 will be realized through the future reversals of existing taxable temporary differences and projected future taxable income.

The Company is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service for the years after 2017.

There were no unrecognized tax benefits at December 31, 2021, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 17—Related Party Transactions

From time to time, the Company had made charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $375 and $900 to the foundation during the year ended December 31, 2020 and 2019, respectively.

In May 2021, the Company issued and sold unregistered shares of common stock to its Chief Executive Officer in exchange for cash consideration. Refer to Note 10—Shareholders’ Equity.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Bank had provided monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $79 and $105 during the year ended December 31, 2020 and 2019, respectively. The Bank terminated such data processing agreement, effective as of November 2020.

Related party leases are disclosed in Note 18—Operating Leases.

Note 18—Operating Leases

The Company leases its corporate headquarters and branch offices through noncancelable operating lease contracts. Such noncancelable operating lease contracts have remaining terms ranging from 2022 to 2030 and generally have options to extend for one or two five-year periods. The lease term may include options to extend the lease when it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement. The lease agreements, most often, provide for rental payments that increase over the lease term based on a fixed percentage or based on a specified consumer price index. Any changes in the consumer price index after the lease commencement date are considered variable lease payments and recorded in the period when incurred. Additionally, the Company, in most cases, is required to pay insurance costs, real estate taxes and other operating expenses such as common area maintenance.

The Company historically has leased certain storage and office space from entities owned by the Company’s controlling shareholders. These leases have been terminated as of December 31, 2020. Amounts paid under such leases totaled $203 and $236 for the year ended December 31, 2020 and 2019, respectively. The Company also subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $439, $277 and $274 for the year ended December 31, 2021, 2020 and 2019, respectively.

The Company’s operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets at December 31, 2021 and 2020. The lessors’ respective rates implicit in these operating leases and subsequent operating leases are generally not available and were not determinable from the terms of the lease. Therefore, the Company uses its incremental borrowing rate in determining the present value of the future lease payments when measuring the operating lease liabilities. The incremental borrowing rates are not observable, and therefore the rates are estimated primarily using observable borrowing rates on the Company’s FHLB advances. The FHLB borrowing rates are generally for over-collateralized advances with varying lengths of maturities. Therefore, the risk-free U.S. government bond rate and high-credit quality unsecured corporate bond rates are also considered in estimating the incremental borrowing rates. The Company’s incremental borrowing rates are developed considering its monthly payment amounts and the initial terms of its leases.

The components of lease expense, which are recorded in non-interest expense – occupancy and equipment, in the consolidated statements of operations for the year ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$4,377	$4,554	$4,507
Variable lease cost	1,136	959	1,235
Total	$5,513	$5,513	$5,742

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2022	$4,110
2023	3,899
2024	3,788
2025	3,260
2026	2,491
Thereafter	3,508
Total lease payments	21,056
Less: future interest costs(1)	(1,656)
Present value of lease liabilities	$19,400
(1)	Computed using the estimated interest rate for each lease

Other information related to the lease liabilities as of and for the year ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
Other Information	2021		2020		2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,355		$4,478		$4,307
Weighted average remaining lease term	5.53	years	6.60	years	6.83	years
Weighted average discount rate	2.94%		3.16%		3.54%

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At December 31, 2021, outstanding commitments to make loans consisted of fixed rate loans of $4,029 at interest rates ranging from 2.75% to 3.25% with maturities ranging from 15 to 30 years and variable rate loans of $19,581 at varying interest rates ranging from 3.00% to 3.625% at December 31, 2021 with maturities of 30 years.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At December 31, 2021, the unused lines of credit include residential second mortgages of $10,671 and construction loans of $35,134 totaling $45,805. These unused lines of credit are associated with variable rate commitments with interest rates ranging from 3.25% to 7.00% and maturities ranging from 1 month to 24 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2021 and 2020:

	2021	2020
Commitments to make loans	$23,610	$40,331
Unused lines of credit	45,805	140,665
Standby letters of credit	24	24

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Bank is fully cooperating with the OCC Investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC Investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business. The Bank has incurred and expects to continue to incur significant costs in its efforts to comply with the OCC Agreement and respond to the OCC Investigation, which are reflected in the Company’s results of operations for the year ended December 31, 2021, 2020 and 2019.

The Bank also has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. During 2021, the DOJ charged by criminal information the former managing director of residential lending of the Bank and two other former loan officers with conspiracy to commit bank and wire fraud in connection with the Advantage Loan Program, and each individual has pled guilty to that charge. The criminal information and plea agreement with respect to the former managing director of residential lending asserts that the individual acted with the knowledge and encouragement of certain former members of senior management. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth, or other aspects of the business. The Bank has and expects to continue to incur significant costs in its efforts to respond to the DOJ investigation in 2022.

The Company is currently under a formal investigation by the SEC. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Company has received document and information requests from the SEC and is fully cooperating with this investigation. Adverse findings in the SEC investigation could result in material losses due to penalties, disgorgement, costs and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth or other aspects of its business. Such adverse findings in any of the aforementioned government investigations could also have collateral consequences for the Company and the Bank, such as creating breaches of representation in certain third-party agreements and loss of eligibility to participate in certain government programs and programs of government sponsored entities.

In addition, the Company, certain of its current and former officers and directors and other parties were named as defendants in a shareholder class action captioned Oklahoma Police Pension and Retirement System v. Sterling Bancorp, Inc., et al., Case No. 5:20-cv-10490-JEL-EAS, filed on February 26, 2020 in the U.S. District Court for the Eastern District of Michigan. On April 16, 2021, the plaintiff, the Company and each of the other defendants entered into the final settlement agreement and submitted it to the court, which granted final approval on September 23, 2021. The final agreement provides for a single $12,500 cash payment in exchange for the release of all of the defendants from all alleged claims. The full amount of the settlement was funded by the Company’s insurance carriers under applicable insurance policies and placed into an escrow account for the benefit of the class and released to members of the class in the fourth quarter of 2021. The Company has no further financial or other obligation in regard to this matter.

In December 2019, the Company announced it had voluntarily suspended its Advantage Loan Program in connection with an internal review of the Advantage Loan Program and related matters (the “ Internal Review”). The primary focus of the Internal Review, which has been led by outside legal counsel under the direction of the Special Committee, has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. Results from the Special Committee’s Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company permanently discontinued the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects it to remain open during the pendency of the government investigations discussed herein, and it is possible additional work will be required in connection with the Internal Review.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company determined that, in the latter part of the fourth quarter of 2019, it became probable that a loss may be incurred with respect to the above mentioned pending investigations and litigations. Accordingly, at December 31, 2019, the Company established a liability of $25,000 for contingent losses based on additional information obtained during the course of the Internal Review and significant judgments by management. During the fourth quarter of 2020, the Company increased the liability for contingent losses by $2,500. At December 31, 2020, the Company had a liability of $27,500 for contingent losses.

Also, in December 2020, the Company concluded that an insurance recovery related to the contingent loss liability recorded for the class action lawsuit was probable. Therefore, a loss recovery receivable of $12,500 was recorded, in the amount of the total losses previously recorded at December 31, 2020. The loss recovery was recorded in non-interest expense in the statements of operations, which was where the contingent losses were previously recorded in the year ended December 31, 2019. The amount of the corresponding loss recovery receivable reflects the amount of the agreement in principle to settle the class action lawsuit that was ultimately paid by the Company’s insurance carriers in 2021. At December 31, 2021, the Company has a remaining liability of $15,000 for contingent losses.

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

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company alleging facts and claims substantially the same as many of the alleged facts and claims in the class action lawsuit (the “Shareholder Demand”). The Shareholder Demand requests that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company’s internal controls. Following receipt of the Shareholder Demand, the Company’s board of directors established a demand review committee consisting of independent directors, none of whom were named in the Shareholder Demand. During the course of an ongoing investigation conducted by the demand review committee, the demand review committee, on behalf of the Company, engaged in discussions with the opposing counsel resulting in an agreement in the form of a definitive stipulation of settlement. Refer to Note 21—Subsequent Events for further information.

Mortgage Repurchase Liability

During the period 2015 through 2019, the Company sold portfolio loans originated under the Advantage Loan Program to private investors in the secondary market. The Company also sells conventional residential real estate loans (which excludes Advantage Loan Program loans) in the secondary market primarily to Fannie Mae on an ongoing basis. In connection with these loans sold, the Company makes customary representations and warranties about various characteristics of each loan. The Company may be required pursuant to the terms of the applicable mortgage loan purchase and sale agreements to repurchase any previously sold loan or indemnify (make whole) the investor for which the representation or warranty of the Company proves to be inaccurate, incomplete or misleading. In the event of a repurchase, the Company is typically required to pay the unpaid principal balance, the proportionate premium received when selling the loan and certain expenses. As a result, the Company may incur a loss with respect to each repurchased loan.

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

In 2021, certain third-party investors accepted the above mentioned offer, from which the Company repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $173,829. These loans were previously sold to such third-party investors with servicing retained and were evaluated and considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a disposition of $2,381 of mortgage servicing rights and charged a loss of $5,511 against the mortgage repurchase liability. Pursuant to the agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans within the time ranges specified in the following table, with the specific date of repurchase within each range to be determined by the applicable investor. Losses expected to be incurred upon the repurchase of such loans are reflected in the mortgage repurchase liability.

Outstanding
Principal Balance at
Repurchase Date Range	December 31, 2021
February 28, 2022 – February 28, 2023	$15,164
May 21, 2022 – May 21, 2023	13,874
July 25, 2022 – July 25, 2023	17,211
Present – July 22, 2023	26,768
$73,017

The Bank's mortgage repurchase liability was $2,954 and $9,699 at December 31, 2021 and 2020, respectively. The repurchase liability is included in accrued expenses and other liabilities in the consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $237,049 and $562,139 at December 31, 2021 and 2020, respectively, including Advantage Loan Program loans totaling $142,810 and $429,816 at December 31, 2021 and 2020, respectively.

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

Activity in the mortgage repurchase liability was as follows:

	Year Ended
	December 31,
	2021	2020
Balance, beginning of period	$9,699	$7,823
Net provision (recovery)	(1,234)	2,527
Loss on loan repurchases	(5,511)	(651)
Balance, end of the period	$2,954	$9,699

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 20—Condensed Financial Information of Sterling Bancorp, Inc. (Parent Only)

Summarized financial information for Sterling Bancorp, Inc. (“Parent”) is shown below. The Parent has no significant operating activities.

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Cash held at Bank	$26,905	$20,952
Investment in subsidiaries	381,936	363,611
Other assets	1,777	13,914
Total assets	$410,618	$398,477
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Subordinated notes, net	$65,343	$65,341
Other liabilities	1,648	13,545
Total liabilities	66,991	78,886
Total shareholders’ equity	343,627	319,591
Total liabilities and shareholders’ equity	$410,618	$398,477

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
Expenses:
Interest expense	$4,127	$4,713	$4,700
Provision (recovery) for contingent losses, net	—	(10,000)	10,000
Other	3,574	6,135	803
Total expenses	7,701	848	15,503
Loss before income tax and equity in subsidiaries loss	(7,701)	(848)	(15,503)
Income tax benefit	2,108	246	4,496
Loss before equity in subsidiaries loss	(5,593)	(602)	(11,007)
Equity in subsidiaries income (loss)	28,983	(12,365)	40,255
Net income (loss)	$23,390	$(12,967)	$29,248
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(1,284)	191	205
Total comprehensive income (loss)	$22,106	$(12,776)	$29,453

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$23,390	$(12,967)	$29,248
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in subsidiaries (income) loss	(28,983)	12,365	(40,255)
Other	2	162	150
Change in operating assets and liabilities:
Other assets	12,137	(289)	(3,353)
Other liabilities	(11,897)	(7,452)	10,000
Net cash used in operating activities	(5,351)	(8,181)	(4,210)
Cash flows from investing activities
Capital contributed to subsidiary (Bank)	—	(50,000)	—
Dividends received from subsidiaries	10,000	—	19,002
Net cash provided by (used in) investing activities	10,000	(50,000)	19,002
Cash flows from financing activities
Proceeds from issuance of shares of common stock	1,350	—	—
Repurchase of shares of common stock	—	(82)	(30,349)
Repurchase of restricted shares to pay employee tax liability	(46)	—	—
Dividends paid to shareholders	—	(499)	(2,044)
Net cash provided by (used in) financing activities	1,304	(581)	(32,393)
Net increase (decrease) in cash	5,953	(58,762)	(17,601)
Cash held at Bank, beginning of year	20,952	79,714	97,315
Cash held at Bank, end of year	$26,905	$20,952	$79,714
Supplemental cash flows information:
Cash paid for:
Interest	$4,249	$4,550	$4,550

During 2020, the Parent made a capital contribution to the Bank of $50,000. The Parent received cash dividends from its subsidiaries of $10,000 and $19,002 during the year ended December 31, 2021 and 2019, respectively.

Note 21—Subsequent Events

Legal Proceedings

On January 21, 2022, the Company and the purported shareholder of the Company who made the Shareholder Demand, as disclosed in Note 19, entered into an agreement in the form of a definitive stipulation of settlement (the “Settlement”). Pursuant to the Settlement, the Company has agreed to adopt and implement substantial corporate governance reforms (the “Corporate Governance Enhancements”), many of which have been implemented, and pay attorneys’ fees and expenses in exchange for the release of all defendants from all alleged claims therein. The Corporate Governance Enhancements include, among other things, making certain amendments to both the Company’s Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws to end the staggered term of the Company’s board of directors, establishing certain board-level and management-level committees and making updates to the Company’s internal policies and practices. The Settlement provides customary releases of certain individuals and entities, including the current board of directors and certain former board members, and reserves for the Company’s board of directors the exclusive right to continue to evaluate and pursue claims against non-released individuals based on their conduct concerning, related to, or arising from the matters raised in the Shareholder Demand. The Settlement remains subject to court approval and other customary conditions. Reimbursement of the plaintiff attorneys’ fees and expenses of $650 due under the Settlement will be paid by the Company’s insurance carriers under applicable insurance policies.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Regulatory Capital Requirements

Subsequent to December 31, 2021, the Company, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements set forth under the Basel III capital rules for first-lien residential mortgage exposures. Previously, the Bank evaluated each Advantage Loan Program loan individually and not as a homogenous pool of loans. Had the Bank applied the 100% risk weight as of December 31, 2021, the Company's total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 21.24% and 17.34%, respectively, and the Bank's total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 20.55% and 19.28%, respectively. The Company and the Bank would have been well capitalized and exceeded all capital buffers at December 31, 2021 applying risk-weighting of 100% to its Advantage Loan Program loans.

Sale of Loans Held for Sale

In February 2022, the Company sold substantially all the commercial real estate loans reclassified to loans held for sale to a third party for cash proceeds of $49.4 million.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

In connection with management’s assessment of the Company’s internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, management identified the following material weaknesses in internal controls as of December 31, 2020:

Control Environment

Management had identified deficiencies in the control environment component of the COSO Framework that constituted material weaknesses, either individually or in the aggregate. Contributing factors include:

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

Risk Assessment

Management had previously identified deficiencies in the risk assessment component of the COSO Framework that aggregate to a material weakness. Specifically, the deficiencies related to the principles within the component related to identifying and assessing all of the risks in the Advantage Loan Program that may impact or create fraud risks or impact the materiality of such risks. As a result, the Company had yet to implement a comprehensive fraud risk assessment of the organization to ensure risks are adequately considered and appropriately addressed within the internal control environment of the Company. Such an assessment is required by the COSO framework.

Remedial Actions

Management’s remediation steps outlined below strengthened the Company’s internal control over financial reporting. As of December 31, 2021, management had implemented these enhanced procedures and control and successfully tested them. To remediate the material weaknesses identified above, management performed the following actions:

●	Suspended the Advantage Loan Program in December 2019, and subsequently permanently discontinued the program in March 2020.
●	Conducted the Internal Review of our lending operations, which resulted in the termination or resignation of a significant number of employees, including the top loan producers within the Advantage Loan Program, the former Chairman, President and Chief Executive Officer, the President of Commercial and Retail Banking and Chief Lending Officer and a Senior Vice President with primary responsibility for, among other things, oversight of the Advantage Loan Program.
●	Appointed experienced professionals in key leadership positions, including the newly established role of Chief Risk Officer in February 2020 and a new Chief Executive Officer in June 2020, who are helping to establish a tone at the top that demonstrates a commitment to integrity and ethical values.
●	Adopted clawback policies in compliance with Section 304 of the Sarbanes-Oxley Act that cover all officers and employees who earn incentive compensation in the form of bonuses or commissions.
●	Revised the Company's Code of Conduct to ensure employees' obligations regarding the reporting of any type of potentially suspicious activity are appropriately addressed.
●	Developed enhanced procedural manuals and training programs for loan personnel regarding the Bank's loan origination process, policies and procedures.
●	Implemented revised loan officer commission and branch incentive programs.
●	Built the Internal Audit staff with qualified and experienced employees who have enhanced the policies and procedures to ensure adherence to departmental and the Institute of Internal Auditors standards.
●	Developed a succession plan regarding the continued use of consultants in key executive-level positions.
●	Realigned organizational and compensation structures to industry standards.
●	Migrated to a SOX internal control environment in compliance with Sections 302 and 404 of the Sarbanes-Oxley Act.
●	Adopted two Board committees in 2021: Ethics and Compliance Committee and Risk Committee.
●	Appointed three new independent directors to the Board since September 2020.
●	Built an enterprise risk management function, including a corporate governance framework and risk and controls self-assessments.

●	Developed a comprehensive fraud risk assessment tool and conducted a comprehensive Fraud Risk Assessment (FRA) within the Company. The FRA established the foundation for comprehensive Fraud Risk Management (FRM), governance and oversight capability and demonstrated an institution-wide culture of supporting and promoting FRM.
●	Converted from a legacy core data processing system to a new non-proprietary core data processing system supplied by a third-party provider, which included a new BSA/AML system.

As a result of the foregoing remedial actions, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Except with respect to our remedial actions described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our board of directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our board of directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021 ("Proxy Statement"), which information is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Executive Officers” in the Proxy Statement is incorporated herein by reference. The Audit Committee of our board of directors and the information regarding audit committee financial experts are set forth under the caption "Board of Directors and Committees" in our Proxy Statement, which is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Sterling Bancorp, Inc. are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 173)

Consolidated Balance Sheets – As of December 31, 2021 and 2020

Consolidated Statements of Operations – For the year ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) – For the year ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity – For the year ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows – For the year ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of this report.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.2	Second Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		S-1/A		3.2	10/31/2017
3.4	Amended and Restated Bylaws of Sterling Bancorp, Inc.		S-1/A		3.4	10/31/2017
4.1	Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/2017
4.2	Description of Securities		10-K	12/31/2019	4.2	10/06/2020
10.1*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan		S-1/A		10.3	11/07/2017
10.2*	Form of Restricted Stock Award Agreement with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.1	03/27/2018

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.3*	Form of Notice of Grant of Stock with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.2	03/27/2018
10.4*	Sterling Bancorp, Inc. 2020 Omnibus Equity Incentive Plan		DEF 14A			11/09/2020
10.5*	Form of Restricted Stock Award Agreement (Employees and Consultants) with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.5	03/26/2021
10.6*	Form of Restricted Stock Award Agreement (Non-Employee Directors) with respect to the 2020 Omnibus Equity Incentive Plan		10 -K	12/31/2020	10.6	03/26/2021
10.7*	Form of Notice of Grant of Stock Option and Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.7	03/26/2021
10.8*	Form of Notice of Grant of Incentive Stock Option and Incentive Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.8	03/26/2021
10.9	Form of Subordinated Note Purchase Agreement by and among Sterling Bancorp, Inc. and the several purchasers of the Subordinated Notes and Form of Note		S-1		10.4	10/19/2017
10.10*	Agreement dated June 18, 2019 by and between Sterling Bank and Trust, F.S.B. and the Office of the Comptroller of the Currency		10-Q	06/30/2019	10.1	08/09/2019
10.11*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Thomas Lopp		10-K	12/31/2019	10.9	10/06/2020
10.12*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Michael Montemayor		10-K	12/31/2019	10.10	10/06/2020
10.13*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Steve Huber		10-K	12/31/2019	10.11	10/06/2020
10.14*	Amendment, dated January 1, 2021, to the Sterling Bank & Trust, F.S.B. Executive Incentive Retirement Plan by and between Sterling Bank & Trust, F.S.B. and Steve Huber		10-K	12/31/2020	10.14	03/26/2021
10.15*	Indemnification Agreement executed July 24, 2008 between Sterling Bancorp, Inc. and Gary Judd		10-K	12/31/2019	10.8	10/06/2020

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.16*	Employment Agreement dated as of April 1, 2017 between Sterling Bank & Trust F.S.B. and its affiliated entities and Peter Sinatra		10-K	12/31/2019	10.12	10/06/2020
10.17*	Employment Agreement entered into as of June 1, 2020 by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	06/01/2020
10.18*	Stock Purchase Agreement effective as of June 1, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.3	06/01/2020
10.19*	Nonqualified Stock Option Agreement dated as of June 5, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		10-K	12/31/2019	10.16	10/6/2020
10.20*	Change of Control Agreement dated March 10, 2021 by and between Sterling Bancorp, Inc. and Christine Meredith		10-K	12/31/2020	10.20	03/26/2021
21	Subsidiaries of Sterling Bancorp, Inc.	X
23.1	Consent of Crowe LLP	X
31.1	Section 302 Certification—Chief Executive Officer	X
31.2	Section 302 Certification—Chief Financial Officer	X
32.1	Section 906 Certification—Chief Executive Officer	X
32.2	Section 906 Certification—Chief Financial Officer	X
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2022

/s/ KAREN KNOTT Karen Knott	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ STEVEN E. GALLOTTA Steven E.Gallotta	Director	March 31, 2022

/s/ PEGGY DAITCH Peggy Daitch	Director	March 31, 2022

	Director	March 31, 2022
Seth Meltzer

	Director	March 31, 2022
Sandra Seligman

/s/ DENNY KIM Denny Kim	Director	March 31, 2022

/s/ TRACEY DEDRICK Tracey Dedrick	Director	March 31, 2022

/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	March 31, 2022

/s/ LYLE WOLBERG Lyle Wolberg	Director	March 31, 2022

	Director	March 31, 2022
Michael Donahue

	Director	March 31, 2022
Eboh Okorie