Form 10-Q
period 2022-03-31
Sterling Bancorp, Inc.
filed 2022-05-13
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value per share	SBT	NASDAQ Capital Market

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

As of May 6, 2022, 50,651,466 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$486,743	$411,676
Interest-bearing time deposits with other banks	1,183	1,183
Investment securities	364,361	313,879
Loans held for sale	12,230	64,987
Loans, net of allowance for loan losses of $52,455 and $56,548	1,822,186	1,956,266
Accrued interest receivable	6,655	7,696
Mortgage servicing rights, net	2,888	2,722
Leasehold improvements and equipment, net	7,144	7,421
Operating lease right-of-use assets	17,210	18,184
Federal Home Loan Bank stock, at cost	20,288	22,950
Cash surrender value of bank-owned life insurance	33,163	33,033
Deferred tax asset, net	20,865	21,426
Other assets	14,213	15,407
Total assets	$2,809,129	$2,876,830

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$64,944	$63,760
Interest-bearing deposits	2,135,228	2,197,975
Total deposits	2,200,172	2,261,735
Federal Home Loan Bank borrowings	150,000	150,000
Subordinated notes, net	65,326	65,343
Operating lease liabilities	18,421	19,400
Accrued expenses and other liabilities	33,804	36,725
Total liabilities	2,467,723	2,533,203

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,496,833 shares and 50,460,932 shares at March 31, 2022 and December 31, 2021, respectively	82,157	82,157
Additional paid-in capital	14,186	14,124
Retained earnings	253,503	248,243
Accumulated other comprehensive loss	(8,440)	(897)
Total shareholders’ equity	341,406	343,627
Total liabilities and shareholders’ equity	$2,809,129	$2,876,830

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Interest income
Interest and fees on loans	$23,868	$31,294
Interest and dividends on investment securities and restricted stock	835	390
Other interest	215	263
Total interest income	24,918	31,947

Interest expense
Interest on deposits	2,330	6,702
Interest on Federal Home Loan Bank borrowings	352	838
Interest on subordinated notes	964	1,180
Total interest expense	3,646	8,720

Net interest income	21,272	23,227
Provision (recovery) for loan losses	(4,289)	(737)
Net interest income after provision (recovery) for loan losses	25,561	23,964

Non-interest income
Service charges and fees	122	159
Gain on sale of mortgage loans held for sale	197	398
Unrealized losses on equity securities	(236)	(90)
Net servicing income (loss)	443	(430)
Income on cash surrender value of bank-owned life insurance	328	313
Other	557	103
Total non-interest income	1,411	453

Non-interest expense
Salaries and employee benefits	9,617	7,848
Occupancy and equipment	2,142	2,196
Professional fees	5,157	8,755
FDIC assessments	369	719
Data processing	805	346
Net recovery of mortgage repurchase liability	(213)	(153)
Other	1,546	1,623
Total non-interest expense	19,423	21,334

Income before income taxes	7,549	3,083
Income tax expense	2,289	758
Net income	$5,260	$2,325

Income per share, basic and diluted	$0.10	$0.05

Weighted average common shares outstanding:
Basic	50,191,288	49,851,202
Diluted	50,406,123	49,912,860

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$5,260	$2,325
Other comprehensive income (loss), net of tax:
Unrealized losses on investment securities, arising during the period, net of tax effect of $(2,933) and $(23), respectively	(7,543)	(59)
Comprehensive income (loss)	$(2,283)	$2,266

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2021	49,981,861	$80,807	$13,544	$224,853	$387	$319,591
Net income	—	—	—	2,325	—	2,325
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	36,082	—	105	—	—	105
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance at March 31, 2021	50,009,407	$80,807	$13,603	$227,178	$328	$321,916

Balance at January 1, 2022	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627
Net income	—	—	—	5,260	—	5,260
Repurchase of restricted shares to pay employee tax liability	(13,383)	—	(84)	—	—	(84)
Stock-based compensation	49,284	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(7,543)	(7,543)
Balance at March 31, 2022	50,496,833	$82,157	$14,186	$253,503	$(8,440)	$341,406

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$5,260	$2,325
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(4,289)	(737)
Deferred income taxes	3,494	245
Unrealized losses on equity securities	236	90
Amortization, net, on investment securities	86	576
Depreciation and amortization on leasehold improvements and equipment	391	408
Originations, net of principal payments, of loans held for sale	(698)	(7,980)
Proceeds from sale of mortgage loans held for sale	1,518	10,740
Gain on sale of loans originated for investment and loans held for sale	(197)	(398)
Net recovery of mortgage repurchase liability	(213)	(153)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(130)	(136)
Valuation allowance adjustments and amortization of mortgage servicing rights	(157)	1,136
Stock-based compensation	146	105
Other	(17)	43
Change in operating assets and liabilities:
Accrued interest receivable	1,041	551
Other assets	(1,586)	190
Accrued expenses and other liabilities	(3,687)	(4,094)
Net cash provided by operating activities	1,198	2,911

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	—	1,493
Maturities and principal receipts of investment securities	12,352	44,524
Purchases of investment securities	(73,632)	—
Proceeds received from redemption of Federal Home Loan Bank stock	2,662	—
Net decrease in loans	142,123	133,438
Purchases of portfolio loans	—	(90,862)
Principal payments received on commercial real estate loans held for sale	2,515	—
Proceeds from the sale of commercial real estate loans originated for investment	49,610	—
Purchases of leasehold improvements and equipment	(114)	(981)
Net cash provided by investing activities	135,516	87,612

Cash Flows From Financing Activities
Net decrease in deposits	(61,563)	(215,751)
Cash paid for surrender of vested shares to satisfy employee tax liability	(84)	(46)
Net cash used in financing activities	(61,647)	(215,797)
Net change in cash and due from banks	75,067	(125,274)
Cash and due from banks at beginning of period	411,676	998,497
Cash and due from banks at end of period	$486,743	$873,223

Supplemental cash flows information
Cash paid for:
Interest	$3,768	$11,582
Income taxes	82	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	530

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2022, and the condensed consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Form 10-K”).

Note 2— Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in the future periods may be based upon amounts that could differ from those estimates.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At March 31, 2022 and December 31, 2021, residential real estate loans accounted for 84% and 83%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At March 31, 2022 and December 31, 2021, approximately 85% of gross loans was originated with respect to properties or businesses located in the state of California.

In March 2020, the Bank permanently discontinued its Advantage Loan program. Loans originated under this program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including residential real estate loans held for sale of $10,262 and $11,359 at March 31, 2022 and December 31, 2021, respectively, of which $7,249 and $8,671 were on nonaccrual status at March 31, 2022 and December 31, 2021, respectively) totaled $1,058,794 and $1,185,458, or 67% and 69% of gross residential loans, at March 31, 2022 and December 31, 2021, respectively. Refer to Note 14—Commitments and Contingencies.

Recently Issued Accounting Guidance Not Yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings involving borrowings that are experiencing financial difficulty. Specifically, rather than applying the troubled debt restructuring recognition and measurement guidance, creditors will evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Also, losses associated with troubled debt restructurings should be incorporated in a creditor’s estimate of its allowance for credit losses. Public business entities are required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases. For entities that have not yet adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“2016-13”), ASU 2022-02 is effective when the entity adopts the guidance in ASU 2016-13. The Company is currently evaluating this ASU, along with its adoption of ASU 2016-13, as discussed below.

In June 2016, the FASB issued ASU No. 2016-13, which is intended to improve financial reporting by requiring recording of credit losses on loans and other financial instruments on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances and recoveries, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This update deferred the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies as defined by the SEC. The Company, as a smaller reporting company as of the relevant measuring period, qualified for this extension.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

At this time, a cross-functional implementation team consisting of individuals from accounting, finance, servicing and information systems is working with the Bank’s loan system vendor and consultants, and an application to create credit loss estimation models and processes has been developed. The historical data set for model development has been finalized, and the credit loss estimation models have been developed and tested. Once the credit loss estimation models have been finalized, the Bank will run the new credit loss estimation models in parallel with the current allowance for loan losses model to understand the differences in the models and assess the impact of the change. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2023, the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of ASU No. 2016-13 on its condensed consolidated financial statements.

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at March 31, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses:

	March 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$170,881	$40	$(3,278)	$167,643
Mortgage-backed securities	46,422	—	(2,378)	44,044
Collateralized mortgage obligations	153,584	348	(6,448)	147,484
Collateralized debt obligations	210	—	(6)	204
Total	$371,097	$388	$(12,110)	$359,375

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$122,291	$106	$(229)	$122,168
Mortgage-backed securities	49,739	84	(386)	49,437
Collateralized mortgage obligations	137,662	530	(1,343)	136,849
Collateralized debt obligations	211	—	(8)	203
Total	$309,903	$720	$(1,966)	$308,657

Securities with a fair value of $119,588 were pledged as collateral on FHLB borrowings at March 31, 2022.

All of the Company’s mortgage-backed securities, and a majority of the Company’s collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $480 and $529 at March 31, 2022 and December 31, 2021, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of March 31, 2022 and December 31, 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The amortized cost and fair value of U.S. Treasury and Agency securities at March 31, 2022 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately, as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities
Due less than one year	$50,200	$50,120
Due after one year through five years	120,681	117,523
Mortgage-backed securities	46,422	44,044
Collateralized mortgage obligations	153,584	147,484
Collateralized debt obligations	210	204
Total	$371,097	$359,375

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at March 31, 2022 and December 31, 2021 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury and Agency securities	$119,602	$(3,278)	$—	$—	$119,602	$(3,278)
Mortgage-backed securities	36,413	(1,496)	7,631	(882)	44,044	(2,378)
Collateralized mortgage obligations	102,154	(6,448)	—	—	102,154	(6,448)
Collateralized debt obligations	—	—	204	(6)	204	(6)
Total	$258,169	$(11,222)	$7,835	$(888)	$266,004	$(12,110)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury and Agency securities	$49,865	$(229)	$—	$—	$49,865	$(229)
Mortgage-backed securities	7,878	(36)	8,729	(350)	16,607	(386)
Collateralized mortgage obligations	86,354	(1,342)	2,413	(1)	88,767	(1,343)
Collateralized debt obligations	—	—	203	(8)	203	(8)
Total	$144,097	$(1,607)	$11,345	$(359)	$155,442	$(1,966)

As of March 31, 2022, the debt securities portfolio consisted of 31 debt securities, with 22 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2022, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At March 31, 2022 and December 31, 2021, equity securities totaled $4,986 and $5,222, respectively, and are included in investment securities in the condensed consolidated balance sheets.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. At March 31, 2022 and December 31, 2021, equity securities with readily determinable fair values were $4,740 and $4,976, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2022	2021
Net losses recorded during the period on equity securities	$(236)	$(90)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—
Unrealized losses recorded during the period on equity securities held at the reporting date	$(236)	$(90)

The Company has elected to account for its investment in a thinly traded restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the three months ended March 31, 2022 and 2021. The investment was reported at $246 at March 31, 2022 and December 31, 2021.

Note 4—Loans

Loans Held for Sale

The major categories of loans held for sale were as follows:

	March 31,	December 31,
	2022	2021
Residential real estate	$10,572	$11,359
Commercial real estate	1,658	53,628
Total loans held for sale	$12,230	$64,987

At March 31, 2022, loans held for sale includes nonaccrual residential real estate loans of $7,249. At December 31, 2021, loans held for sale includes nonaccrual loans of $18,026, consisting of residential real estate loans of $8,671 and commercial real estate loans of $9,355, of which one commercial real estate loan of $2,059 was considered a troubled debt restructuring.

In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

Loans Held for Investment and Allowance for Loan Losses

The major categories of loans held for investment and the allowance for loan losses were as follows:

	March 31,	December 31,
	2022	2021
Residential real estate	$1,580,759	$1,704,231
Commercial real estate	219,767	201,240
Construction	73,778	106,759
Commercial lines of credit	334	363
Other consumer	3	221
Total loans	1,874,641	2,012,814
Less: allowance for loan losses	(52,455)	(56,548)
Loans, net	$1,822,186	$1,956,266

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Loans totaling $519,498 and $557,410 were pledged as collateral on FHLB borrowings at March 31, 2022 and December 31, 2021, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(2,481)	1,096	(2,902)	(2)	—	(4,289)
Recoveries	190	5	1	—	—	196
Total ending balance	$29,911	$13,709	$8,829	$6	$—	$52,455

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	486	805	(2,023)	(5)	—	(737)
Recoveries	204	16	1	—	—	221
Total ending balance	$33,056	$22,763	$15,966	$86	$—	$71,871

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment by impairment methodology as of March 31, 2022 and December 31, 2021:

				Commercial
	Residential	Commercial		Lines of	Other
March 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$158	$—	$—	$—	$—	$158
Collectively evaluated for impairment	29,753	13,709	8,829	6	—	52,297
Total ending allowance balance	$29,911	$13,709	$8,829	$6	$—	$52,455
Loans:
Loans individually evaluated for impairment	$345	$—	$8,375	$115	$—	$8,835
Loans collectively evaluated for impairment	1,580,414	219,767	65,403	219	3	1,865,806
Total ending loans balance	$1,580,759	$219,767	$73,778	$334	$3	$1,874,641

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$159
Collectively evaluated for impairment	32,043	12,608	11,730	8	—	56,389
Total ending allowance balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Loans:
Loans individually evaluated for impairment	$350	$4,441	$14,984	$116	$—	$19,891
Loans collectively evaluated for impairment	1,703,881	196,799	91,775	247	221	1,992,923
Total ending loans balance	$1,704,231	$201,240	$106,759	$363	$221	$2,012,814

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At March 31, 2022			At December 31, 2021
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$87	$61	$—	$91	$65	$—
Commercial real estate:
Hotels/Single-room occupancy hotels	—	—	—	4,459	4,441	—
Construction	10,343	8,375	—	15,004	14,984	—
Commercial lines of credit,
Private banking	115	115	—	116	116	—
Subtotal	10,545	8,551	—	19,670	19,606	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	272	284	158	273	285	159
Total	$10,817	$8,835	$158	$19,943	$19,891	$159

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022			2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$63	$—	$—	$93	$—	$—
Commercial real estate:
Retail	—	—	—	1,023	—	—
Hotels/Single-room occupancy hotels	—	—	—	18,005	—	—
Construction	8,395	39	25	34,274	123	80
Commercial lines of credit,
Private banking	115	2	1	2,285	—	—
Subtotal	8,573	41	26	55,680	123	80
With an allowance for loan losses recorded:
Residential real estate, first mortgage	285	1	—	115	—	—
Construction	—	—	—	7,174	—	—
Commercial lines of credit,
Private banking	—	—	—	124	2	1
Subtotal	285	1	—	7,413	2	1
Total	$8,858	$42	$26	$63,093	$125	$81

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding nonaccrual loans held for sale, by class of loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$38,064	$38	$45,439	$39
Residential second mortgage	236	—	236	—
Commercial real estate:
Hotels/Single-room occupancy hotels	—	—	4,441	—
Construction	5,891	—	12,499	—
Total	$44,191	$38	$62,615	$39

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
March 31, 2022	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$19,577	$6,725	$38,102	$64,404	$1,503,375	$1,567,779
Residential second mortgage	—	—	236	236	12,744	12,980
Commercial real estate:
Retail	—	—	—	—	37,737	37,737
Multifamily	3,610	—	—	3,610	95,062	98,672
Office	—	—	—	—	12,267	12,267
Hotels/ Single-room occupancy hotels	—	—	—	—	15,614	15,614
Industrial	—	—	—	—	11,511	11,511
Other	—	—	—	—	43,966	43,966
Construction	—	—	5,891	5,891	67,887	73,778
Commercial lines of credit:
Private banking	—	—	—	—	115	115
C&I lending	—	—	—	—	219	219
Other consumer	—	—	—	—	3	3
Total	$23,187	$6,725	$44,229	$74,141	$1,800,500	$1,874,641

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$24,044	$3,425	$45,478	$72,947	$1,617,509	$1,690,456
Residential second mortgage	107	—	236	343	13,432	13,775
Commercial real estate:
Retail	—	—	—	—	19,574	19,574
Multifamily	—	—	—	—	96,960	96,960
Office	—	—	—	—	12,382	12,382
Hotels/Single-room occupancy hotels	—	—	4,441	4,441	9,780	14,221
Industrial	—	—	—	—	7,320	7,320
Other	—	—	—	—	50,783	50,783
Construction	10,500	—	12,499	22,999	83,760	106,759
Commercial lines of credit:
Private banking	—	—	—	—	116	116
C&I lending	—	—	—	—	247	247
Other consumer	—	—	—	—	221	221
Total	$34,651	$3,425	$62,654	$100,730	$1,912,084	$2,012,814

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Troubled Debt Restructurings

At March 31, 2022 and December 31, 2021, the balance of outstanding loans identified as troubled debt restructurings, along with the allocated portion of the allowance for loan losses with respect to these loans, was as follows:

	March 31, 2022		December 31, 2021
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Losses	Investment	Loan Losses
Residential real estate, first mortgage	$174	$38	$181	$39
Commercial real estate:
Hotels/Single-room occupancy hotels	—	—	4,441	—
Construction	8,375	—	13,678	—
Commercial lines of credit, private banking	115	—	116	—
Total	$8,664	$38	$18,416	$39

During the three months ended March 31, 2022, there were no loans modified as troubled debt restructurings. At March 31, 2022, there were three loans totaling $6,002 in default. At December 31, 2021, there were five loans totaling $15,752 in default that had been modified as troubled debt restructurings. During the three months ended March 31, 2021, the Bank modified the terms of two construction loans and one private banking loan with an extension of the maturity dates at the contract’s existing rate of interest, which was lower than the current market rate for a new loan with similar risk.

The terms of certain other loans have been modified during the three months ended March 31, 2022 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

Foreclosure Proceedings

At March 31, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,765 and $2,780, respectively. Of the loans in formal foreclosure proceedings, $2,755 and $2,770 were included in loans held for sale in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans are classified as held for investment and receive an allocation of the allowance for loan losses consistent with a substandard loan loss allocation rate as these loans were classified as substandard at March 31, 2022 and December 31, 2021, respectively.

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

(dollars in thousands, except share and per share amounts)

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable.

At March 31, 2022 and December 31, 2021, the risk rating of loans by class of loans was as follows:

		Special
March 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,529,677	$—	$37,871	$231	$1,567,779
Residential second mortgage	12,744	—	236	—	12,980
Commercial real estate:
Retail	37,737	—	—	—	37,737
Multifamily	77,654	11,531	9,487	—	98,672
Office	10,318	—	1,949	—	12,267
Hotels/ Single-room occupancy hotels	8,158	5,890	1,566	—	15,614
Industrial	11,511	—	—	—	11,511
Other	42,418	1,548	—	—	43,966
Construction	53,874	3,751	16,153	—	73,778
Commercial lines of credit:
Private banking	115	—	—	—	115
C&I lending	219	—	—	—	219
Other consumer	3	—	—	—	3
Total	$1,784,428	$22,720	$67,262	$231	$1,874,641

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,644,974	$—	$45,249	$233	$1,690,456
Residential second mortgage	13,539	—	236	—	13,775
Commercial real estate:
Retail	18,846	728	—	—	19,574
Multifamily	75,543	8,104	13,313	—	96,960
Office	10,413	—	1,969	—	12,382
Hotels/ Single-room occupancy hotels	8,205	—	6,016	—	14,221
Industrial	7,320	—	—	—	7,320
Other	48,996	1,692	95	—	50,783
Construction	67,254	17,226	16,348	5,931	106,759
Commercial lines of credit:
Private banking	116	—	—	—	116
C&I lending	236	11	—	—	247
Other consumer	221	—	—	—	221
Total	$1,895,663	$27,761	$83,226	$6,164	$2,012,814

During the three months ended March 31, 2021, the Bank repurchased a pool of Advantage Loan Program loans with a total outstanding principal balance of $87,944. There were no repurchases of Advantage Loan Program loans during the three months ended March 31, 2022. The Advantage Loan Program loans that have been repurchased and included in the loan portfolio have an outstanding principal balance of $156,012 and $171,185 at March 31, 2022 and December 31, 2021, respectively. For more information on the repurchases of Advantage Loan Program loans, refer to Note 14—Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 5—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Residential real estate mortgage loan portfolios serviced for:
FNMA	$120,105	$124,764
FHLB	38,296	40,209
Private investors	129,008	142,810
Total	$287,409	$307,783

Custodial escrow balances maintained with these serviced loans were $1,416 and $5,501 at March 31, 2022 and December 31, 2021, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended
	March 31,
	2022	2021
Mortgage servicing rights:
Beginning of period	$3,332	$7,853
Additions	9	74
Amortization	(253)	(2,072)
End of period	3,088	5,855
Valuation allowance:
Beginning of period	610	2,165
Additions (recoveries)	(410)	(936)
End of period	200	1,229
Mortgage servicing rights, net	$2,888	$4,626

Servicing fee income (loss), net of amortization of servicing rights and changes in the valuation allowance, was $443 and $(430) for the three months ended March 31, 2022 and 2021, respectively.

The fair value of mortgage servicing rights was $3,261 and $2,916 at March 31, 2022 and December 31, 2021, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at March 31, 2022 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 14.1% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 65 months and a weighted average default rate of 0.2%. The fair value at December 31, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 17.6% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 52 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At March 31, 2022 and December 31, 2021, the carrying amount of certain individual groupings exceeded their fair values, resulting in write-downs to fair value. Refer to Note 12—Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 6—Deposits

Time deposits, included in interest-bearing deposits, were $815,784 and $891,820 at March 31, 2022 and December 31, 2021, respectively. Time deposits included brokered deposits of $20,109 at December 31, 2021. There were no brokered deposits at March 31, 2022.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $228,784 and $244,868 at March 31, 2022 and December 31, 2021, respectively.

Note 7—FHLB Borrowings

FHLB Advances

FHLB borrowings at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,		December 31,
	2022	Interest Rates	2021	Interest Rates
Long-term fixed rate advances	$150,000	0.43% - 1.96%	$150,000	0.43% - 1.96%

At March 31, 2022, the Company has long-term fixed-rate advances of $150,000 with maturity dates ranging from May 2029 to February 2030.The advances require monthly interest-only payments with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. At March 31, 2022, the advances may be callable by the FHLB as follows: $100,000 in May 2022 and quarterly thereafter until February 2030; and $50,000 in May 2024. At March 31, 2022, the Bank had additional borrowing capacity of $323,547 from the FHLB.

FHLB Overdraft Line of Credit and Letters of Credit

The Bank has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the three months ended March 31, 2022. The average amount outstanding during the three months ended March 31, 2021 was $13. At March 31, 2022 and December 31, 2021, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 0.67% and 0.43% at March 31, 2022 and December 31, 2021, respectively. The agreement has a one-year term and terminates in October 2022.

In 2021, the Bank entered into irrevocable standby letters of credit arrangements with the FHLB totaling $11,500 to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 has a 16-month term and expires in July 2022. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. There were no borrowings outstanding on these standby letters of credit during the three months ended March 31, 2022 and 2021.

The long-term fixed-rate advances and the overdraft line of credit are collateralized by certain investment securities and loans. Refer to Note 3—Investment Securities for further information on securities pledged as collateral and Note 4—Loans for further information on loans pledged as collateral.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $80,000 at March 31, 2022 and December 31, 2021, respectively. There were no borrowings under these unsecured credit lines during the three months ended March 31, 2022 and 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 8—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	March 31,	December 31,
	2022	2021
Subordinated notes	$65,000	$65,000
Unamortized note premium	326	343
Total	$65,326	$65,343

The Notes bore interest at 7.0% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 6.06% and 5.94% at March 31, 2022 and December 31, 2021, respectively. Note premium costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $964 and $1,180 for the three months ended March 31, 2022 and 2021, respectively. The Notes mature in April 2026.

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

Note 9—Stock-based Compensation

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

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Beginning with grants in 2020, stock option awards vest ratably over three years (one-third per year) after the date of grant, while stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years. No stock option awards were granted during the three months ended March 31, 2022 and 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2022	367,767	$5.41	8.13	$525
Granted	—
Exercised	—
Forfeited/expired	(18,222)	9.67
Outstanding at March 31, 2022	349,545	$5.19	7.93	$930
Exercisable at March 31, 2022	344,356	$5.14	7.93	$930

The Company recorded stock-based compensation expense associated with stock options of $(13) and $57 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $8 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of less than one year.

Restricted Stock Awards

Restricted stock awards are issued to independent directors and certain key employees. The restricted stock awards generally vest ratably over three years (one-third per year) after the date of grant. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2017 Plan and the 2020 Plan, the outstanding restricted stock awards will immediately vest.

During the three months ended March 31, 2022, the board of directors approved the issuance of 53,681 shares of restricted stock, of which 45,000 shares were awarded to independent directors and 8,681 shares were awarded to key employees. During the three months ended March 31, 2021, the board of directors approved the issuance of 45,000 shares of restricted stock to independent directors.

During the three months ended March 31, 2022 and 2021, the Company withheld 13,383 shares and 8,536 shares of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $84 and $46, respectively,associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

A summary of the restricted stock awards activity for the three months ended March 31, 2022 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at January 1, 2022	293,637	$5.81
Granted	53,681	5.75
Vested	(54,437)	7.27
Forfeited	(4,397)	6.94
Nonvested at March 31, 2022	288,484	$5.51

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $159 and $48 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $1,216 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was $332 and $173, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 10—Regulatory Capital Requirements

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

The Bank, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements set forth under the Basel III capital rules for first-lien residential mortgage exposures commencing with the first quarter of 2022. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. The table below presents the Company’s and the Bank’s regulatory capital amounts and ratios applying the 100% risk weight as of March 31, 2022 for the Company’s and Bank’s total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets. Had the Bank applied the 100% risk weight as of December 31, 2021, the Company’s total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 21.24% and 17.34%, respectively, and the Bank’s total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 20.55% and 19.28%, respectively.

At March 31, 2022 and December 31, 2021, the Bank exceeded all capital requirements to be categorized as well capitalized, and the Company exceeded applicable capital adequacy requirements as presented below. The Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios at March 31, 2022 and December 31, 2021 are as follows:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$441,402	23.21%	$141,832	8.00%	N/A	N/A
Bank	412,395	23.29	141,649	8.00	$177,061	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	349,671	19.72	106,374	6.00	N/A	N/A
Bank	389,875	22.02	106,236	6.00	141,649	8.00
Common Equity Tier 1 (CET1)
Consolidated	349,671	19.72	79,780	4.50	N/A	N/A
Bank	389,875	22.02	79,677	4.50	115,089	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	349,671	12.23	114,339	4.00	N/A	N/A
Bank	389,875	13.65	114,261	4.00	142,827	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$414,870	29.02%	$113,951	8.00%	N/A	N/A
Bank	400,836	28.07	113,868	8.00	$142,335	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	344,247	24.08	85,463	6.00	N/A	N/A
Bank	382,509	26.79	85,401	6.00	113,868	8.00
Common Equity Tier 1 (CET1)
Consolidated	344,247	24.08	64,097	4.50	N/A	N/A
Bank	382,509	26.79	64,051	4.50	92,518	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	344,247	11.47	120,039	4.00	N/A	N/A
Bank	382,509	12.77	119,859	4.00	149,824	5.00

Under the Basel III capital rules, both the Company and the Bank must hold a capital conservation buffer (“CCB”) consisting of at least 2.5% above the minimum risk-based capital ratios, or 7.0% for common equity Tier 1 (“CET1”) capital ratio, 8.5% for Tier 1 capital ratio and 10.5% for total capital ratio, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers and similar employees. At March 31, 2022 and December 31, 2021, the Company and the Bank’s CET1, Tier 1 and total capital ratios exceed all the minimum requirements as well as the levels necessary to be deemed well capitalized and exceed the applicable CCB.

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

The Bank is currently required to obtain the prior approval of the OCC in order to pay dividends to the Company due to the existence of a formal agreement with the OCC. Refer to Note 14—Commitments and Contingencies. In addition, the Company currently is required to obtain the prior approval of the FRB in order to pay dividends to the Company’s shareholders.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 11—Income Per Share

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

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income	$5,260	$2,325

Denominator:
Weighted average common shares outstanding, basic	50,191,288	49,851,202
Weighted average effect of potentially dilutive common shares:
Stock options	108,203	49,790
Restricted stock	106,632	11,868
Weighted average common shares outstanding, diluted	50,406,123	49,912,860

Income per share:
Basic	$0.10	$0.05
Diluted	$0.10	$0.05

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended
	March 31,
	2022	2021
Stock options	49,545	74,882
Restricted stock	—	64,647
Total	49,545	139,529

Note 12—Fair Values of Financial Instruments

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

(dollars in thousands, except share and per share amounts)

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

Loans Held for Sale

Loans held for sale are carried at the lower of amortized cost or fair value. Fair value is determined based on outstanding commitments from investors or quoted prices for loans with similar characteristics (Level 2).

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

Mortgage Servicing Rights

Fair value of mortgage servicing rights is initially determined at the individual grouping level based on an internal valuation model that calculates the present value of estimated future net servicing income. On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon third-party valuations obtained. As disclosed in Note 5—Mortgage Servicing Rights, net, the valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income (Level 3).

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2022 and December 31, 2021:

		Fair Value Measurements at
		March 31, 2022
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury and Agency securities	$167,643	$94,492	$73,151	$—
Mortgage-backed securities	44,044	—	44,044	—
Collateralized mortgage obligations	147,484	—	147,484	—
Collateralized debt obligations	204	—	—	204
Equity securities	4,740	4,740	—	—

		Fair Value Measurements at
		December 31, 2021
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available-for-sale debt securities:
U.S. Treasury and Agency securities	$122,168	$48,827	$73,341	$—
Mortgage-backed securities	49,437	—	49,437	—
Collateralized mortgage obligations	136,849	—	136,849	—
Collateralized debt obligations	203	—	—	203
Equity securities	4,976	4,976	—	—

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Three Months Ended March 31,
	2022	2021
Balance of recurring Level 3 assets at beginning of period	$203	$187
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	2	7
Principal maturities/settlements	(1)	(1)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$204	$193

Unrealized losses on Level 3 investments for collateralized debt obligations was $6 and $8 at March 31, 2022 and December 31, 2021, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $1 for the three months ended March 31, 2022 and 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

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

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at March 31, 2022
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$88	$—	$—	$88
Mortgage servicing rights	1,470	—	—	1,470

	Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$86	$—	$—	$86
Commercial real estate loans held for sale	53,628	—	53,628	—
Mortgage servicing rights	2,052	—	—	2,052

As discussed above, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following tables present quantitative information about Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Impaired loans:
Residential real estate	$88	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15%)
Mortgage servicing rights	$1,470	Discounted cash flow	Discount rate	9.5% - 12.0% (11.6%)
			Prepayment speed	8.2% - 28% (18.9%)
			Default rate	0.1% - 0.2% (0.2%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
		Valuation		Range
	Fair Value	Technique	Unobservable Inputs	(Weighted Average)(1)
Impaired loans:
Residential real estate	$86	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15%)
Mortgage servicing rights	$2,052	Discounted cash flow	Discount rate	9.5% - 12.0% (11.0%)
			Prepayment speed	10.5% - 37.1% (19.7%)
			Default rate	0.1% - 0.2% (0.2%)

(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2022 and December 31, 2021, are as follows:

	Fair Value Measurements at March 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$486,743	$486,743	$486,743	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Loans held for sale	12,230	12,681	—	12,681	—
Loans, net(1)	1,822,098	1,827,208	—	—	1,827,208

Financial Liabilities
Time deposits	815,784	816,758	—	816,758	—
Federal Home Loan Bank borrowings	150,000	149,990	—	149,990	—
Subordinated notes, net	65,326	65,056	—	65,056	—
(1)	Excludes impaired loans measured at fair value on a nonrecurring basis at March 31, 2022.

	Fair Value Measurements at December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$411,676	$411,676	$411,676	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Loans held for sale	11,359	11,809	—	11,809	—
Loans, net(1)	1,956,180	2,025,409	—	—	2,025,409

Financial Liabilities
Time deposits	891,820	894,049	—	894,049	—
Federal Home Loan Bank borrowings	150,000	152,560	—	152,560	—
Subordinated notes, net	65,343	65,073	—	65,073	—

(1)Excludes impaired loans measured at fair value on a nonrecurring basis at December 31, 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 13—Related Party Transactions

The Company subleases certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $112 and $95 for the three months ended March 31, 2022 and 2021, respectively. The sublease agreements ended on March 31, 2022.

Note 14—Commitments and Contingencies

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At March 31, 2022, outstanding commitments to make loans consisted of fixed rate loans of $1,124 at interest rates ranging from 2.875% to 4.00% with maturities ranging from 15 years to 30 years and variable rate loans of $18,745 at varying interest rates ranging from 3.00% to 3.625% at March 31, 2022 with maturities of 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At March 31, 2022, the unused lines of credit include residential second mortgages of $10,596 and construction loans of $29,193 totaling $39,789. These unused lines of credit are associated with variable rate commitments at interest rates ranging from 3.50% to 6.75% with maturities ranging from one month to 24 years.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Commitments to make loans	$19,869	$23,610
Unused lines of credit	39,789	45,805
Standby letters of credit	24	24

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

The Bank is fully cooperating with the OCC Investigation and implementing the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC Investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action, including the assessment of fines and penalties. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business.

The Bank also has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. The Bank is fully cooperating with this ongoing investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, restitution, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth, or other aspects of the business.

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

The Bank has incurred and expects to continue to incur significant costs in its efforts to comply with the OCC Agreement and respond to the government investigations, which are reflected in the Company’s results of operations for the three months ended March 31, 2022 and 2021. Adverse findings in any of the aforementioned government investigations could also have collateral consequences for the Company and the Bank, such as creating breaches of representation in certain third-party agreements and loss of eligibility to participate in certain government programs and programs of government sponsored entities.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

In 2019, the Company commenced an internal review of the Advantage Loan Program and related matters (the “ Internal Review”). The primary focus of the Internal Review, which has been led by outside legal counsel at the direction of a special committee of independent directors (the “Special Committee”), has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. Results from the Special Committee’s Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company permanently discontinued the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects the Internal Review to remain open during the pendency of the government investigations discussed herein, and it is possible additional work will be required in connection with the Internal Review.

At March 31, 2022 and December 31, 2021, the Company has a liability for contingent losses of $15,000 for the outcome of the pending investigations. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s business, financial condition or results of operations.

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company (the “Shareholder Demand”) alleging that members of the Company’s board of directors breached their fiduciary duties of oversight and disclosure based on allegations concerning the Bank’s residential lending practices and disclosures concerning those practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. The Shareholder Demand requested that the board of directors take action to (1) recover damages the Company has purportedly sustained as a result of alleged breaches of fiduciary duties by certain of its officers and directors; (2) recover for the benefit of the Company the amounts by which certain of its officers and directors purportedly were unjustly enriched; and (3) correct alleged deficiencies in the Company’s internal controls. Following receipt of the Shareholder Demand, the Company’s board of directors established a demand review committee consisting of independent directors, none of whom were named in the Shareholder Demand.

On January 21, 2022, the Company and the purported shareholder entered into an agreement in the form of a definitive stipulation of settlement (the “Settlement”). Pursuant to the Settlement, the Company agreed to adopt and implement substantial corporate governance reforms, many of which have been implemented, and pay attorneys’ fees and expenses in exchange for the release of all defendants from all alleged claims therein. The Settlement provides customary releases of certain individuals and entities, including the current board of directors and certain former board members, and reserves for the Company’s board of directors the exclusive right to continue to evaluate and pursue claims against non-released individuals based on their conduct concerning, related to, or arising from the matters raised in the Shareholder Demand. Settlement remains subject to final court approval and other customary conditions. Reimbursement of the plaintiff attorneys’ fees and expenses of $650 due under the Settlement will be paid by the Company’s insurance carriers under applicable insurance policies. A loss recovery receivable of $650 was recorded in the fourth quarter of 2021, in the amount of the liability for the total of the attorneys’ fees and expenses also recorded in the fourth quarter of 2021. Subsequent to March 31, 2022, the court granted preliminary approval of the Settlement, and a final approval hearing is scheduled to be held before the court on September 29, 2022.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

In 2019, in connection with the above mentioned investigations stemming from the Advantage Loan Program, the Bank recorded a mortgage repurchase liability of $7,823, primarily related to probable losses on the previously sold Advantage Loan Program portfolio. The Company determined that these losses became probable in the latter part of the fourth quarter of 2019, taking into account the results of the Internal Review. In 2020, based on further analysis, the Company increased the mortgage repurchase liability by $2,527.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. Since this time, certain third-party investors have accepted this offer. Through March 31, 2022, the Company has repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $243,467. Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices stated in the agreements and within the time ranges specified in the following table, with the final decision to effect any such repurchase and the specific date of repurchase within each range to be determined by the applicable investor. Losses expected to be incurred upon the repurchase of such loans are reflected in the mortgage repurchase liability.

Outstanding
Principal Balance at
Repurchase Date Range	March 31, 2022
Present – February 28, 2023	$12,757
May 21, 2022 – May 21, 2023	12,760
July 25, 2022 – July 25, 2023	16,140
Present – July 22, 2023	24,777
$66,434

As of March 31, 2022 and December 31, 2021, the Bank’s mortgage repurchase liability was $2,741 and $2,954, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $220,790 and $237,049 at March 31, 2022 and December 31, 2021, respectively, including Advantage Loan Program loans totaling $129,008 and $142,810 at March 31, 2022 and December 31, 2021, respectively.

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

Activity in the mortgage repurchase liability was as follows:

	Three Months Ended
	March 31,
	2022	2021
Balance, beginning of period	$2,954	$9,699
Net recovery	(213)	(153)
Loss on loan repurchases	—	(2,917)
Balance, end of the period	$2,741	$6,629

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2021 Form 10-K.

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

The risks, uncertainties and other factors identified in our filings with the SEC, and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, see the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors and other disclosures, in evaluating these forward-looking statements.

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

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Part II, Item 1A. Risk Factors” and in our 2021 Form 10-K, as well as under this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Advantage Loan Program

●	The results of the Internal Review of our Advantage Loan Program and related matters
●	The results of investigations of us by the OCC, the DOJ, the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program
●	Compliance with the OCC Agreement and BSA /AML laws and regulations generally
●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the COVID-19 pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and the Federal Reserve
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws
●	Failure to comply with banking laws and regulations

●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuation of the London Interbank Offered Rate (“LIBOR”)

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	The recent significant transition in our senior management and our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio

●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above, under “Item 1A. Risk Factors” in our 2021 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, as well as the items set forth under “Part II, Item 1A. Risk Factors.”

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

The Company incurred significant legal, consulting and other third-party expenses during the first quarter of 2022, as it has over the past two years, in connection with the Internal Review; the OCC, DOJ and SEC investigations; compliance with the OCC Agreement; defending litigation related to the Advantage Loan Program and reimbursing current and former officers and directors for their out pocket legal costs in connection with the government investigations. For additional information regarding these matters, see “Part II, Item 1. Legal Proceedings” and “Part II, Item 1A. Risk Factors.”

Overview of Quarterly Performance

During the three months ended March 31, 2022, we continued our return to profitability that started in 2021, while also completing several undertakings. Notably, in February 2022, we sold substantially all of our commercial real estate loans held for sale to a third-party purchaser for cash proceeds of $49.6 million. These loans were secured primarily by SRO properties. The sale of this pool of loans contributed to the improvement of our credit metrics. Nonperforming assets at March 31, 2022 totaled $54.1 million, or 1.93% of total assets, compared to $83.3 million, or 2.90% of total assets, at December 31, 2021. Total gross loans delinquent 30 days or more decreased during the first quarter of 2022 to $81.4 million, or 4.3% of total gross loans, from $118.8 million, or 5.7% of total gross loans, at December 31, 2021.

Net income was $5.3 million for the quarter ended March 31, 2022 compared to $2.3 million for the quarter ended March 31, 2021. This was partially driven by our improved credit metrics, which helped to result in a recovery for loan losses for the quarter. Our net interest margin continued to improve, though our loan portfolio continued to decline which reduced our net interest income compared to the first quarter of 2021. Net income also benefitted from a reduction in non-interest expense, as our outside professional fees have declined as we have completed certain significant regulatory related projects.

We continued to experience significant repayments in our loan portfolio in excess of our loan originations contributing to our excess liquidity. We continued to manage our excess liquidity and used a portion of that liquidity to allow higher cost deposits to run off. This resulted in the continued overall decline of our balance sheet, with total assets declining from $2.9 billion at December 31, 2021 to $2.8 billion at March 31, 2022. We also used some of the excess liquidity to increase our investment securities.

In January 2022, we entered into the Settlement with the purported shareholder who brought the derivative action against us. As part of the Settlement, we agreed to adopt and implement substantial corporate governance reforms (the “Corporate Governance Enhancements”), and pay attorneys’ fees and expenses in exchange for the release of all defendants from all alleged claims therein. Reimbursement of the plaintiff attorneys’ fees and expenses of $0.65 million due under the Settlement will be paid by our insurance carriers under applicable insurance policies. A loss recovery receivable of $0.65 million was recorded in the fourth quarter of 2021, in the amount of the liability for the total of the attorneys’ fees and expenses also recorded in the fourth quarter of 2021. The Settlement remains subject to final court approval and other customary conditions. For additional information, see “Part II, Item 1. Legal Proceedings.”

Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes with a Common Equity Tier 1 ratio for the Company of 19.72% and a ratio of Tier 1 Capital to adjusted tangible assets of 12.23%. The foregoing ratios reflect the Bank’s determination, after consultation with the OCC, that a risk weighting of 100% should be applied to Advantage Loan Program loans, commencing with the first quarter of 2022.

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

During the three months ended March 31, 2022, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2021 Form 10-K.

Financial Condition

The Company’s total assets were $2.8 billion at March 31, 2022 compared to $2.9 billion at December 31, 2021. Total loans, net of allowance for loan losses, decreased to $1.8 billion compared to $2.0 billion at December 31, 2021. During the three months ended March 31, 2022, the Company originated loans held for investment, consisting of residential real estate loans of $36.4 million, commercial real estate loans of $22.6 million, and residential real estate loans held for sale of $1.8 million. The investment securities portfolio increased $50.5 million, or 16%, to $364.4 million at March 31, 2022 from $313.9 million at December 31, 2021, which is attributable to purchases of additional investments, primarily treasury securities, totaling $73.6 million, partially offset by maturing investments, totaling $12.4 million. Total deposits decreased $61.6 million, or 3%, to $2.2 billion at March 31, 2022. FHLB borrowings remained unchanged at $150.0 million from December 31, 2021 to March 31, 2022.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31, 2022		At December 31, 2021
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,580,759	84%	$1,704,231	85%
Commercial real estate	219,767	12%	201,240	10%
Construction	73,778	4%	106,759	5%
Total real estate	1,874,304	100%	2,012,230	100%
Commercial lines of credit	334	—%	363	—%
Other consumer	3	—%	221	—%
Total loans	1,874,641	100%	2,012,814	100%
Less: allowance for loan losses	(52,455)		(56,548)
Loans, net	$1,822,186		$1,956,266

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at March 31, 2022:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$19,696	$1,561,063	$1,580,759
Commercial real estate	89,992	129,775	219,767
Construction	—	73,778	73,778
Commercial lines of credit	118	216	334
Other consumer	3	—	3
Total	$109,809	$1,764,832	$1,874,641

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of March 31, 2022:

	Residential	Commercial		Commercial	Other
March 31, 2022	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$528,338	$10,057	$73,778	$216	$—	$612,389
After 6 months through 12 months	437,885	9,355	—	—	—	447,240
After 12 months through 24 months	143,490	7,054	—	—	—	150,544
After 24 months through 36 months	146,469	68,247	—	—	—	214,716
After 36 months through 60 months	228,217	35,062	—	—	—	263,279
After 60 months	76,664	—	—	—	—	76,664
Fixed to maturity	19,696	89,992	—	118	3	109,809
Total	$1,580,759	$219,767	$73,778	$334	$3	$1,874,641

At March 31, 2022, we have adjustable-rate loans totaling $1.2 billion, or 64%, in our loan portfolio, that are LIBOR- indexed currently and will reprice to an interest rate based on LIBOR. At March 31, 2022, $ 190.6 million, or 11%, of our adjustable interest rate loans were at their interest rate floor. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” relating to the discontinuance of LIBOR and the expected conversion of our LIBOR-based loans to the Secured Overnight Financing Rate (“SOFR”) based rates.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due and still accruing interest, troubled debt restructurings and nonaccrual loans held for sale. At March 31, 2022 and December 31, 2021, we had $38 thousand and $39 thousand, respectively, of accruing loans that were past due 90 days or more. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. However, not all troubled debt restructurings are placed on nonaccrual status. At March 31, 2022 and December 31, 2021, we had troubled debt restructurings totaling $8.7 million and $18.4 million, respectively. Troubled debt restructurings on nonaccrual status at such dates totaled $6.0 million and $15.8 million, respectively, and are included in the nonaccrual loan categories in the following table. See Note 4—Loans—Troubled Debt Restructurings to our condensed consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At March 31,	At December 31,
	2022	2021

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$38,300	$45,675
Commercial real estate	—	4,441
Construction	5,891	12,499
Total nonaccrual loans(2)	44,191	62,615
Loans past due 90 days or more and still accruing interest	38	39
Other troubled debt restructurings(3)	2,662	2,664
Nonaccrual loans held for sale	7,249	18,026
Total nonperforming assets	$54,140	$83,344
Total loans	$1,874,641	$2,012,814
Total assets	$2,809,129	$2,876,830
Total nonaccrual loans to total loans(2)	2.36%	3.11%
Total nonperforming assets to total assets	1.93%	2.90%
(1)	Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status. If nonaccrual loans held for sale are included, the ratio of total nonaccrual loans to total gross loans would be 2.73% and 3.88% at March 31, 2022 and December 31, 2021, respectively.
(3)	Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.

As of March 31, 2022, nonperforming assets totaled $54.1 million, reflecting a decrease of $29.2 million from $83.3 million as of December 31, 2021. This decrease is primarily attributable to the decline in nonaccrual loans and nonaccrual loans held for sale. Our ratio of nonaccrual loans to total loans decreased from 3.11% at December 31, 2021 to 2.36% at March 31, 2022. This decrease is primarily due to nonaccrual loans being paid in full, and to a lesser extent loans returning to accrual status.

Nonaccrual loans totaled $44.2 million at March 31, 2022, reflecting a decrease of $18.4 million, from a balance of $62.6 million at December 31, 2021. Nonaccrual residential real estate loans totaled $38.3 million at March 31, 2022, reflecting a decrease of $7.4 million from $45.7 million at December 31, 2021. The decrease in nonaccrual residential real estate loans occurred primarily as a result of four loans totaling $3.6 million that were paid in full and eight loans totaling $5.6 million that returned to accrual status, which was partially offset by six loans totaling $2.7 million that were added to nonaccrual status. The remaining nonaccrual commercial real estate loan at December 31, 2021, was subsequently paid in full during the first quarter of 2022. Nonaccrual construction loans totaled $5.9 million at March 31, 2022, reflecting a decrease of $6.6 million from $12.5 million at December 31, 2021. The decrease in nonaccrual construction loans occurred primarily as a result of two construction loans totaling $6.6 million that were paid in full.

Nonaccrual loans held for sale totaled $7.2 million at March 31, 2022, reflecting a decrease of $10.8 million, from $18.0 million at December 31, 2021. The decrease in nonaccrual loans held for sale primarily is due to the sale of four commercial real estate loans totaling $9.4 million and three residential real estate loans totaling $1.3 million that were paid in full. The four commercial real estate loans were sold as part of the larger sale of commercial real estate loans to a third-party purchaser in February 2022.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	March 31, 2022			December 31, 2021
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$19,577	$6,725	$38,338	$24,151	$3,425	$45,714
Commercial real estate	3,610	—	—	—	—	4,441
Construction	—	—	5,891	10,500	—	12,499
Total delinquent loans	$23,187	$6,725	$44,229	$34,651	$3,425	$62,654

Total loans 90 days or more past due, including nonaccrual loans, decreased from $62.7 million at December 31, 2021 to $44.2 million at March 31, 2022. This decrease was primarily attributable to loans that were paid in full totaling $15.5 million and loans moved from delinquent status to current totaling $5.6 million, which was partially offset by the addition of delinquent loans totaling $2.7 million during the current period.

Classified Loans. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The four risk categories utilized are Pass, Special Mention, Substandard and Doubtful. Loans in the Pass category are considered to be of satisfactory quality, while the remaining three categories indicate varying levels of credit risk. See Note 4—Loans—Credit Quality to our condensed consolidated financial statements for additional information about our risk categories.

Loans held for investment classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	March 31,	December 31,
	2022	2021

	(In thousands)
Special Mention:
Commercial real estate	$18,969	$10,524
Construction	3,751	17,226
Commercial lines of credit	—	11
Total Special Mention	22,720	27,761
Substandard:
Residential real estate	38,107	45,485
Commercial real estate	13,002	21,393
Construction	16,153	16,348
Total Substandard	67,262	83,226
Doubtful:
Residential real estate	231	233
Construction	—	5,931
Total Doubtful	231	6,164
Total	$90,213	$117,151

Total Special Mention, Substandard and Doubtful loans held for investment, were $90.2 million, or 5% of total loans held for investment, at March 31, 2022, compared to $117.2 million, or 6% of total loans held for investment, at December 31, 2021. All of the three loan classifications, noted above, decreased from December 31, 2021. The decrease of $5.0 million in Special Mention loans held for investment was primarily attributable to the upgrade of seven loans totaling $9.6 million, two loans that were paid in full totaling $9.0 million, which were partially offset by three loans that were downgraded totaling $3.9 million, three loans that were upgraded from Substandard totaling $3.8 million, and the issuance of two bridge loans to pay in full a construction loan totaling $5.9 million. The decrease of $16.0 million in Substandard loans held for investment was primarily attributable to seven loans that were paid in full totaling $14.6 million and 12 loans that were upgraded totaling $9.5 million, which were partially offset by one construction loan upgraded from Doubtful totaling $5.9 million and six loans downgraded totaling $2.7 million.

Total Special Mention, Substandard and Doubtful loans held for sale decreased by $50.9 million from December 31, 2021 to March 31, 2022, primarily attributable to the sale of all of the commercial real estate loans held for sale in February 2022 as well as loan payoffs. At March 31, 2022, there were 12 Substandard residential real estate loans held for sale totaling $7.2 million. At December 31, 2021, there were 15 Substandard residential real estate loans held for sale totaling $8.7 million, nine Special Mention commercial real estate loans held for sale totaling $16.2 million and 12 Substandard commercial real estate loans held for sale totaling $33.2 million.

Total Special Mention, Substandard and Doubtful loans held for investment and held for sale totaled $97.5 million at March 31, 2022, compared to $175.3 million at December 31, 2021. Total Special Mention, Substandard and Doubtful loans held for investment and held for sale decreased by $77.8 million from December 31, 2021 to March 31, 2022 due to the changes discussed above.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. See Note 4—Loans to our condensed consolidated financial statements for tables presenting additional data regarding the allowance for loan losses and impaired loans.

At March 31, 2022 and December 31, 2021, we had seven and ten impaired loans with recorded investments of $8.8 million and $19.9 million, respectively. Total impaired loans decreased $11.1 million, or 56%, from December 31, 2021 to March 31, 2022, primarily attributable to two construction loans that were paid in full totaling $6.6 million and one commercial real estate loan that was paid in full totaling $4.4 million.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the condensed consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge-offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines etc.), national and local business conditions, historical loss experience, an overall evaluation of the quality of the underlying collateral and other external factors. Certain qualitative components within our allowance for loan losses methodology took on increased significance in prior periods, and to a lesser extent in the most recent period, as a result of the economic impact of the COVID-19 pandemic. These qualitative components include unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(2,481)	1,096	(2,902)	(2)	—	(4,289)
Recoveries	190	5	1	—	—	196
Total ending balance	$29,911	$13,709	$8,829	$6	$—	$52,455
Average gross loans during period	$1,660,628	$247,044	$95,123	$350	$64	$2,003,209
Total recoveries to average gross loans during period	0.01%	—%	—%	—%	—%	0.01%

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	486	805	(2,023)	(5)	—	(737)
Recoveries	204	16	1	—	—	221
Total ending balance	$33,056	$22,763	$15,966	$86	$—	$71,871
Average gross loans during period	$2,006,106	$256,610	$198,628	$5,687	$6	$2,467,037
Total recoveries to average gross loans during period	0.01%	0.01%	—%	—%	—%	0.01%

Our total allowance for loan losses decreased by $4.1 million, or 7%, from $56.5 million at December 31, 2021, primarily due to our overall reduction in our loan portfolio that has resulted from the decline in our loan production as a result of the discontinuation of the Advantage Loan Program and the absence of new loan products, as well as improvement in the credit quality of our loan portfolio during the first quarter of 2022. Recoveries during the three months ended March 31, 2022 and 2021 were $0.2 million.

Our allowance for loan losses as a percentage of our loan portfolio was 2.80% and 2.81% as of March 31, 2022 and December 31, 2021, respectively. In addition, our allowance for loan losses as a percentage of nonaccrual loans was 119% and 90% as of March 31, 2022 and December 31, 2021, respectively. This increase is primarily attributable to our significant decline in nonaccrual loans. See “Results of Operations—Provision (Recovery) for Loan Losses” for additional information about our provision (recovery) for loan losses.

The following table sets forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At March 31, 2022		At December 31, 2021
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category to
	for Loan	Total	for Loan	Total
	Losses	Loans	Losses	Loans

	(Dollars in thousands)
Residential real estate	$29,911	84%	$32,202	85%
Commercial real estate	13,709	12%	12,608	10%
Construction	8,829	4%	11,730	5%
Commercial lines of credit	6	—%	8	—%
Other consumer	—	—%	—	—%
Total	$52,455	100%	$56,548	100%
Nonaccrual loans(1)	$44,191		$62,615
Nonperforming loans and troubled debt restructurings(2)	$46,891		$65,318
Total loans	$1,874,641		$2,012,814
Allowance for loan losses to nonaccrual loans(1)	119%		90%
Allowance for loan losses to total loans	2.80%		2.81%

(1)Nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.

(2)Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available-for-sale debt securities portfolio at the dates indicated.

	At March 31,		At December 31,
	2022		2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$170,881	$167,643	$122,291	$122,168
Mortgage-backed securities	46,422	44,044	49,739	49,437
Collateralized mortgage obligations	153,584	147,484	137,662	136,849
Collateralized debt obligations	210	204	211	203
Total	$371,097	$359,375	$309,903	$308,657

We increased the size of our available-for-sale debt securities portfolio (on an amortized-cost basis) by $61.2 million, or 19.7%, from December 31, 2021 to $371.1 million at March 31, 2022, with the purchase of $73.6 million in investment securities, primarily treasury securities, during the first quarter of 2022. The purchase of investment securities is consistent with the utilization of our excess liquidity.

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

At March 31, 2022, gross unrealized losses on debt securities totaled $12.1 million. We do not consider the debt securities to be other-than-temporarily impaired at March 31, 2022, since (i) the decline in fair value of the debt securities is attributable to changes in market value due to the current rising interest rate environment, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At March 31, 2022 and December 31, 2021, equity securities totaled $5.0 million and $5.2 million, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.2 billion as of March 31, 2022, a decrease of $61.6 million, or 3%, compared to $2.3 billion at December 31, 2021. Our time deposits decreased by $76.0 million, or 9%, due to our strategy to reduce time deposits by repricing time deposits at less competitive rates. Our money market, savings and NOW accounts increased by $13.3 million, or 1%, and our noninterest-bearing demand deposits were relatively unchanged, each from December 31, 2021. Time deposits included brokered deposits of $20.1 million at December 31, 2021. We had no brokered deposits at March 31, 2022. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $0.25 million and brokered deposits. Core deposits totaled $2.0 billion, or 90% of total deposits, at March 31, 2022 compared to $2.0 billion, or 88% of total deposits, at December 31, 2021.

Borrowings

In addition to deposits, we generally use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers. Any short-term FHLB advances would consist primarily of advances of funds for one- or two-week periods.

At March 31, 2022 and December 31, 2021, outstanding FHLB borrowings totaled $150.0 million and there were no amounts outstanding on lines of credit with other banks. In addition, $65.0 million in principal amount of our Subordinated Notes, due April 15, 2026, remained outstanding as of March 31, 2022 and December 31, 2021.

At March 31, 2022, we had the ability to borrow an additional $343.5 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $11.5 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million.

Shareholders’ Equity

Total shareholders’ equity was $341.4 million at March 31, 2022, compared to $343.6 million at December 31, 2021. The decline in shareholders’ equity is attributable to accumulated other comprehensive loss due to unrealized losses on our investment securities portfolio, which is primarily the result of changes in market value due to the current rising interest rate environment. These changes do not necessarily impact our realized returns since the Bank has both the intent and ability to hold these investment securities until maturity or the price recovers.

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

General. Net income was $5.3 million for the three months ended March 31, 2022, compared to net income of $2.3 million for the three months ended March 31, 2021.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the
	Three Months Ended
	March 31, 2022			March 31, 2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,660,692	$18,278	4.40%	$2,006,112	$24,596	4.90%
Commercial real estate	247,044	3,436	5.56%	256,610	3,183	4.96%
Construction	95,123	2,149	9.04%	198,628	3,412	6.87%
Commercial lines of credit	350	5	5.71%	5,687	103	7.24%
Total loans	2,003,209	23,868	4.77%	2,467,037	31,294	5.07%
Securities, includes restricted stock(2)	350,150	835	0.95%	312,969	390	0.50%
Other interest-earning assets	452,651	215	0.19%	1,017,642	263	0.10%
Total interest-earning assets	2,806,010	24,918	3.55%	3,797,648	31,947	3.36%
Noninterest-earning assets
Cash and due from banks	4,016			7,806
Other assets	43,322			42,969
Total assets	$2,853,348			$3,848,423
Interest-bearing liabilities
Money market, savings and NOW	$1,310,848	$707	0.22%	$1,382,390	$935	0.27%
Time deposits(3)	861,785	1,623	0.76%	1,615,949	5,767	1.45%
Total interest-bearing deposits	2,172,633	2,330	0.43%	2,998,339	6,702	0.91%
FHLB borrowings	150,000	352	0.94%	318,013	838	1.05%
Subordinated notes, net	65,337	964	5.90%	65,358	1,180	7.22%
Total borrowings	215,337	1,316	2.44%	383,371	2,018	2.11%
Total interest-bearing liabilities	2,387,970	3,646	0.62%	3,381,710	8,720	1.05%
Noninterest-bearing liabilities
Demand deposits(4)	64,119			66,103
Other liabilities(3)(4)	55,479			76,603
Shareholders’ equity	345,780			324,007
Total liabilities and shareholders’ equity	$2,853,348			$3,848,423
Net interest income and spread(2)		$21,272	2.93%		$23,227	2.31%
Net interest margin(2)			3.03%			2.45%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

(3)(4) Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has (3) reclassified accrued interest on outstanding time deposits from other liabilities to time deposits and (4) reclassified custodial escrow balances maintained with serviced loans from other liabilities to demand deposits in the average consolidated balance sheet at March 31, 2021.

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

	Three Months Ended
	March 31, 2022 vs. 2021
	Increase (Decrease)		Net
	due to		Increase
	Volume	Rate	(Decrease)

	( Dollars in thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(3,963)	$(2,355)	$(6,318)
Commercial real estate	(122)	375	253
Construction	(2,127)	864	(1,263)
Commercial lines of credit	(80)	(18)	(98)
Total loans	(6,292)	(1,134)	(7,426)
Securities, includes restricted stock	52	393	445
Other interest-earning assets	(195)	147	(48)
Total change in interest income	(6,435)	(594)	(7,029)
Change in interest expense:
Money market, savings and NOW	(44)	(184)	(228)
Time deposits	(2,030)	(2,114)	(4,144)
Total interest-bearing deposits	(2,074)	(2,298)	(4,372)
FHLB borrowings	(402)	(84)	(486)
Subordinated notes, net	—	(216)	(216)
Total change in interest expense	(2,476)	(2,598)	(5,074)
Change in net interest income	$(3,959)	$2,004	$(1,955)

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

Net interest income was $21.3 million for the three months ended March 31, 2022, a decrease of $1.9 million, or 8%, from $23.2 million for the same period in 2021.

Interest income was $24.9 million for the three months ended March 31, 2022, a decrease of $7.0 million, or 22%, from the same period in 2021. The decrease in interest income was primarily due to a decline in the average balance of the loan portfolio of $463.8 million, or 19%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in our average balance of loans is primarily due to our loan repayments continuing to outpace our loan production in regard to residential real estate loans and our decision to stop actively originating construction loans combined with our successful efforts to obtain repayment of our construction loans.

The decline in interest income also reflects a decline in the average yield on our loan portfolio. Our average yield on our loans decreased 30 basis points, to 4.77% for the three months ended March 31, 2022 from 5.07% compared to the same period of the prior year. The average yield on our residential real estate and other consumer loans decreased 50 basis points from the three months ended March 31, 2021. Throughout 2021, the one-year LIBOR index remained at historically low levels with it starting to rise in the first quarter of 2022. The interest rates on our residential loan portfolio continued to reprice downward as a result, which included new production originating at much lower rates than the loans that paid off. The average yield on our commercial real estate and construction loan portfolios increased during the three months ended March 31, 2022, primarily due to collection of approximately $1.5 million of interest on nonperforming commercial real estate and construction loans.

The average balance of our investment securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $802.8 million for three months ended March 31, 2022 compared to $1.3 billion for the three months ended March 31, 2021. These assets had an average yield of 52 basis points for the three months ended March 31, 2022, an increase of 32 basis points from the three months ended March 31, 2021.

Interest expense was $3.6 million for the three months ended March 31, 2022, a decrease of $5.1 million, or 58%, from the three months ended March 31, 2021. The decrease in interest expense was due in part to a decrease in our average balance of interest-bearing deposits which decreased $825.7 million, or 28%, in the three months ended March 31, 2022 from $3.0 billion in the three months ended March 31, 2021. The decrease in interest expense also reflects a decline in the average rate paid on interest-bearing liabilities of 43 basis points, to 0.62% for the three months ended March 31, 2022 compared to 1.05% for the three months ended March 31, 2021. The rate paid on money market, savings and NOW accounts have been lower due to the low interest rate environment, and our time deposits have been repricing downward as they renew or are replaced at lower offering rates as part of our strategy to reduce our significant liquidity position. The decrease of $168.0 million in average FHLB borrowings from March 31, 2021 is the result of the Bank’s decision to repay $157.0 million in borrowings during the fourth quarter of 2021, before their maturity dates without incurring a prepayment penalty.

Net Interest Margin and Interest Rate Spread. Net interest margin was 3.03% for the three months ended March 31, 2022, up 58 basis points from 2.45% for the same period in 2021. The interest rate spread was 2.93% for the three months ended March 31, 2022, up 62 basis points from 2.31% for the same period in 2021. Our net interest margin and interest rate spread were positively impacted for the three months ended March 31, 2022 by a significant decline in our lower yielding other interest-earning assets, as well as a reduction in the average rate of our total interest-bearing liabilities.

Provision (Recovery) for Loan Losses. Our recovery for loan losses was $4.3 million for the three months ended March 31, 2022, compared to a recovery for loan losses of $0.7 million for the three months ended March 31, 2021. Our recovery for loan losses for the three months ended March 31, 2022 is primarily attributable to improvement in the credit quality of our loan portfolio, which includes the effects of a $26.9 million decrease of Special Mention, Substandard and Doubtful loans, as well as a decrease in our total loan portfolio of $138.2 million from December 31, 2021. Our total allowance for loan losses decreased to $52.5 million, or 2.80% of total loans, at March 31, 2022 compared to $71.9 million, or 2.92% of total loans, at March 31, 2021. See “—Asset Quality” and “—Allowance for Loan Losses” for further discussion regarding our classified loans and the credit quality of our loan portfolio.

Non-interest Income. Non-interest income information is as follows:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$122	$159	$(37)	(23)%
Gain on sale of mortgage loans held for sale	197	398	(201)	(51)%
Unrealized losses on equity securities	(236)	(90)	(146)	N/M
Net servicing income (loss)	443	(430)	873	N/M
Income on cash surrender value of bank-owned life insurance	328	313	15	5%
Other	557	103	454	N/M
Total non-interest income	$1,411	$453	$958	N/M

N/M - not meaningful

Non-interest income of $1.4 million for the three months ended March 31, 2022 reflected an increase of $1.0 million from the same period in 2021. The increase in non-interest income is primarily attributable to an increase in net servicing income of $0.9 million due to lower amortization of mortgage servicing rights, as there were no Advantage Loan Program loans repurchased during the three months ended March 31, 2022 and an increase in the weighted average life of the residential real estate mortgages that we service for others which resulted in a recovery of a portion of our valuation allowance. See Note 5 — Mortgage Servicing Rights, net to our condensed consolidated financial statements for additional information about our mortgage servicing rights. In addition, for the three months ended March 31, 2022, other non-interest income included $0.4 million in recoveries of the loan valuation losses previously taken on the commercial real estate portfolio during the period it was reflected as loans held for sale.

Non-interest Expense. Non-interest expense information is as follows:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$9,617	$7,848	$1,769	23%
Occupancy and equipment	2,142	2,196	(54)	(2)%
Professional fees	5,157	8,755	(3,598)	(41)%
FDIC assessments	369	719	(350)	(49)%
Data processing	805	346	459	N/M
Net recovery for mortgage repurchase liability	(213)	(153)	(60)	(39)%
Other	1,546	1,623	(77)	(5)%
Total non-interest expense	$19,423	$21,334	$(1,911)	(9)%

N/M – not meaningful

Non-interest expense of $19.4 million for the three months ended March 31, 2022 reflected a decrease of $1.9 million compared to the same period of 2021. This decrease was primarily attributable to a $3.6 million reduction in professional fees incurred due to the completion of significant projects that were required by the OCC Agreement and certain refinements to the Bank’s BSA/AML compliance programs being implemented. The decrease was partially offset by a $1.8 million increase in salaries and employee benefits expense. Salaries and employee benefits expense in the three months ended March 31, 2022 includes continued hiring of employees in key positions and salary adjustments given to employees to maintain compensation at competitive levels, as well as enhancements made to existing employee benefit plans.

Income Tax Expense. We recorded an income tax expense of $2.3 million, or effective tax rate of 30.3%, for the three months ended March 31, 2022, compared to an income tax expense of $0.8 million, or effective tax rate of 24.6%, for the three months ended March 31, 2021. The increase in our effective tax rate reflects additional non-deductible compensation-related expenses incurred in the three months ended March 31, 2022, as well as a higher proportion of our income attributable to states with higher income tax rates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. Our primary sources of funds consist of deposit inflows, loan repayments and FHLB borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have substantial cash requirements going forward, as discussed below, which we plan to fund through our total available liquidity, cash flows from operations and additional liquidity measures, if determined to be necessary.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022 and December 31, 2021, cash and due from banks totaled $486.7 million and $411.7 million, respectively; interest-bearing time deposits with other banks totaled $1.2 million; available-for-sale debt securities, which provide additional sources of liquidity, totaled $359.4 million and $308.7 million, respectively.

At March 31, 2022 and December 31, 2021, outstanding FHLB borrowings totaled $150.0 million. There were no amounts outstanding on lines of credit with other banks during the three months ended March 31, 2022 and 2021.

At March 31, 2022, we had the ability to borrow an additional $343.5 million from the FHLB, which included an available line of credit of $20 million. In addition, we obtained standby letters of credit totaling $11.5 million, which provides credit support for certain of our obligations related to our commitment to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80 million.

Although we substantially reduced our excess liquidity during 2021, we believe that our existing liquidity combined with our borrowing capacity with the FHLB and our bank lines of credit, as well as the ability to obtain additional funds through brokered deposits, would allow us to manage any unexpected increase in loan demand or any unforeseen financial demand or commitment.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. Through March 31, 2022, the Company has repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $243.5 million. In addition, pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools through July 2023. The aggregate principal balance of the loans in these pools at March 31, 2022 was $66.4 million. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will reduce our liquidity. At March 31, 2022, the unpaid principal balance of the previously sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our offers were accepted totaled $129.0 million, which includes loans that we have committed to repurchase.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets and involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. At March 31, 2022, we had $59.7 million in loan commitments and unused lines of credit outstanding and $24 thousand in standby letters of credit. At December 31, 2021, we had $69.4 million in loan commitments and unused lines of credit outstanding and $24 thousand in standby letters of credit.

As of March 31, 2022, time deposits due within one year were $601.5 million, or 27% of total deposits. Total time deposits at March 31, 2022 were $815.8 million, or 37% of total deposits. As of December 31, 2021, time deposits due within one year were $646.6 million, or 29% of total deposits. Total time deposits at December 31, 2021 were $891.8 million, or 39% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the three months ended March 31, 2022, we originated $60.8 million of loans and purchased $73.6 million of investment securities. During the three months ended March 31, 2021, we originated $46.9 million of loans and did not purchase any investment securities. Cash flows provided by loan payoffs totaled $182.0 million and $184.3 million during the three months ended March 31, 2022 and 2021, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $61.6 million during the three months ended March 31, 2022, from $2.3 billion at December 31, 2021. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC or other supervisory enforcement action. At March 31, 2022, the Bank is required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of the OCC Agreement. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated notes and stock repurchases. At March 31, 2022, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. There have been no redemptions on the subordinated notes. Interest expense on the subordinated notes was $1.0 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The subordinated notes had an interest rate of 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the subordinated notes converted to a variable interest rate of the three-month LIBOR rate plus a margin of 5.82% (6.06% at March 31, 2022). In 2017, the United Kingdom (“U.K.”) Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023. Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the subordinated notes will bear interest at a rate based on the SOFR.

The Company’s ability to pay cash dividends is restricted by the terms of the subordinated notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the subordinated notes, as long as the subordinated notes are outstanding, the Company is permitted to pay dividends, if prior to such dividends, the Bank is considered well capitalized under applicable regulatory capital requirements. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

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

The Bank, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements set forth under the Basel III capital rules for first-lien residential mortgage exposures commencing with the first quarter of 2022. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. The table below presents the Company’s and the Bank’s regulatory capital amounts and ratios applying the 100% risk weight as of March 31, 2022 for the Company’s and Bank’s total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets. Had the Bank applied the 100% risk weight as of December 31, 2021, the Company’s total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 21.24% and 17.34%, respectively, and the Bank’s total adjusted capital to risk-weighted assets and Tier 1 (core) capital to risk-weighted assets would have been 20.55% and 19.28%, respectively.

At March 31, 2022 and December 31, 2021, the Company and the Bank had met all regulatory capital requirements to which they are subject, and the Bank was considered well capitalized for regulatory prompt corrective action purposes. The following tables present our capital ratios as of the indicated dates for the Company (on a consolidated basis) and the Bank.

				Company	Company
				Actual at	Actual at
	Well	Adequately	Under	March 31,	December 31,
	Capitalized	Capitalized	Capitalized	2022	2021
Total adjusted capital to risk-weighted assets	N/A	8.00%	6.00%	23.21%	29.02%
Tier 1 (core) capital to risk-weighted assets	N/A	6.00%	4.00%	19.72%	24.08%
Common Equity Tier 1 (CET1)	N/A	4.50%	3.00%	19.72%	24.08%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	N/A	4.00%	3.00%	12.23%	11.47%

				Bank	Bank
				Actual at	Actual at
	Well	Adequately	Under	March 31,	December 31,
	Capitalized	Capitalized	Capitalized	2022	2021
Total adjusted capital to risk-weighted assets	10.00%	8.00%	6.00%	23.29%	28.07%
Tier 1 (core) capital to risk-weighted assets	8.00%	6.00%	4.00%	22.02%	26.79%
Common Equity Tier 1 (CET1)	6.50%	4.50%	3.00%	22.02%	26.79%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	5.00%	4.00%	3.00%	13.65%	12.77%

These capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At March 31, 2022 and December 31, 2021, the Company and the Bank held capital in excess of the CCB.

Recently Issued Accounting Guidance

See Note 2–Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in “Part I, Item 1. Financial Statements” for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning March 31, 2022 and December 31, 2021. The table below demonstrates that we are asset sensitive at March 31, 2022 and December 31, 2021, with the asset sensitivity of our balance sheet increasing from December 31, 2021 primarily as a result of higher benchmark rates positively affecting our adjustable-rate loans.

	At March 31,		At December 31,
	2022		2021
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$100,991	16%	$89,446	6%
300	98,472	13%	89,738	7%
200	95,767	10%	89,266	6%
100	92,012	6%	86,909	3%
0	86,940		84,214
–100	78,579	(10)%	79,552	(6)%

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

The following table presents, as of March 31, 2022 and December 31, 2021, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2021 in the up-rate scenario, primarily as a result of yield curve effects on our deposit liabilities’ fair value. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short-term (12-months) effects on earnings.

	At March 31,		At December 31,
	2022		2021
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$543,647	(8)%	$490,721	0%
300	564,347	(5)%	500,308	2%
200	579,336	(2)%	506,761	3%
100	590,191	0%	505,676	3%
0	593,122		490,567
–100	543,318	(8)%	437,362	(11)%

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates, and actual results may also differ due to any actions taken in response to the changing rates. Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates and the resulting EVE and net interest income estimates are not intended to represent and should not be construed to represent our estimate of the underlying EVE or forecast of net interest income. Furthermore, the EVE presented in the foregoing table is not intended to present the fair market value of the Company, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022. Based on these evaluations, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below and as described in “Part II, Item 1A. Risk Factors,” we are not aware of any other material developments to our pending legal proceedings as disclosed in the Company’s 2021 Form 10-K, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Shareholder Demand

On July 28, 2020, we received the Shareholder Demand brought by Raymond Cahnman, a purported shareholder, set forth in a demand letter that was later reflected in a shareholder derivative complaint that was filed against us and certain of our current and former directors, styled Cahnman v. Allen, et al., No. 2:22-cv-10124 (E.D. Mich.). On January 21, 2022, we entered into the Settlement with the purported shareholder, pursuant to which we agreed to adopt and implement the Corporate Governance Enhancements, many of which have been implemented, and pay attorneys’ fees and expenses in exchange for the release of all defendants from all alleged claims therein. The Corporate Governance Enhancements include, among other things, making certain amendments to our Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws to end the staggered term of the Company’s board of directors, establishing certain board-level and management-level committees and making updates to our internal policies and practices. The Settlement provides customary releases of certain individuals and entities, including the current board of directors and certain former board members, and reserves for our board of directors the exclusive right to continue to evaluate and pursue claims against non-released individuals based on their conduct concerning, related to, or arising from the matters raised in the Shareholder Demand. Reimbursement of the plaintiff attorneys’ fees and expenses of $0.65 million due under the Settlement will be paid by our insurance carriers under applicable insurance policies. A loss recovery receivable of $0.65 million was recorded in the fourth quarter of 2021, in the amount of the liability for the total of the attorneys’ fees and expenses also recorded in the fourth quarter of 2021. Subsequent to March 31, 2022, the court granted preliminary approval of the Settlement, and a final approval hearing is scheduled to be held before the court on September 29, 2022. The Settlement remains subject to final court approval and other customary conditions.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from the risk factors as disclosed in the Company’s 2021 Form 10-K.

Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe, specifically the Russian military invasion of Ukraine, could have a negative impact on our business, financial condition and results of operations.

We may experience negative impacts to our businesses and results of operations as a result of macroeconomic and geopolitical challenges, uncertainties and volatility occurring across the globe. For instance, the recent military invasion of Ukraine by Russian forces has created instability in that region and has escalated tensions between Russia and the United States and across Europe. In response to the actions taken by Russia, the United States has imposed, and is likely to continue to impose, significant financial and economic sanctions and export controls against certain Russian organizations and individuals, with similar actions being either implemented or planned by the European Union and the United Kingdom and other jurisdictions.

The actions taken by Russia in Ukraine, and any further measures that may be taken by the United States or its allies in response to such actions, could have negative impacts on global and regional financial markets and economic conditions. The United States has banned Russian imports of oil, natural gas and coal and other jurisdictions have taken, or are contemplating taking, similar actions. These dynamics are placing additional upward pressure on fuel and energy prices, which already were rising based on factors including a return to pre-pandemic levels of consumption and insufficient global production to match increasing demand. In addition, Ukraine’s ability to function as a significant supplier of commodities-including wheat, neon and platinum-used in the production of key energy, food and industrial outputs has been limited by Russia’s actions and is causing global prices in certain markets to increase. The military invasion of Ukraine by Russian forces already has been more protracted than was initially expected and, to the extent that the conflict continues for an extended period of time and/or expands into surrounding regions, global financial conditions could worsen and/or become more volatile. These developments are combining to amplify existing economic uncertainty and cause adjustments to longer-term inflation expectations which, in turn, may cause upward pressure on interest rates and adversely affect economic conditions. For additional information, see “Part II, Item 1A. Risk Factors-Increasing interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.”

Further, the military invasion of Ukraine by Russian forces may impact our risk exposure in other areas, most notably our cybersecurity risk. On March 21, 2022, the Biden Administration issued a warning regarding the potential for Russia to engage in malicious cyber activities, specifically including attacks on critical infrastructure such as the financial sector, in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia. Institutions that provide critical services, including all members of the financial sector such as the Corporation and the Bank, have been encouraged by the Administration and their supervisors to enhance cyber-defense systems and take steps to further secure their data in anticipation of potential malicious cyber activity by the Russian government or other Russian actors. For additional information regarding the cybersecurity risks, see our 2021 Form 10-K.

Each of the developments described above, or any combination of them, could adversely affect our businesses, financial condition and results of operations.

Increasing interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.

Over the past several years, the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. In response to the COVID-19 pandemic in March 2020, the FRB decreased the target federal funds rate to a range of 0.0% to 0.25% as of March 31, 2020. However, in light of elevated inflation, a strong labor market and supply chain disruptions, including to the extent each is caused by the recent military invasion of Ukraine by Russian forces and COVID-19-related lockdowns in China, the FOMC announced in May 2022 it would increase the target federal funds rate by 50 basis points to a range of 0.75% to 1.0%, anticipating that ongoing increases in the target range would be appropriate, as well as slowing down certain of its relief programs. As the FRB increases the target federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. If we were to experience a rising interest rate environment where our cost of funds increased faster than the yields on our loan portfolio, it may adversely affect our net interest income, net interest spread and net interest margin, and may cause us to change our operating leverage model or portfolio mix to compensate.

The CFPB has adopted strict enforcement policies in respect of the fair lending laws and the prohibition against unfair, deceptive and abusive acts and practices.

The CFPB has broad rulemaking authority to administer the provisions of the Dodd-Frank Act regarding financial institutions that offer covered financial products and services to consumers. The CFPB was directed under the Dodd-Frank Act to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

Under the current Administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. Of note, CFPB Director Rohit Chopra has indicated that the CFPB will prioritize enforcement of the Equal Credit Opportunity Act (“ECOA”), as implemented by the CFPB’s Regulation B, which prohibits discrimination in any aspect of a credit transaction. To that end, on March 16, 2022, the CFPB revised its Supervision and Examination Manual to explicitly incorporate anti-discrimination considerations in respect of evaluations of potential UDAAPs. Although the Supervision and Examination Manual is not applicable to the Bank due to its asset size, the CFPB’s action represents not only a continuation of the agency’s commitment to a more aggressive enforcement approach, but also a shift in supervision and examination policy and procedure that may result in the commencement of enforcement actions against financial institutions involving a broader range of cited violations of the federal consumer financial laws and expanded allegations of UDAAPs.

We have not yet determined whether this shift in enforcement policy at the CFPB will necessitate any changes to our business or result in additional compliance risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended March 31, 2022, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended March 31, 2022:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 - 31, 2022	—	$—	—	$19,568,117
February 1 - 28, 2022	—	—	—	19,568,117
March 1 - 31, 2022	13,383	6.25	—	19,568,117
Total	13,383	$6.25	—

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS**	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

* This document is being furnished with this Quarterly Report on Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2022		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)