Form 10-Q
period 2022-06-30
Sterling Bancorp, Inc.
filed 2022-08-15
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, 50,816,407 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$285,165	$411,676
Interest-bearing time deposits with other banks	1,183	1,183
Investment securities	382,309	313,879
Loans held for sale	8,964	64,987
Loans, net of allowance for loan losses of $51,766 and $56,548	1,726,366	1,956,266
Accrued interest receivable	6,721	7,696
Mortgage servicing rights, net	2,453	2,722
Leasehold improvements and equipment, net	6,848	7,421
Operating lease right-of-use assets	16,332	18,184
Federal Home Loan Bank stock, at cost	20,288	22,950
Cash surrender value of bank-owned life insurance	8,396	33,033
Deferred tax asset, net	22,028	21,426
Other assets	16,767	15,407
Total assets	$2,503,820	$2,876,830

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$82,387	$63,760
Interest-bearing deposits	1,921,860	2,197,975
Total deposits	2,004,247	2,261,735
Federal Home Loan Bank borrowings	50,000	150,000
Subordinated notes, net	65,308	65,343
Operating lease liabilities	17,540	19,400
Accrued expenses and other liabilities	31,393	36,725
Total liabilities	2,168,488	2,533,203

Shareholders’ Equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,818,212 shares at June 30, 2022 and 50,460,932 shares at December 31, 2021	83,295	82,157
Additional paid-in capital	14,313	14,124
Retained earnings	251,306	248,243
Accumulated other comprehensive loss	(13,582)	(897)
Total shareholders’ equity	335,332	343,627
Total liabilities and shareholders’ equity	$2,503,820	$2,876,830

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$20,746	$30,074	$44,614	$61,368
Interest and dividends on investment securities and restricted stock	1,353	385	2,188	775
Other interest	791	227	1,006	490
Total interest income	22,890	30,686	47,808	62,633

Interest expense
Interest on deposits	2,016	5,236	4,346	11,938
Interest on Federal Home Loan Bank borrowings	314	847	666	1,685
Interest on subordinated notes	1,090	1,005	2,054	2,185
Total interest expense	3,420	7,088	7,066	15,808

Net interest income	19,470	23,598	40,742	46,825
Provision (recovery) for loan losses	(1,109)	(1,806)	(5,398)	(2,543)
Net interest income after provision (recovery) for loan losses	20,579	25,404	46,140	49,368

Non-interest income
Service charges and fees	105	144	227	303
Gain on sale of mortgage loans held for sale	3	70	200	468
Unrealized gains (losses) on equity securities	(170)	15	(406)	(75)
Net servicing income (loss)	(177)	(908)	266	(1,338)
Income on cash surrender value of bank-owned life insurance	255	322	583	635
Other	29	88	586	191
Total non-interest income	45	(269)	1,456	184

Non-interest expense
Salaries and employee benefits	5,569	8,678	15,186	16,526
Occupancy and equipment	2,187	2,249	4,329	4,445
Professional fees	7,066	5,721	12,223	14,476
FDIC assessments	346	500	715	1,219
Data processing	762	440	1,567	786
Net recovery of mortgage repurchase liability	(312)	(512)	(525)	(665)
Other	3,876	2,868	5,422	4,491
Total non-interest expense	19,494	19,944	38,917	41,278

Income before income taxes	1,130	5,191	8,679	8,274
Income tax expense	3,327	1,739	5,616	2,497
Net income (loss)	$(2,197)	$3,452	$3,063	$5,777

Income (loss) per share, basic and diluted	$(0.04)	$0.07	$0.06	$0.12

Weighted average common shares outstanding:
Basic	50,386,856	50,009,053	50,289,612	49,930,563
Diluted	50,386,856	50,060,775	50,496,487	49,987,253

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(2,197)	$3,452	$3,063	$5,777
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investment securities, arising during the period, net of tax effect of $(1,950), $51, $(4,883) and $28, respectively	(5,142)	131	(12,685)	72
Comprehensive income (loss)	$(7,339)	$3,583	$(9,622)	$5,849

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2021	49,981,861	$80,807	$13,544	$224,853	$387	$319,591
Net income	—	—	—	2,325	—	2,325
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	36,082	—	105	—	—	105
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance at March 31, 2021	50,009,407	$80,807	$13,603	$227,178	$328	$321,916
Net income	—	—	—	3,452	—	3,452
Issuance of shares of common stock for cash ($4.50 per share) (Note 9)	300,000	1,350	—	—	—	1,350
Stock-based compensation	165,774	—	193	—	—	193
Other comprehensive income	—	—	—	—	131	131
Balance at June 30, 2021	50,475,181	$82,157	$13,796	$230,630	$459	$327,042

Balance at January 1, 2022	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627
Net income	—	—	—	5,260	—	5,260
Repurchase of restricted shares to pay employee tax liability	(13,383)	—	(84)	—	—	(84)
Stock-based compensation	49,284	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(7,543)	(7,543)
Balance at March 31, 2022	50,496,833	$82,157	$14,186	$253,503	$(8,440)	$341,406
Net loss	—	—	—	(2,197)	—	(2,197)
Repurchase of restricted shares to pay employee tax liability	(16,345)	—	(112)	—	—	(112)
Issuance of shares of common stock to defined contribution retirement plan (Note 9)	160,978	1,138	—	—	—	1,138
Stock-based compensation	176,746	—	239	—	—	239
Other comprehensive loss	—	—	—	—	(5,142)	(5,142)
Balance at June 30, 2022	50,818,212	$83,295	$14,313	$251,306	$(13,582)	$335,332

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$3,063	$5,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(5,398)	(2,543)
Deferred income taxes	4,281	549
Unrealized losses on equity securities	406	75
Amortization (accretion), net, on investment securities	(41)	964
Depreciation and amortization on leasehold improvements and equipment	787	813
Net principal payments (originations) of loans held for sale	2,250	(7,599)
Proceeds from sale of mortgage loans held for sale	1,831	14,904
Gain on sale of loans held for sale	(200)	(468)
Net recovery of mortgage repurchase liability	(525)	(665)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(240)	(271)
Valuation allowance adjustments and amortization of mortgage servicing rights	280	2,555
Stock-based compensation	385	298
Other	(35)	492
Change in operating assets and liabilities:
Accrued interest receivable	975	1,330
Other assets	2,735	2,862
Accrued expenses and other liabilities	(4,907)	457
Net cash provided by operating activities	5,647	19,530

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	—	6,216
Maturities and principal receipts of investment securities	21,904	108,045
Purchases of investment securities	(108,267)	—
Proceeds received from redemption of Federal Home Loan Bank stock	2,662	—
Net decrease in loans	268,078	316,804
Purchases of portfolio loans	(31,002)	(172,505)
Principal payments received on commercial real estate loans held for sale	2,521	—
Proceeds from the sale of commercial real estate loans originated for investment	49,610	—
Proceeds received from settlement of bank-owned life insurance policies	20,234	—
Purchases of leasehold improvements and equipment	(214)	(1,772)
Net cash provided by investing activities	225,526	256,788

Cash Flows From Financing Activities
Net decrease in deposits	(257,488)	(501,641)
Repayment of FHLB advances	(100,000)	—
Proceeds from issuance of shares of common stock	—	1,350
Cash paid for surrender of vested shares to satisfy employee tax liability	(196)	(46)
Net cash used in financing activities	(357,684)	(500,337)
Net change in cash and due from banks	(126,511)	(224,019)
Cash and due from banks at beginning of period	411,676	998,497
Cash and due from banks at end of period	$285,165	$774,478

Supplemental cash flows information
Cash paid for:
Interest	$7,127	$25,432
Income taxes	457	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2,512
Shares of common stock issued in satisfaction of Company’s matching contribution in defined contribution retirement plan	1,138	—

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2022, and the condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Form 10-K”).

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At June 30, 2022 and December 31, 2021, residential real estate loans accounted for 85% and 83%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At June 30, 2022 and December 31, 2021, approximately 84% and 85%, respectively, of gross loans was originated with respect to properties or businesses located in the state of California.

In March 2020, the Bank permanently discontinued its Advantage Loan program. Loans originated under this program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including residential real estate loans held for sale of $7,313 and $11,359 at June 30, 2022 and December 31, 2021, respectively, of which $3,999 and $8,671 were on nonaccrual status at June 30, 2022 and December 31, 2021, respectively) totaled $992,477 and $1,185,458, or 66% and 69% of gross residential loans, at June 30, 2022 and December 31, 2021, respectively. Refer to Note 16—Commitments and Contingencies.

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

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at June 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses:

	June 30, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$186,002	$40	$(4,854)	$181,188
Mortgage-backed securities	44,755	—	(4,172)	40,583
Collateralized mortgage obligations	165,391	273	(10,096)	155,568
Collateralized debt obligations	158	—	(5)	153
Total	$396,306	$313	$(19,127)	$377,492

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$122,291	$106	$(229)	$122,168
Mortgage-backed securities	49,739	84	(386)	49,437
Collateralized mortgage obligations	137,662	530	(1,343)	136,849
Collateralized debt obligations	211	—	(8)	203
Total	$309,903	$720	$(1,966)	$308,657

Securities with a fair value of $118,773 were pledged as collateral on FHLB borrowings at June 30, 2022.

All of the Company’s mortgage-backed securities, and a majority of the Company’s collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $457 and $529 at June 30, 2022 and December 31, 2021, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of June 30, 2022 and December 31, 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The amortized cost and fair value of U.S. Treasury and Agency securities at June 30, 2022 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately, as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities
Due less than one year	$50,085	$50,009
Due after one year through five years	135,917	131,179
Mortgage-backed securities	44,755	40,583
Collateralized mortgage obligations	165,391	155,568
Collateralized debt obligations	158	153
Total	$396,306	$377,492

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at June 30, 2022 and December 31, 2021 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury and Agency securities	$133,148	$(4,854)	$—	$—	$133,148	$(4,854)
Mortgage-backed securities	33,502	(2,796)	7,081	(1,376)	40,583	(4,172)
Collateralized mortgage obligations	113,830	(10,096)	—	—	113,830	(10,096)
Collateralized debt obligations	—	—	153	(5)	153	(5)
Total	$280,480	$(17,746)	$7,234	$(1,381)	$287,714	$(19,127)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury and Agency securities	$49,865	$(229)	$—	$—	$49,865	$(229)
Mortgage-backed securities	7,878	(36)	8,729	(350)	16,607	(386)
Collateralized mortgage obligations	86,354	(1,342)	2,413	(1)	88,767	(1,343)
Collateralized debt obligations	—	—	203	(8)	203	(8)
Total	$144,097	$(1,607)	$11,345	$(359)	$155,442	$(1,966)

As of June 30, 2022, the debt securities portfolio consisted of 33 debt securities, with 27 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2022, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At June 30, 2022 and December 31, 2021, equity securities totaled $4,817 and $5,222, respectively, and are included in investment securities in the condensed consolidated balance sheets.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. At June 30, 2022 and December 31, 2021, equity securities with readily determinable fair values were $4,571 and $4,976, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gains (losses) recorded during the period on equity securities	$(170)	$15	$(406)	$(75)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$(170)	$15	$(406)	$(75)

The Company has elected to account for its investment in a thinly traded restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the six months ended June 30, 2022 and 2021. The investment was reported at $246 at June 30, 2022 and December 31, 2021.

Note 4—Loans

Loans Held for Sale

The major categories of loans held for sale were as follows:

	June 30,	December 31,
	2022	2021
Residential real estate	$7,313	$11,359
Commercial real estate	1,651	53,628
Total loans held for sale	$8,964	$64,987

At June 30, 2022, loans held for sale includes nonaccrual residential real estate loans of $3,999. At December 31, 2021, loans held for sale includes nonaccrual loans of $18,026, consisting of residential real estate loans of $8,671 and commercial real estate loans of $9,355, of which one commercial real estate loan of $2,059 was considered a troubled debt restructuring.

In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

Loans Held for Investment and Allowance for Loan Losses

The major categories of loans held for investment and the allowance for loan losses were as follows:

	June 30,	December 31,
	2022	2021
Residential real estate	$1,506,852	$1,704,231
Commercial real estate	214,494	201,240
Construction	55,150	106,759
Commercial lines of credit	1,418	363
Other consumer	218	221
Total loans	1,778,132	2,012,814
Less: allowance for loan losses	(51,766)	(56,548)
Loans, net	$1,726,366	$1,956,266

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Loans totaling $480,276 and $557,410 were pledged as collateral on FHLB borrowings at June 30, 2022 and December 31, 2021, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022 and 2021:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$29,911	$13,709	$8,829	$6	$—	$52,455
Provision (recovery) for loan losses	(272)	1,251	(2,123)	30	5	(1,109)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	540	75	2	—	—	617
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(2,753)	2,347	(5,025)	28	5	(5,398)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	730	80	3	—	—	813
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$33,056	$22,763	$15,966	$86	$—	$71,871
Provision (recovery) for loan losses	(579)	(287)	(912)	(28)	—	(1,806)
Charge offs	—	—	—	—	—	—
Recoveries	587	15	2	—	—	604
Total ending balance	$33,064	$22,491	$15,056	$58	$—	$70,669

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	(93)	518	(2,935)	(33)	—	(2,543)
Charge offs	—	—	—	—	—	—
Recoveries	791	31	3	—	—	825
Total ending balance	$33,064	$22,491	$15,056	$58	$—	$70,669

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment by impairment methodology as of June 30, 2022 and December 31, 2021:

				Commercial
	Residential	Commercial		Lines of	Other
June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	29,982	15,035	6,708	36	5	51,766
Total ending allowance balance	$29,982	$15,035	$6,708	$36	$5	$51,766
Loans:
Loans individually evaluated for impairment	$50	$—	$8,265	$112	$—	$8,427
Loans collectively evaluated for impairment	1,506,802	214,494	46,885	1,306	218	1,769,705
Total ending loans balance	$1,506,852	$214,494	$55,150	$1,418	$218	$1,778,132

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$159
Collectively evaluated for impairment	32,043	12,608	11,730	8	—	56,389
Total ending allowance balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Loans:
Loans individually evaluated for impairment	$350	$4,441	$14,984	$116	$—	$19,891
Loans collectively evaluated for impairment	1,703,881	196,799	91,775	247	221	1,992,923
Total ending loans balance	$1,704,231	$201,240	$106,759	$363	$221	$2,012,814

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At June 30, 2022			At December 31, 2021
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate:
First mortgage	$84	$50	$—	$91	$65	$—
Commercial real estate:
Retail	231	—	—	—	—	—
Hotels/Single-room occupancy hotels	—	—	—	4,459	4,441	—
Construction	10,343	8,265	—	15,004	14,984	—
Commercial lines of credit:
Private banking	112	112	—	116	116	—
Subtotal	10,770	8,427	—	19,670	19,606	—
With an allowance for loan losses recorded:
Residential real estate:
First mortgage	—	—	—	273	285	159
Total	$10,770	$8,427	$—	$19,943	$19,891	$159

	Three Months Ended at June 30,
	2022			2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate:
First mortgage	$55	$1	$1	$86	$—	$—
Commercial real estate:
Retail	—	—	—	1,013	—	—
Hotels/Single-room occupancy hotels	—	—	—	17,926	—	—
Other	—	—	—	136	—	—
Construction	8,320	39	26	22,801	43	29
Commercial lines of credit:
Private banking	113	1	1	122	2	1
Subtotal	8,488	41	28	42,084	45	30
With an allowance for loan losses recorded:
Residential real estate:
First mortgage	142	—	—	277	1	1
Construction	—	—	—	11,104	55	37
Subtotal	142	—	—	11,381	56	38
Total	$8,630	$41	$28	$53,465	$101	$68

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

	Six Months Ended at June 30,
	2022			2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate:
First mortgage	$57	$1	$1	$88	$—	$—
Commercial real estate:
Retail	—	—	—	1,020	—	—
Hotels/Single-room occupancy hotels	—	—	—	17,914	—	—
Other	—	—	—	136	—	—
Construction	8,340	78	65	30,207	138	124
Commercial lines of credit:
Private banking	114	3	3	1,645	3	3
Subtotal	8,511	82	69	51,010	141	127
With an allowance for loan losses recorded:
Residential real estate:
First mortgage	190	1	1	277	1	1
Construction	—	—	—	10,721	107	89
Subtotal	190	1	1	10,998	108	90
Total	$8,701	$83	$70	$62,008	$249	$217

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding nonaccrual loans held for sale, by class of loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$42,357	$37	$45,439	$39
Residential second mortgage	210	—	236	—
Commercial real estate:
Hotels/Single-room occupancy hotels	—	—	4,441	—
Construction	5,781	—	12,499	—
Total	$48,348	$37	$62,615	$39

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
June 30, 2022	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$19,167	$4,864	$42,394	$66,425	$1,428,767	$1,495,192
Residential second mortgage	—	—	210	210	11,450	11,660
Commercial real estate:
Retail	—	—	—	—	26,098	26,098
Multifamily	—	—	—	—	98,327	98,327
Office	—	—	—	—	20,208	20,208
Hotels/ Single-room occupancy hotels	—	—	—	—	15,526	15,526
Industrial	—	—	—	—	11,463	11,463
Other	—	—	—	—	42,872	42,872
Construction	—	—	5,781	5,781	49,369	55,150
Commercial lines of credit:
Private banking	—	—	—	—	112	112
C&I lending	—	—	—	—	1,306	1,306
Other consumer	—	—	—	—	218	218
Total	$19,167	$4,864	$48,385	$72,416	$1,705,716	$1,778,132

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$24,044	$3,425	$45,478	$72,947	$1,617,509	$1,690,456
Residential second mortgage	107	—	236	343	13,432	13,775
Commercial real estate:
Retail	—	—	—	—	19,574	19,574
Multifamily	—	—	—	—	96,960	96,960
Office	—	—	—	—	12,382	12,382
Hotels/Single-room occupancy hotels	—	—	4,441	4,441	9,780	14,221
Industrial	—	—	—	—	7,320	7,320
Other	—	—	—	—	50,783	50,783
Construction	10,500	—	12,499	22,999	83,760	106,759
Commercial lines of credit:
Private banking	—	—	—	—	116	116
C&I lending	—	—	—	—	247	247
Other consumer	—	—	—	—	221	221
Total	$34,651	$3,425	$62,654	$100,730	$1,912,084	$2,012,814

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Troubled Debt Restructurings

As of June 30, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDR”) of $8,427 and $18,416, respectively. The Company has not allocated a specific allowance for loan losses for these loans at of June 30, 2022 and has $39 of specific allowance for loan loss for these loans at of December 31, 2021. There are no commitments to lend additional amounts.

There were no loans modified as TDRs during the three or six months ended June 30, 2022 or 2021.

There were no TDRs for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2022 or 2021. At June 30, 2022, there was one loan totaling $5,781 in default. At December 31, 2021, five loans totaling $15,752 were in default.

The terms of certain other loans have been modified during the three and six months ended June 30, 2022 that did not meet the definition of a TDR. These other loans that were modified were not considered significant.

Foreclosure Proceedings

At June 30, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $11,315 and $2,780, respectively. Of the loans in formal foreclosure proceedings, $2,755 and $2,770 were included in loans held for sale in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans are classified as held for investment and receive an allocation of the allowance for loan losses consistent with a substandard loan loss allocation rate as these loans were classified as substandard at June 30, 2022 and December 31, 2021, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

At June 30, 2022 and December 31, 2021, the risk rating of loans by class of loans was as follows:

		Special
June 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,452,798	$—	$42,394	$—	$1,495,192
Residential second mortgage	11,450	—	210	—	11,660
Commercial real estate:
Retail	26,098	—	—	—	26,098
Multifamily	70,568	17,699	10,060	—	98,327
Office	18,298	1,910	—	—	20,208
Hotels/ Single-room occupancy hotels	8,105	5,864	1,557	—	15,526
Industrial	9,998	1,465	—	—	11,463
Other	36,112	6,760	—	—	42,872
Construction	37,973	—	17,177	—	55,150
Commercial lines of credit:
Private banking	112	—	—	—	112
C&I lending	1,306	—	—	—	1,306
Other consumer	218	—	—	—	218
Total	$1,673,036	$33,698	$71,398	$—	$1,778,132

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,644,974	$—	$45,249	$233	$1,690,456
Residential second mortgage	13,539	—	236	—	13,775
Commercial real estate:
Retail	18,846	728	—	—	19,574
Multifamily	75,543	8,104	13,313	—	96,960
Office	10,413	—	1,969	—	12,382
Hotels/ Single-room occupancy hotels	8,205	—	6,016	—	14,221
Industrial	7,320	—	—	—	7,320
Other	48,996	1,692	95	—	50,783
Construction	67,254	17,226	16,348	5,931	106,759
Commercial lines of credit:
Private banking	116	—	—	—	116
C&I lending	236	11	—	—	247
Other consumer	221	—	—	—	221
Total	$1,895,663	$27,761	$83,226	$6,164	$2,012,814

During the three months ended June 30, 2022, the Bank repurchased a pool of Advantage Loan Program loans with a total outstanding principal balance of $30,380. During the three and six months ended June 30, 2021, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $79,818 and $167,762, respectively. The Advantage Loan Program loans that have been repurchased and included in the loan portfolio have an outstanding principal balance of $169,965 and $171,185 at June 30, 2022 and December 31, 2021, respectively. For more information on the repurchases of Advantage Loan Program loans, refer to Note 16—Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 5—Mortgage Servicing Rights, net

The Bank records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Residential real estate mortgage loan portfolios serviced for:
FNMA	$117,421	$124,764
FHLB	36,815	40,209
Private investors	89,648	142,810
Total	$243,884	$307,783

Custodial escrow balances maintained with these serviced loans were $693 and $5,501 at June 30, 2022 and December 31, 2021, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Mortgage servicing rights:
Beginning of period	$3,088	$5,855	$3,332	$7,853
Additions	2	25	11	99
Amortization	(548)	(1,680)	(801)	(3,752)
End of period	2,542	4,200	2,542	4,200

Valuation allowance at beginning of period	200	1,229	610	2,165
Additions (recoveries)	(111)	(261)	(521)	(1,197)
Valuation allowance at end of period	89	968	89	968

Mortgage servicing rights, net	$2,453	$3,232	$2,453	$3,232

Servicing fee income (loss), net of amortization of servicing rights and changes in the valuation allowance, was $(177) and $(908) for the three months ended June 30, 2022 and 2021, respectively, and $266 and $(1,338) for the six months ended June 30, 2022 and 2021, respectively.

The fair value of mortgage servicing rights was $2,899 and $2,916 at June 30, 2022 and December 31, 2021, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at June 30, 2022 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 11.9% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 73 months and a weighted average default rate of 0.2%. The fair value at December 31, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 17.6% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 52 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At June 30, 2022 and December 31, 2021, the carrying amount of certain individual groupings exceeded their fair values, resulting in write-downs to fair value. Refer to Note 14—Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 6—Deposits

Time deposits, included in interest-bearing deposits, were $669,581 and $891,820 at June 30, 2022 and December 31, 2021, respectively. Time deposits included brokered deposits of $20,109 at December 31, 2021. There were no brokered deposits at June 30, 2022.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $183,767 and $244,868 at June 30, 2022 and December 31, 2021, respectively.

Note 7—FHLB Borrowings

FHLB Advances

FHLB borrowings at June 30, 2022 and December 31, 2021 consist of the following:

	June 30,		December 31,
	2022	Interest Rates	2021	Interest Rates
Long-term fixed rate advances	$50,000	1.96%	$150,000	0.43% - 1.96%

At June 30, 2022, the Company has long-term fixed-rate advances of $50,000 with a maturity date of May 2029. The advances require monthly interest-only payments with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advances may be callable by the FHLB in May 2024. In May of 2022, the Bank utilized its excess liquidity to repay $100,000 in long-term fixed rate advances which the FHLB had called using the call provision. At June 30, 2022, the Bank had additional borrowing capacity of $389,260 from the FHLB.

FHLB Overdraft Line of Credit and Letters of Credit

The Bank has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the six months ended June 30, 2022. At June 30, 2022 and December 31, 2021, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 1.90% and 0.43% at June 30, 2022 and December 31, 2021, respectively. The agreement has a one-year term and terminates in October 2022.

In 2021, the Bank entered into irrevocable standby letters of credit arrangements with the FHLB totaling $11,500 to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 has a 16-month term and expires in July 2022. An irrevocable standby letter of credit originally of $4,000 has a 36-month term and expires in July 2024. This letter was reduced to $2,000 during the second quarter of 2022; thereby, the Bank has total available letters of credit of $9,500 and $11,500 at June 30, 2022 and December 31, 2021, respectively. There were no borrowings outstanding on these standby letters of credit during the six months ended June 30, 2022 and 2021.

The long-term fixed-rate advances and the overdraft line of credit are collateralized by certain investment securities and loans. Refer to Note 3—Investment Securities for further information on securities pledged as collateral and Note 4—Loans for further information on loans pledged as collateral.

Other Borrowings

The Bank had available unsecured credit lines with other banks totaling $80,000 at June 30, 2022 and December 31, 2021. There were no borrowings under these unsecured credit lines during the six months ended June 30, 2022 and 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 8—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	June 30,	December 31,
	2022	2021
Subordinated notes	$65,000	$65,000
Unamortized note premium	308	343
Total	$65,308	$65,343

The Notes bore interest at 7.0% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 6.86% and 5.94% at June 30, 2022 and December 31, 2021, respectively. Note premium costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,090 and $1,005 for the three months ended June 30, 2022 and 2021, respectively, and $2,054 and $2,185 for the six months ended June 30, 2022 and 2021, respectively. The Notes mature in April 2026.

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

Note 9 – Shareholders’ Equity

In April 2022, the Company issued and contributed 160,978 shares of common stock to fund the matching contribution made under the Bank’s defined contribution retirement plan. The contribution amount of $1,138 was valued using the closing market price of the stock on the date contributed or $7.07 per share.

In May 2021, the Company issued and sold 300,000 unregistered shares of common stock to its chief executive officer pursuant to the terms of a stock purchase agreement entered into at the time of the chief executive officer’s employment for cash consideration of $1,350 or $4.50 per share, the fair market value on date of sale.

Note 10—Stock-based Compensation

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Beginning with grants in 2020, stock option awards vest ratably over three years (one-third per year) after the date of grant, while stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years. No stock option awards were granted during the six months ended June 30, 2022 and 2021.

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2022	367,767	$5.41	8.13	$525
Granted	—
Exercised	—
Forfeited/expired	(18,222)	9.67
Outstanding at June 30, 2022	349,545	$5.19	7.68	$510
Exercisable at June 30, 2022	344,506	$5.14	7.69	$510

The Company recorded stock-based compensation expense associated with stock options of $2 and $46 for the three months ended June 30, 2022 and 2021, respectively, and $(11) and $103 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was $6 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of less than one year.

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

During the six months ended June 30, 2022, the board of directors approved the issuance of 230,427 shares of restricted stock, of which 45,000 shares were awarded to independent directors and 185,427 shares were awarded to key employees. During the six months ended June 30, 2021, the board of directors approved the issuance of 227,702 shares of restricted stock, of which 45,000 shares were awarded to independent directors and 182,702 shares were awarded to key employees.

During the six months ended June 30, 2022 and 2021, the Company withheld 29,728 shares and 8,536 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $196 and $46, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

A summary of the restricted stock awards activity for the six months ended June 30, 2022 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2022	293,637	$5.81
Granted	230,427	6.57
Vested	(101,342)	6.23
Forfeited	(4,397)	6.94
Nonvested at June 30, 2022	418,325	$6.12

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $237 and $147 for the three months ended June 30, 2022 and 2021, respectively, and $396 and $195 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was $2,183 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.36 years. The total fair value of shares vested during the six months ended June 30, 2022 and 2021 was $655 and $173, respectively.

Note 11—Regulatory Capital Requirements

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

The Bank, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements for first-lien residential mortgage exposures set forth under the Basel III capital rules. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. The table below presents the Company’s and the Bank’s regulatory capital amounts and ratios applying the 100% risk weight as of June 30, 2022 and December 31, 2021 for the Company’s and Bank’s total adjusted capital to risk-weighted assets, Tier 1 (core) capital to risk-weighted assets and CET1 to risk weighted assets.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

At June 30, 2022 and December 31, 2021, the Company and the Bank had met all regulatory capital requirements to which they are subject and held capital in excess of the CCB, and the Bank’s regulatory capital ratios exceeded the requirements to be considered well capitalized for all regulatory purposes. The following tables present the Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios at June 30, 2022 and December 31, 2021, applying the 100% risk weight to Advantage Loan Program loans:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$408,946	24.70%	$132,448	8.00%	N/A	N/A
Bank	411,042	24.93	131,924	8.00	$164,905	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	348,679	21.06	99,336	6.00	N/A	N/A
Bank	390,044	23.65	98,943	6.00	131,924	8.00
Common Equity Tier 1 (CET1)
Consolidated	348,679	21.06	74,502	4.50	N/A	N/A
Bank	390,044	23.65	74,207	4.50	107,188	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	348,679	12.91	108,015	4.00	N/A	N/A
Bank	390,044	14.44	108,083	4.00	135,104	5.00

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$421,732	21.24%	$158,851	8.00%	N/A	N/A
Bank	407,699	20.55	158,707	8.00	$198,384	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	344,247	17.34	119,138	6.00	N/A	N/A
Bank	382,509	19.28	119,030	6.00	158,707	8.00
Common Equity Tier 1 (CET1)
Consolidated	344,247	17.34	89,354	4.50	N/A	N/A
Bank	382,509	19.28	89,273	4.50	128,950	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	344,247	11.47	120,039	4.00	N/A	N/A
Bank	382,509	12.77	119,859	4.00	149,824	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

In order to provide a comparable trend analysis for the Bank’s and the Company’s risk based capital ratios applying the 100% risk weight to Advantage Loan Program loans, the tables below present the regulatory capital ratios applying the 100% risk weight at December 31 for each of the past five years. At each of the year-end dates reported, the Company and the Bank had met all minimum regulatory capital requirements and applicable capital cushions to which they are subject and held capital in excess of the CCB, and the Bank would have been considered well capitalized for all regulatory purposes. The CCB requirement was phased in beginning on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until the buffer was implemented in full at 2.5% on January 1, 2019. Accordingly, the CCB at December 31, 2018 was 1.875% and the CCB at December 31, 2017 was 1.25%.

	Company at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	21.24%	16.51%	14.58%	14.82%	13.49%
Tier 1 (core) capital to risk-weighted assets	17.34%	12.65%	11.56%	11.77%	10.33%
Common Equity Tier 1 (CET1)	17.34%	12.65%	11.56%	11.77%	10.33%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	11.47%	8.08%	10.11%	10.42%	9.83%

	Bank at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	20.55%	15.74%	12.08%	11.43%	10.06%
Tier 1 (core) capital to risk-weighted assets	19.28%	14.47%	11.32%	10.66%	9.12%
Common Equity Tier 1 (CET1)	19.28%	14.47%	11.32%	10.66%	9.12%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	12.77%	9.20%	9.90%	9.44%	8.68%

In comparison to the above table, the tables below present the Bank’s and the Company’s regulatory capital ratios applying the 50% risk weight to Advantage Loan Program loans at December 31 for each of the past five years, as previously reported.

	Company at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	29.02%	22.58%	21.49%	21.98%	20.28%
Tier 1 (core) capital to risk-weighted assets	24.08%	17.68%	17.04%	17.45%	15.53%
Common Equity Tier 1 (CET1)	24.08%	17.68%	17.04%	17.45%	15.53%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	11.47%	8.08%	10.11%	10.42%	9.83%

	Bank at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	28.07%	21.56%	17.82%	16.94%	14.76%
Tier 1 (core) capital to risk-weighted assets	26.79%	20.27%	16.70%	15.80%	13.71%
Common Equity Tier 1 (CET1)	26.79%	20.27%	16.70%	15.80%	13.71%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	12.77%	9.20%	9.90%	9.44%	8.68%

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

Note 12—Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. In periods of a net loss, basic and diluted share information are the same. The Company determines the potentially dilutive common shares using the treasury stock method. The following table presents the computation of income (loss) per share, basic and diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(2,197)	$3,452	$3,063	$5,777

Denominator:
Weighted average common shares outstanding, basic	50,386,856	50,009,053	50,289,612	49,930,563
Weighted average effect of potentially dilutive common shares:
Stock options	—	41,055	112,422	45,423
Restricted stock	—	10,667	94,453	11,267
Weighted average common shares outstanding, diluted	50,386,856	50,060,775	50,496,487	49,987,253

Income (loss) per share, basic and diluted	$(0.04)	$0.07	$0.06	$0.12

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	344,506	67,767	49,545	71,325
Restricted stock	418,325	241,732	59,074	153,190
Total	762,831	309,499	108,619	224,515

Note 13—Employee Benefit Plans

In May 2022, the Bank surrendered a large split-dollar life program and a few smaller bank-owned life insurance (“BOLI”) policies related to former executives and a controlling shareholder with a cash surrender value of $24.9 million. The $13.1 million increase in value over the duration of the ownership of the policies has moved from non-taxable income to taxable income, resulting in a $3.6 million increase in income tax expense for the three and six months ended June 30, 2022. Additional taxes of $1.3 million relating to this surrender are included in other expense within non-interest expense during the three and six months ended June 30, 2022.

In connection with the surrender, the Bank also cancelled certain deferred compensation and the split dollar life insurance agreement with its controlling shareholder which resulted in the reversal of the related liabilities of $4.5 million which are included as a reduction in salaries and employee benefits expense for the three and six months ended June 30, 2022.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2022 and December 31, 2021:

		Fair Value Measurements at
		June 30, 2022
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$181,188	$93,500	$87,688	$—
Mortgage-backed securities	40,583	—	40,583	—
Collateralized mortgage obligations	155,568	—	155,568	—
Collateralized debt obligations	153	—	—	153
Equity securities	4,571	4,571	—	—

		Fair Value Measurements at
		December 31, 2021
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$122,168	$48,827	$73,341	$—
Mortgage-backed securities	49,437	—	49,437	—
Collateralized mortgage obligations	136,849	—	136,849	—
Collateralized debt obligations	203	—	—	203
Equity securities	4,976	4,976	—	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Six Months Ended June 30,
	2022	2021
Balance of recurring Level 3 assets at beginning of period	$203	$187
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive income (loss)	3	4
Principal maturities/settlements	(53)	(1)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$153	$190

Unrealized losses on Level 3 investments for collateralized debt obligations was $5 and $8 at June 30, 2022 and December 31, 2021, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $3 for the six months ended June 30, 2022 and 2021.

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, the Bank may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at June 30, 2022
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$926	$—	$—	$926

	Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$86	$—	$—	$86
Commercial real estate loans held for sale	53,628	—	53,628	—
Mortgage servicing rights	2,052	—	—	2,052

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

As discussed above, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following tables present quantitative information about Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2022
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Mortgage servicing rights	$926	Discounted cash flow	Discount rate	9.5% - 12.0% (11.9%)
			Prepayment speed	7.8% - 28% (19.0%)
			Default rate	0.1% - 0.2% (0.2%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Impaired loans:
Residential real estate	$86	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15%)
Mortgage servicing rights	$2,052	Discounted cash flow	Discount rate	9.5% - 12.0% (11.0%)
			Prepayment speed	10.5% - 37.1% (19.7%)
			Default rate	0.1% - 0.2% (0.2%)

(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2022 and December 31, 2021, are as follows:

	Fair Value Measurements at June 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$285,165	$285,165	$285,165	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Loans held for sale	8,964	9,398	—	9,398	—
Loans, net	1,726,366	1,683,258	—	—	1,683,258

Financial Liabilities
Time deposits	669,581	673,210	—	673,210	—
Federal Home Loan Bank borrowings	50,000	49,050	—	49,050	—
Subordinated notes, net	65,308	65,037	—	65,037	—

	Fair Value Measurements at December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$411,676	$411,676	$411,676	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Loans held for sale	11,359	11,809	—	11,809	—
Loans, net(1)	1,956,180	2,025,409	—	—	2,025,409

Financial Liabilities
Time deposits	891,820	894,049	—	894,049	—
Federal Home Loan Bank borrowings	150,000	152,560	—	152,560	—
Subordinated notes, net	65,343	65,073	—	65,073	—

(1)Excludes impaired loans measured at fair value on a nonrecurring basis at December 31, 2021.

Note 15—Related Party Transactions

In May 2021, the Company issued and sold unregistered shares of common stock to its Chief Executive Officer in exchange for cash consideration. Refer to Note 9 – Shareholders’ Equity.

The Company subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $97 for the three months ended June 30, 2021, and $112 and $192 during the six months ended June 30, 2022 and 2021, respectively. The sublease agreements ended on March 31, 2022.

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At June 30, 2022, outstanding commitments to make loans consisted of variable rate loans of $2,802 at varying interest rates ranging from 3.125% to 4.375% at June 30, 2022 with maturities of 30 years.

Unused Lines of Credit

The Bank also issues unused lines of credit to meet customer financing needs. At June 30, 2022, the unused lines of credit include residential second mortgages of $10,618 and construction loans of $16,682 totaling $27,300. These unused lines of credit are associated with variable rate commitments at interest rates ranging from 4.0% to 6.95% with maturities ranging from one month to 23 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Commitments to make loans	$2,802	$23,610
Unused lines of credit	27,300	45,805
Standby letters of credit	24	24

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The Bank is fully cooperating with the OCC Investigation and has implemented the items necessary to achieve compliance with the obligations in the OCC Agreement. A finding by the OCC that the Bank failed to comply with the OCC Agreement or adverse findings in the OCC Investigation could result in additional regulatory scrutiny, constraints on the Bank’s business, or other formal enforcement action, including the assessment of fines and penalties. Any of those events could have a material adverse effect on our future operations, financial condition, growth, or other aspects of our business.

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

The Bank has incurred and expects to continue to incur significant costs in its efforts to comply with the OCC Agreement and respond to the government investigations, which are reflected in the Company’s results of operations for the three and six months ended June 30, 2022 and 2021. Adverse findings in any of the aforementioned government investigations could also have collateral consequences for the Company and the Bank, such as creating breaches of representation in certain third-party agreements and loss of eligibility to participate in certain government programs and programs of government sponsored entities.

In 2019, the Company commenced an internal review of the Advantage Loan Program and related matters (the “Internal Review”). The primary focus of the Internal Review, which has been led by outside legal counsel at the direction of a special committee of independent directors (the “Special Committee”), has involved the origination of residential real estate loans under the Advantage Loan Program and related matters. Results from the Special Committee’s Internal Review have indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation. As a result, the Company permanently discontinued the Advantage Loan Program. While the Internal Review is substantially complete, the Company expects the Internal Review to remain open during the pendency of the government investigations discussed herein, and it is possible additional work will be required in connection with the Internal Review.

At June 30, 2022 and December 31, 2021, the Company has a liability for contingent losses of $15,000 for the outcome of the pending investigations. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s business, financial condition or results of operations.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

On January 21, 2022, the Company and the purported shareholder entered into an agreement in the form of a definitive stipulation of settlement (the “Settlement”). Pursuant to the Settlement, the Company agreed to adopt and implement substantial corporate governance reforms, many of which have been implemented, and pay attorneys’ fees and expenses in exchange for the release of all defendants from all alleged claims therein. The Settlement provides customary releases of certain individuals and entities, including the current board of directors and certain former board members, and reserves for the Company’s board of directors the exclusive right to continue to evaluate and pursue claims against non-released individuals based on their conduct concerning, related to, or arising from the matters raised in the Shareholder Demand. The Settlement remains subject to final court approval and other customary conditions. Reimbursement of the plaintiff attorneys’ fees and expenses of $650 due under the Settlement will be paid by the Company’s insurance carriers under applicable insurance policies. A loss recovery receivable of $650 was recorded in the fourth quarter of 2021, in the amount of the liability for the total of the attorneys’ fees and expenses also recorded in the fourth quarter of 2021. On April 25, 2022, the court granted preliminary approval of the Settlement, and a final approval hearing is currently scheduled to be held before the court on September 29, 2022.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. Since this time, certain third-party investors have accepted this offer. In May 2022, the Company repurchased a pool of Advantage Loan Program loans with a total outstanding unpaid principal balance of $30,380, which was not subject to an existing written agreement to repurchase. In connection with this repurchase, the Company recognized a loss of $695 related to a fair value discount in other non-interest expense and a disposition of $376 of mortgage servicing rights, and charged a loss of $622 against the mortgage repurchase liability. Through June 30, 2022, the Company has repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $273,847. Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices stated in the agreements. The Company may be required to repurchase the additional pools of Advantage Loan Program loans within the time ranges specified in the following table, with the final decision to effect any such repurchase and the specific date of repurchase within each range to be determined by the applicable investor. Losses expected to be incurred upon the repurchase of such loans are reflected in the mortgage repurchase liability.

Outstanding
Principal Balance at
Repurchase Date Range	June 30, 2022
Present – February 28, 2023	$11,472
Present – May 21, 2023	11,784
Present – July 22, 2023	23,071
July 25, 2022 – July 25, 2023	14,475
$60,802

As of June 30, 2022 and December 31, 2021, the Bank’s mortgage repurchase liability was $1,807 and $2,954, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations for breach of representations and warranties totaled $177,704 and $237,049 at June 30, 2022 and December 31, 2021, respectively, including Advantage Loan Program loans totaling $89,648 and $142,810 at June 30, 2022 and December 31, 2021, respectively.

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

Activity in the mortgage repurchase liability was as follows:

	Six Months Ended
	June 30,
	2022	2021
Balance, beginning of period	$2,954	$9,699
Net recovery	(525)	(665)
Loss on loan repurchases	(622)	(4,742)
Balance, end of the period	$1,807	$4,292

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

The risks, uncertainties and other factors identified in our filings with the SEC, and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, see the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors and other disclosures, in evaluating these forward-looking statements.

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

Risks Related to the Advantage Loan Program

●	The results of the Internal Review of our Advantage Loan Program and related matters
●	The results of investigations of us by the OCC, the DOJ, the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program
●	Compliance with the OCC Agreement and BSA/AML laws and regulations generally
●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the COVID-19 pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and the Federal Reserve
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the QTL test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws
●	Failure to comply with banking laws and regulations

●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuation of the London Interbank Offered Rate (“LIBOR”)

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	The recent significant transition in our senior management and our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers

●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

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

The Company incurred significant legal, consulting and other third-party expenses during the second quarter of 2022, as it has over the past two years, in connection with the Internal Review; the OCC, DOJ and SEC investigations; compliance with the OCC Agreement; defending litigation related to the Advantage Loan Program and reimbursing current and former officers and directors for their out-of-pocket legal costs in connection with the government investigations. For additional information regarding these matters, see “Part II, Item 1. Legal Proceedings” and “Part II, Item 1A. Risk Factors.”

Overview of Quarterly Performance

The Company experienced a net loss of $2.2 million for the quarter ended June 30, 2022 compared to net income of $3.5 million for the quarter ended June 30, 2021. Our net interest margin continued to improve, though our loan portfolio continued to decline which reduced our net interest income compared to the second quarter of 2021. Also contributing to the net loss for the second quarter of 2022 compared to net income for the second quarter of 2021 are continued elevated professional fees attributable to the ongoing government investigations and regulatory compliance improvements. Our recovery for loan losses for the second quarter of 2022 was lower than the recovery for loan losses for the second quarter of 2021 as our asset quality remained stable during the second quarter of 2022 with nonperforming assets of $55.0 million at June 30, 2022, although our loan portfolio continued to decline. Although our income before income taxes declined in the second quarter of 2022 compared to the second quarter of 2021, our income tax expense increased largely due to the tax impact on the gain associated with the surrender of a large split-dollar life program and a few smaller BOLI policies related to certain former executives and a controlling shareholder with a cash surrender value of $24.9 million during the second quarter of 2022.

We continued to experience significant repayments in our loan portfolio in excess of our loan originations contributing to our excess liquidity and used a portion of that liquidity to allow higher cost deposits to mature without renewal. This resulted in the continued overall decline of our consolidated balance sheet, with total assets declining from $2.9 billion at December 31, 2021 to $2.5 billion at June 30, 2022. We also used some of the excess liquidity to increase our investment securities and pay down our FHLB advances.

During the three months ended June 30, 2022, we continued to focus on strengthening our net interest margin while completing several undertakings. During the second quarter of 2022, we outsourced our residential loan origination function to Promontory MortgagePath (“MortgagePath”), which provides community banks with an outsourced residential lending service for mortgage loan production. The transition was fully implemented and launched at the end of May 2022. MortgagePath employs staff primarily dedicated to the origination of the Bank’s loan products, which are underwritten pursuant to the Bank’s lending policies. The Bank maintains the final credit decision. In connection with the transition, during the second quarter of 2022, we achieved a reduction in force of 35 full-time equivalent positions in our in-house mortgage origination area.

During the three months ended June 30, 2022, the Bank repurchased a pool of Advantage Loan Program loans with a total outstanding unpaid principal balance of $30.4 million. In connection with this repurchase, the Company recognized a loss of $0.7 million related to a fair value discount in other non-interest expense and a disposition of $0.4 million of mortgage servicing rights, and charged a loss of $0.6 million against the mortgage repurchase liability.

Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes.

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

During the six months ended June 30, 2022, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2021 Form 10-K.

Financial Condition

The Company’s total assets were $2.5 billion at June 30, 2022 compared to $2.9 billion at December 31, 2021. Total loans, net of allowance for loan losses, decreased to $1.7 billion compared to $2.0 billion at December 31, 2021. During the six months ended June 30, 2022, the Company originated loans held for investment, consisting of residential real estate loans of $53.9 million and commercial real estate loans of $28.7 million, residential real estate loans held for sale of $1.8 million, and commercial and industrial loans of $1.1 million. The Company also repurchased Advantage Loan Program loans with an aggregate principal balance of $30.4 million. The investment securities portfolio increased $68.4 million, or 22%, to $382.3 million at June 30, 2022 from $313.9 million at December 31, 2021, which is attributable to purchases of additional investments totaling $108.3 million, partially offset by maturing investments, totaling $21.9 million. The significant loan repayments experienced during the six months ended June 30, 2022 continued the trend over the past several years in our Advantage Loan Program portfolio and were the primary driver of the continued reduction of the consolidated balance sheet. Most of the excess liquidity from the loan repayments was used to fund maturing time deposits that generally carried higher interest rates. Total deposits decreased $257.5 million, or 11%, to $2.0 billion at June 30, 2022. FHLB borrowings decreased from $150.0 million at December 31, 2021 to $50.0 million at June 30, 2022, which is attributable to repayment of $100.0 million in FHLB advances during the second quarter of 2022.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30, 2022		At December 31, 2021
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,506,852	85%	$1,704,231	85%
Commercial real estate	214,494	12%	201,240	10%
Construction	55,150	3%	106,759	5%
Total real estate	1,776,496	100%	2,012,230	100%
Commercial lines of credit	1,418	—%	363	—%
Other consumer	218	—%	221	—%
Total loans	1,778,132	100%	2,012,814	100%
Less: allowance for loan losses	(51,766)		(56,548)
Loans, net	$1,726,366		$1,956,266

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at June 30, 2022:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$18,993	$1,487,859	$1,506,852
Commercial real estate	92,799	121,695	214,494
Construction	—	55,150	55,150
Commercial lines of credit	—	1,418	1,418
Other consumer	218	—	218
Total	$112,010	$1,666,122	$1,778,132

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of June 30, 2022:

	Residential	Commercial		Commercial	Other
June 30, 2022	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$516,708	$13,382	$55,150	$1,418	$—	$586,658
After 6 months through 12 months	416,557	3,024	—	—	—	419,581
After 12 months through 24 months	136,332	5,119	—	—	—	141,451
After 24 months through 36 months	127,526	67,688	—	—	—	195,214
After 36 months through 60 months	209,188	32,482	—	—	—	241,670
After 60 months	81,548	—	—	—	—	81,548
Fixed to maturity	18,993	92,799	—	—	218	112,010
Total	$1,506,852	$214,494	$55,150	$1,418	$218	$1,778,132

At June 30, 2022, we have adjustable-rate loans totaling $1.1 billion, or 63%, in our loan portfolio, that are LIBOR-indexed currently and will reprice to an interest rate based on LIBOR, until LIBOR is no longer available as a reference rate. At June 30, 2022, $160.6 million, or 10%, of our adjustable interest rate loans were at their interest rate floor. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk relating to the discontinuance of LIBOR and the expected conversion of our LIBOR based loans to Secured Overnight Financing Rate (“SOFR”)-based rates.

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

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. However, not all troubled debt restructurings are placed on nonaccrual status. At June 30, 2022 and December 31, 2021, we had troubled debt restructurings totaling $8.4 million and $18.4 million, respectively. Troubled debt restructurings on nonaccrual status at such dates totaled $5.8 million and $15.8 million, respectively, and are included in the nonaccrual loan categories in the following table. See Note 4—Loans—Troubled Debt Restructurings to our condensed consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At June 30,	At December 31,
	2022	2021

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$42,567	$45,675
Commercial real estate	—	4,441
Construction	5,781	12,499
Total nonaccrual loans(2)	48,348	62,615
Loans past due 90 days or more and still accruing interest	37	39
Nonperforming Loans	48,385	62,654
Other troubled debt restructurings(3)	2,646	2,664
Nonaccrual loans held for sale	3,999	18,026
Total nonperforming assets	$55,030	$83,344
Total loans	$1,778,132	$2,012,814
Total assets	$2,503,820	$2,876,830
Total nonaccrual loans to total loans(2)	2.72%	3.11%
Total nonperforming assets to total assets	2.20%	2.90%
(1)	Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status. If nonaccrual loans held for sale are included, the ratio of total nonaccrual loans to total gross loans would be 2.93% and 3.88% at June 30, 2022 and December 31, 2021, respectively.
(3)	Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.

As of June 30, 2022, nonperforming assets totaled $55.0 million, reflecting a decrease of $28.3 million from $83.3 million as of December 31, 2021. This decrease is primarily attributable to the decline in nonaccrual loans. Our ratio of nonaccrual loans to total loans decreased from 3.11% at December 31, 2021 to 2.72% at June 30, 2022. This decrease is primarily due to nonaccrual loans being paid in full, and to a lesser extent loans returning to accrual status. When including nonaccrual loans held for sale the ratio of nonaccrual loans to total gross loans decreased from 3.88% at December 31, 2021 to 2.93% at June 30, 2022. This is primarily due to the sale of the commercial real estate loan portfolio held for sale during the first quarter of 2022.

Nonaccrual loans totaled $48.3 million at June 30, 2022, reflecting a decrease of $14.3 million, from a balance of $62.6 million at December 31, 2021. Nonaccrual residential real estate loans totaled $42.6 million at June 30, 2022, reflecting a decrease of $3.1 million from $45.7 million at December 31, 2021. The decrease in nonaccrual residential real estate loans occurred primarily as a result of loans totaling $9.9 million that were paid in full and loans totaling $6.9 million that returned to accrual status, which was partially offset by loans totaling $10.9 million that were added to nonaccrual status. The remaining nonaccrual commercial real estate loan at December 31, 2021, was subsequently paid in full during the first quarter of 2022. Nonaccrual construction loans totaled $5.8 million at June 30, 2022, reflecting a decrease of $6.7 million from $12.5 million at December 31, 2021. The decrease in nonaccrual construction loans occurred primarily as a result of two construction loans totaling $6.6 million that were paid in full.

Nonaccrual loans held for sale totaled $4.0 million at June 30, 2022, reflecting a decrease of $14.0 million, from $18.0 million at December 31, 2021. The decrease in nonaccrual loans held for sale primarily is due to the sale of commercial real estate loans totaling $9.4 million and residential real estate loans totaling $4.8 million that were paid in full. The commercial real estate loans were sold as part of the larger sale of commercial real estate loans to a third-party purchaser in February 2022 for cash proceeds of $49.6 million. These loans were secured primarily by single-room occupancy (SRO) properties.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	June 30, 2022			December 31, 2021
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$19,167	$4,864	$42,604	$24,151	$3,425	$45,714
Commercial real estate	—	—	—	—	—	4,441
Construction	—	—	5,781	10,500	—	12,499
Total delinquent loans	$19,167	$4,864	$48,385	$34,651	$3,425	$62,654

Total loans 90 days or more past due, including nonaccrual loans, decreased $14.3 million, or 23%, from $62.7 million at December 31, 2021 to $48.4 million at June 30, 2022. This decrease was primarily attributable to loans that were paid in full totaling $17.2 million and loans moved from delinquent status to current totaling $6.9 million, which was partially offset by the addition of delinquent loans totaling $10.9 million during the current period.

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

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	June 30, 2022			December 31, 2021
	Loans Held for	Loans Held for		Loans Held for	Loans Held for
	Investment	Sale	Total	Investment	Sale	Total

	(In thousands)
Special Mention:
Commercial real estate	$33,698	$—	$33,698	$10,524	$16,125	$26,649
Construction	—	—	—	17,226	—	17,226
Commercial lines of credit	—	—	—	11	—	11
Total Special Mention	33,698	—	33,698	27,761	16,125	43,886
Substandard:
Residential real estate	42,604	3,999	46,603	45,485	8,671	54,156
Commercial real estate	11,617	—	11,617	21,393	33,230	54,623
Construction	17,177	—	17,177	16,348	—	16,348
Total Substandard	71,398	3,999	75,397	83,226	41,901	125,127
Doubtful:
Residential real estate	—	—	—	233	—	233
Construction	—	—	—	5,931	—	5,931
Total Doubtful	—	—	—	6,164	—	6,164
Total	$105,096	$3,999	$109,095	$117,151	$58,026	$175,177

Total Loans	$1,778,132	$8,964	$1,787,096	$2,012,814	$64,987	$2,077,801
Classified assets to total loans	6%	45%	6%	6%	89%	8%

Total Special Mention, Substandard and Doubtful loans were $109.1 million, or 6% of total gross loans, at June 30, 2022, compared to $175.2 million, or 8% of total gross loans, at December 31, 2021. All of the three loan classifications, noted above, decreased from December 31, 2021.

The increase of $5.9 million in Special Mention loans held for investment was primarily attributable to loans that were downgraded totaling $18.4 million, loans that were upgraded from Substandard totaling $5.7 million, and the issuance of bridge loans to pay in full a construction loan totaling $5.9 million which is partially offset by the upgrade of loans totaling $9.6 million and loans that were paid in full totaling $14.3 million. The decrease of $11.8 million in Substandard loans held for investment was primarily attributable to loans that were paid in full totaling $16.1 million and loans that were upgraded totaling $12.7 million, which were partially offset by loans upgraded from Doubtful totaling $5.9 million and loans downgraded totaling $10.8 million.

The large decrease in classified loans held for sale is primarily due to the sale of substantially all of our commercial real estate portfolio held for sale during the first quarter of 2022. The sale of this pool of loans contributed to the overall improvement of our credit metrics.

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

At June 30, 2022 and December 31, 2021, we had impaired loans with a total recorded investment of $8.4 million and $19.9 million, respectively. Total impaired loans decreased $11.5 million, or 58%, from December 31, 2021 to June 30, 2022, primarily attributable to construction loans that were paid in full totaling $6.6 million and a commercial real estate loan that was paid in full totaling $4.4 million.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated (dollars in thousands).

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$29,911	$13,709	$8,829	$6	$—	$52,455
Provision (recovery) for loan losses	(272)	1,251	(2,123)	30	5	(1,109)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	540	75	2	—	—	617
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766
Average gross loans during period	$1,545,428	$219,778	$62,354	$355	$34	$1,827,949
Net charge offs (recoveries) to average gross loans during period	(0.02)%	(0.03)%	—%	—%	—%	(0.02)%

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(2,753)	2,347	(5,025)	28	5	(5,398)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	730	80	3	—	—	813
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766
Average gross loans during period	$1,597,028	$215,857	$78,762	$352	$49	$1,892,048
Net charge offs (recoveries) to average gross loans during period	(0.03)%	(0.04)%	—%	—%	—%	(0.03)%

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$33,056	$22,763	$15,966	$86	$—	$71,871
Provision (recovery) for loan losses	(579)	(287)	(912)	(28)	—	(1,806)
Charge offs	—	—	—	—	—	—
Recoveries	587	15	2	—	—	604
Total ending balance	$33,064	$22,491	$15,056	$58	$—	$70,669
Average gross loans during period	$1,942,448	$258,310	$171,921	$2,292	$4	$2,375,975
Net charge offs (recoveries) to average gross loans during period	(0.03)%	(0.01)%	—%	—%	—%	(0.03)%

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	(93)	518	(2,935)	(33)	—	(2,543)
Charge offs	—	—	—	—	—	—
Recoveries	791	31	3	—	—	825
Total ending balance	$33,064	$22,491	$15,056	$58	$—	$70,669
Average gross loans during period	$1,963,611	$257,465	$185,201	$3,980	$5	$2,410,262
Net charge offs (recoveries) to average gross loans during period	(0.04)%	(0.01)%	—%	—%	—%	(0.03)%

Our total allowance for loan losses decreased by $4.8 million, or 8%, from $56.5 million at December 31, 2021, primarily due to our overall reduction in our loan portfolio that has resulted from the decline in our loan production as a result of the discontinuation of the Advantage Loan Program and the absence of new loan products, as well as improvement in the credit quality of our loan portfolio during the six months ended June 30, 2022. Net recoveries during the three months ended June 30, 2022 and 2021 were $0.4 million and $0.6 million, respectively. Net recoveries during the six months ended June 30, 2022 and 2021 were $0.6 million and $0.8 million, respectively.

The following table sets forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At June 30, 2022		At December 31, 2021
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category to
	for Loan	Total	for Loan	Total
	Losses	Loans	Losses	Loans

	(Dollars in thousands)
Residential real estate	$29,982	85%	$32,202	85%
Commercial real estate	15,035	12%	12,608	10%
Construction	6,708	3%	11,730	5%
Commercial lines of credit	36	—%	8	—%
Other consumer	5	—%	—	—%
Total	$51,766	100%	$56,548	100%
Nonaccrual loans(1)	$48,348		$62,615
Nonperforming loans and troubled debt restructurings(2)	$51,031		$65,318
Total loans	$1,778,132		$2,012,814
Allowance for loan losses to nonaccrual loans(1)	107%		90%
Allowance for loan losses to total loans	2.91%		2.81%
(1)	Nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.

Our allowance for loan losses as a percentage of our loan portfolio was 2.91% and 2.81% as of June 30, 2022 and December 31, 2021, respectively. In addition, our allowance for loan losses as a percentage of nonaccrual loans was 107% and 90% as of June 30, 2022 and December 31, 2021, respectively. This increase is primarily attributable to our significant decline in nonaccrual loans. See “Results of Operations—Provision (Recovery) for Loan Losses” for additional information about our provision (recovery) for loan losses.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At June 30,		At December 31,
	2022		2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$186,002	$181,188	$122,291	$122,168
Mortgage-backed securities	44,755	40,583	49,739	49,437
Collateralized mortgage obligations	165,391	155,568	137,662	136,849
Collateralized debt obligations	158	153	211	203
Total	$396,306	$377,492	$309,903	$308,657

We increased the size of our available for sale debt securities portfolio (on an amortized-cost basis) by $86.4 million, or 28%, from December 31, 2021 to $396.3 million at June 30, 2022, with the purchase of $108.3 million in investment securities, primarily treasury securities, during the six months ended June 30, 2022. The purchase of investment securities is consistent with the utilization of our excess liquidity.

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

At June 30, 2022, gross unrealized losses on debt securities totaled $19.1 million. We do not consider the debt securities to be other-than-temporarily impaired at June 30, 2022, since (i) the decline in fair value of the debt securities is attributable to changes in market value due to the current rising interest rate environment, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At June 30, 2022 and December 31, 2021, equity securities totaled $4.8 million and $5.2 million, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.0 billion as of June 30, 2022, a decrease of $257.5 million, or 11%, compared to $2.3 billion at December 31, 2021. Our time deposits decreased by $222.2 million, or 25%, due to our strategy to reduce time deposits by repricing time deposits at less attractive rates. Our money market, savings and NOW accounts decreased by $53.9 million, or 4%, and our noninterest-bearing demand deposits increased $18.6 million, or 29% from December 31, 2021. Time deposits included brokered deposits of $20.1 million at December 31, 2021. We had no brokered deposits at June 30, 2022. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $0.25 million and brokered deposits. Core deposits totaled $1.8 billion, or 91% of total deposits, at June 30, 2022 compared to $2.0 billion, or 88% of total deposits, at December 31, 2021.

Borrowings

In addition to deposits, we generally use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers. Any short-term FHLB advances would consist primarily of advances of funds for one- or two-week periods.

At June 30, 2022 and December 31, 2021, outstanding FHLB borrowings totaled $50.0 million and $150.0 million, respectively, and there were no amounts outstanding on lines of credit with other banks. In May 2022 the Company repaid $100 million in borrowings with the FHLB as a result of a call provision that allowed the Federal Home Loan Bank to require payment. In addition, $65.0 million in principal amount of our Subordinated Notes, due April 15, 2026, remained outstanding as of June 30, 2022 and December 31, 2021.

At June 30, 2022, we had the ability to borrow an additional $409.3 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $9.5 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million.

Shareholders’ Equity

Total shareholders’ equity was $335.3 million at June 30, 2022, compared to $343.6 million at December 31, 2021. The decline in shareholders’ equity is primarily due to an increase in accumulated other comprehensive loss of $12.7 million due to increased unrealized losses on our investment securities portfolio. These unrealized losses on our investment portfolio are primarily attributable to changes in market value due to the current rising interest rate environment but will not necessarily impact our eventual realized returns since the Bank has both the intent and ability to hold these investment securities until maturity or the price recovers. This decrease is partially offset by net income of $3.1 million. Shareholders’ equity also reflects the issuance of 160,978 common shares for $1.1 million that were issued to fund our matching contribution to the defined contribution retirement plan.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

General. The Company experienced a net loss of $2.2 million for the three months ended June 30, 2022, a decrease of $5.7 million compared to net income of $3.5 million for the three months ended June 30, 2021. Net income was $3.1 million for the six months ended June 30, 2022, a decrease of $2.7 million compared to net income of $5.8 million for the six months ended June 30, 2021.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2022 and 2021. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,554,077	$17,310	4.46%	$1,960,561	$23,794	4.85%	$1,607,090	$35,588	4.43%	$1,983,211	$48,390	4.88%
Commercial real estate	221,435	2,547	4.60%	258,310	3,444	5.33%	234,169	5,983	5.11%	257,465	6,627	5.15%
Construction	62,354	883	5.66%	171,921	2,788	6.49%	78,762	3,032	7.70%	185,201	6,200	6.70%
Commercial lines of credit	355	6	6.76%	2,292	48	8.38%	352	11	6.25%	3,980	151	7.54%
Total loans	1,838,221	20,746	4.51%	2,393,084	30,074	5.03%	1,920,373	44,614	4.65%	2,429,857	61,368	5.05%
Securities, includes restricted stock(2)	396,315	1,353	1.37%	270,809	385	0.57%	373,360	2,188	1.17%	291,772	775	0.53%
Other interest-earning assets	406,740	791	0.78%	837,866	227	0.11%	429,569	1,006	0.47%	923,854	490	0.11%
Total interest-earning assets	2,641,276	22,890	3.47%	3,501,759	30,686	3.51%	2,723,302	47,808	3.51%	3,645,483	62,633	3.44%
Noninterest-earning assets
Cash and due from banks	3,811			7,373			3,728			6,935
Other assets	46,390			42,921			45,918			42,945
Total assets	$2,691,477			$3,552,053			$2,772,948			$3,695,363
Interest-bearing liabilities
Money Market, Savings and NOW	$1,288,796	$756	0.24%	$1,344,949	$807	0.24%	$1,299,761	$1,463	0.23%	$1,363,566	$1,742	0.26%
Time deposits(3)	760,017	1,260	0.66%	1,364,906	4,429	1.30%	810,620	2,883	0.72%	1,489,734	10,196	1.38%
Total interest-bearing deposits	2,048,813	2,016	0.39%	2,709,855	5,236	0.78%	2,110,381	4,346	0.42%	2,853,300	11,938	0.84%
FHLB borrowings	110,440	314	1.12%	318,000	847	1.05%	130,111	666	1.03%	318,006	1,685	1.05%
Subordinated notes, net	65,319	1,090	6.60%	65,385	1,005	6.15%	65,328	2,054	6.25%	65,372	2,185	6.68%
Total borrowings	175,759	1,404	3.16%	383,385	1,852	1.91%	195,439	2,720	2.77%	383,378	3,870	2.01%
Total interest-bearing liabilities	2,224,572	3,420	0.62%	3,093,240	7,088	0.92%	2,305,820	7,066	0.62%	3,236,678	15,808	0.99%
Noninterest-bearing liabilities
Demand deposits(4)	72,496			63,122			68,331			64,916
Other liabilities(3)(4)	52,075			68,524			54,752			68,826
Shareholders’ equity	342,334			327,167			344,045			324,943
Total liabilities and shareholders’ equity	$2,691,477			$3,552,053			$2,772,948			$3,695,363
Net interest income and spread		$19,470	2.85%		$23,598	2.59%		$40,742	2.89%		$46,825	2.45%
Net interest margin			2.95%			2.70%			2.99%			2.57%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

(3)(4) Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has (3) reclassified accrued interest on outstanding time deposits from other liabilities to time deposits and (4) reclassified custodial escrow balances maintained with serviced loans from other liabilities to demand deposits in the average consolidated balance sheet at June 30, 2021.

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

	Three Months Ended			Six Months Ended
	June 30, 2022 vs. 2021			June 30, 2022 vs. 2021
			Net			Net
	Increase (Decrease)		Increase	Increase (Decrease)		Increase
	due to		(Decrease)	due to		(Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(4,683)	$(1,801)	$(6,484)	$(8,617)	$(4,185)	$(12,802)
Commercial real estate	(459)	(438)	(897)	(593)	(51)	(644)
Construction	(1,586)	(319)	(1,905)	(3,984)	816	(3,168)
Commercial lines of credit	(34)	(8)	(42)	(118)	(22)	(140)
Total loans	(6,762)	(2,566)	(9,328)	(13,312)	(3,442)	(16,754)
Securities, includes restricted stock	237	731	968	267	1,146	1,413
Other interest-earning assets	(173)	737	564	(382)	898	516
Total change in interest income	(6,698)	(1,098)	(7,796)	(13,427)	(1,398)	(14,825)
Change in interest expense:
Money Markets, Savings and NOW	(51)	—	(51)	(81)	(198)	(279)
Time deposits	(1,494)	(1,675)	(3,169)	(3,544)	(3,769)	(7,313)
Total interest-bearing deposits	(1,545)	(1,675)	(3,220)	(3,625)	(3,967)	(7,592)
FHLB borrowings	(586)	53	(533)	(988)	(31)	(1,019)
Subordinated notes, net	11	74	85	(1)	(130)	(131)
Total change in interest expense	(2,120)	(1,548)	(3,668)	(4,614)	(4,128)	(8,742)
Change in net interest income	$(4,578)	$450	$(4,128)	$(8,813)	$2,730	$(6,083)

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

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net interest income was $19.5 million for the three months ended June 30, 2022, a decrease of $4.1 million, or 17%, from $23.6 million for the same period in 2021.

Interest income was $22.9 million for the three months ended June 30, 2022, a decrease of $7.8 million, or 25%, from the same period in 2021. The decrease in interest income was primarily due to a decline in the average balance of the loan portfolio of $554.9 million, or 23%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in our average balance of loans is primarily due to our loan repayments continuing to outpace our loan production in regard to residential real estate loans and our decision to stop actively originating construction loans combined with our successful efforts to obtain repayment of our construction loans. The decrease in interest income on loans was offset by an increase in interest income on investment securities of $1.0 million as the average yield on our investment portfolio increased when compared to the same period in 2021.

The decline in interest income also reflects a decline in the average yield on our loan portfolio. Our average yield on our loans decreased 52 basis points, to 4.51% for the three months ended June 30, 2022 from 5.03% compared to the same period of the prior year. The average yield on our residential real estate and other consumer loans decreased 39 basis points from the three months ended June 30, 2021. Throughout 2021, the one-year LIBOR index remained at historically low levels with it beginning to rise in the first quarter of 2022 through the second quarter of 2022. The interest rates on our residential loan portfolio continued to reprice downward during 2021, which included new production originating at much lower rates than the loans that paid off.

The average balance of our investment securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $803.1 million for three months ended June 30, 2022 compared to $1.1 billion for the three months ended June 30, 2021. These assets had an average yield of 107 basis points for the three months ended June 30, 2022, an increase of 85 basis points from the three months ended June 30, 2021.

Interest expense was $3.4 million for the three months ended June 30, 2022, a decrease of $3.7 million, or 52%, from the three months ended June 30, 2021. The decrease in interest expense reflects a decline in the average rate paid on interest-bearing liabilities of 30 basis points, to 0.62% for the three months ended June 30, 2022 compared to 0.92% for the three months ended June 30, 2021. A large part of the decrease in the average cost of interest bearing liabilities is due to a decrease in the average balance of interest-bearing deposits, which decreased $661.0 million, or 24%, in the three months ended June 30, 2022 from $2.7 billion in the three months ended June 30, 2021. This decrease is primarily driven by a decrease in the average balance of time deposits which makes up $604.9 million of this decrease and also carries higher cost. Additionally, the average balance of FHLB borrowings decreased $207.6 million from June 30, 2021 and is the result of the repayment of $157.0 million in borrowings during the fourth quarter of 2021 and $100.0 million during the second quarter of 2022.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net interest income was $40.7 million for the six months ended June 30, 2022, a decrease of $6.1 million, or 13%, from $46.8 million for the same period in 2021.

Interest income was $47.8 million for the six months ended June 30, 2022, a decrease of $14.8 million, or 24%, from the same period in 2021. The decrease in interest income was primarily due to a decline in the average balance of the loan portfolio of $509.5 million, or 21%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in our average balance of loans is primarily due to our loan repayments continuing to outpace our loan production in regard to residential real estate loans and our decision to stop actively originating construction loans combined with our successful efforts to obtain repayment of our construction loans.

The decline in interest income also reflects a decline in the average yield on our loan portfolio. Our average yield on our loans decreased 40 basis points, to 4.65% for the six months ended June 30, 2022 from 5.05% in the same period of the prior year. The average yield on our residential real estate and other consumer loans decreased 45 basis points from the six months ended June 30, 2021. Throughout 2021, the one-year LIBOR index remained at historically low levels with it starting to rise in the first quarter of 2022 and continuing through the second quarter of 2022. The interest rates on our residential loan portfolio continued to reprice downward as a result, which included new production originating at much lower rates than the loans that paid off. The average yield on our commercial real estate and construction loan portfolios increased during the six months ended June 30, 2022, primarily due to collection of approximately $1.5 million of interest on nonperforming commercial real estate and construction loans during the first quarter of 2022.

The average balance of our investment securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $803.0 million for six months ended June 30, 2022 compared to $1.2 billion for the six months ended June 30, 2021. These assets had an average yield of 0.80% for the six months ended June 30, 2022, an increase of 59 basis points from the six months ended June 30, 2021.

Interest expense was $7.1 million for the six months ended June 30, 2022, a decrease of $8.7 million, or 55%, from the six months ended June 30, 2021. The decrease in interest expense was due in part to a decrease in the average balance of interest-bearing deposits which decreased $742.9 million, or 26%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease is primarily driven by a decrease in the average balance of time deposits which makes up $679.1 million of this decrease and also carry a higher cost, thereby contributing the lower average cost of interest-bearing deposits. Additionally, the average balance of FHLB borrowings decreased $187.9 million from June 30, 2021 and is the result of the repayment of $157.0 million in borrowings during the fourth quarter of 2021 and $100.0 million during the second quarter of 2022.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.95% for the three months ended June 30, 2022, up 25 basis points from 2.70% for the same period in 2021. The interest rate spread was 2.85% for the three months ended June 30, 2022, up 26 basis points from 2.59% for the same period in 2021.

Net interest margin was 2.99% for the six months ended June 30, 2022, up 42 basis points from 2.57% for the same period in 2021. The interest rate spread was 2.89% for the six months ended June 30, 2022, up 44 basis points from 2.45% for the same period in 2021.

Our net interest margin and interest rate spread were positively impacted for the three and six months ended June 30, 2022 by a reduction in the cost of our total interest-bearing liabilities.

Provision (Recovery) for Loan Losses. Our recovery for loan losses was $1.1 million for the three months ended June 30, 2022, compared to a recovery for loan losses of $1.8 million for the three months ended June 30, 2021. Our recovery for loan losses for the three months ended June 30, 2022 is primarily attributable to a decrease in our total loan portfolio of $96.5 million during the quarter while credit quality remained stable throughout the quarter.

Our recovery for loan losses was $5.4 million for the six months ended June 30, 2022, compared to a recovery for loan losses of $2.5 million for the six months ended June 30, 2021. Our recovery for loan losses for the six months ended June 30, 2022 is primarily attributable to improvement in the credit quality of our loan portfolio during the six-month period, which includes the effects of a $12.1 million decrease of Special Mention, Substandard and Doubtful loans and the sale of the pool of SRO loans in the first quarter of 2022, as well as a decrease in our total loan portfolio of $234.7 million from December 31, 2021. See “—Asset Quality” and “—Allowance for Loan Losses” for further discussion regarding our classified loans and the credit quality of our loan portfolio.

Our total allowance for loan losses decreased to $51.8 million, or 2.91% of total loans, at June 30, 2022 compared to $56.5 million, or 2.81% of total loans, at December 31, 2021.

Non-interest Income. Non-interest income information is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$105	$144	$(39)	(27)%	$227	$303	$(76)	(25)%
Gain on sale of mortgage loans held for sale	3	70	(67)	(96)%	200	468	(268)	(57)%
Unrealized gains (losses) on equity securities	(170)	15	(185)	N/M	(406)	(75)	(331)	N/M
Net servicing income (loss)	(177)	(908)	731	81%	266	(1,338)	1,604	N/M
Income on cash surrender value of bank-owned life insurance	255	322	(67)	(21)%	583	635	(52)	(8)%
Other	29	88	(59)	(67)%	586	191	395	N/M
Total non-interest income	$45	$(269)	$314	N/M	$1,456	$184	$1,272	N/M

N/M - not meaningful

Non-interest income of $45 thousand for the three months ended June 30, 2022 reflected an increase of $0.3 million from the same period in 2021. Non-interest income of $1.5 million for the six months ended June 30, 2022 reflected an increase of $1.3 million from the same period in 2021. The increase in non-interest income is primarily attributable to an increase in net servicing income (loss) in both the three and six month periods. Losses on mortgage servicing rights due to the repurchase of Advantage Loan Program loans were much higher in the 2021 periods because a greater volume of loan repurchases were completed then compared to 2022. The three and six month periods ending June 30, 2022 include $0.4 million and $0.1 million, respectively, in recoveries on mortgage servicing rights valuations which were not present in 2021. See Note 5—Mortgage Servicing Rights, net to our condensed consolidated financial statements for additional information about our mortgage servicing rights. This increase in net servicing income (loss) is offset by higher unrealized losses on equity securities experienced during 2022 related to changes in fair value due to the current rising interest rate environment.

Non-interest Expense. Non-interest expense information is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$5,569	$8,678	$(3,109)	(36)%	$15,186	$16,526	$(1,340)	(8)%
Occupancy and equipment	2,187	2,249	(62)	(3)%	4,329	4,445	(116)	(3)%
Professional fees	7,066	5,721	1,345	24%	12,223	14,476	(2,253)	(16)%
FDIC assessments	346	500	(154)	(31)%	715	1,219	(504)	(41)%
Data processing	762	440	322	73%	1,567	786	781	99%
Net recovery of mortgage repurchase liability	(312)	(512)	200	39%	(525)	(665)	140	21%
Other	3,876	2,868	1,008	35%	5,422	4,491	931	21%
Total non-interest expense	$19,494	$19,944	$(450)	(2)%	$38,917	$41,278	$(2,361)	(6)%

Non-interest expense for the three and six months ended June 30, 2022 were $19.5 million and $38.9 million, respectively, compared to $19.9 million and $41.3 million for the three and six months ended June 30, 2021.

Salaries and employee benefits decreased for the three and six month periods when compared to the same periods in the prior year. This decrease was primarily attributable to the cancellation of certain deferred compensation and split dollar life insurance agreement with its controlling shareholder which resulted in the reversal of the related liabilities of $4.5 millon upon surrender of a large split-dollar life program and certain BOLI policies during the second quarter of 2022. This reversal of expense was partially offset by continued hiring of employees in key positions, salary adjustments given to employees to maintain compensation at competitive levels, and enhancements made to existing employee benefit plans. Salaries and employee benefits expense for the three and six months ended June 30, 2022 also reflects $0.4 million in separation costs related to the reduction in our mortgage origination staff as well as approximately one month of savings due to the staff reduction.

Professional fees for the three months ended June 30, 2022 increased $1.3 million compared to the three months ended June 30, 2021, which included a $2.3 million insurance reimbursement received in the second quarter of 2021. Absent the reimbursement, professional fees for the three months ended June 30, 2022 would have reflected a slight decline from the prior year period. Professional fees for the six months ended June 30, 2022 declined by $2.2 million compared to the six months ended June 30, 2021, which decline would have been greater but for the insurance reimbursement. Professional fees for the first three months of 2022 declined as many of these projects required by the OCC Agreement and the BSA/AML compliance programs have been completed. However, the ongoing impact of these declines were mostly offset during the three months ended June 30, 2022 due to the ongoing costs related to the government investigations with respect to the Advantage Loan Program, including increased direct and third-party legal expenses.

Other non-interest expense increased during the three month and six month periods largely due to additional tax of $1.3 million incurred during the second quarter of 2022 related to certain BOLI policies surrendered.

Income Tax Expense. We recorded an income tax expense of $3.3 million and $5.6 million for the three and six months ended June 30, 2022, respectively, compared to an income tax expense of $1.7 million and $2.5 million for the three and six months ended June 30, 2021, respectively. During the second quarter of 2022, the Bank surrendered a large split-dollar life program and a few smaller BOLI policies related to former executives and a controlling shareholder with a cash surrender value of $24.9 million. The $13.1 million increase in value over the duration of the ownership of the policies moved from non-taxable income to taxable income, resulting in a $3.6 million increase in income tax expense for the three and six months ended June 30, 2022. Additionally, other than temporary differences originating in the three and six month periods ended June 30, 2022 were the non-taxable cancellation of the split-dollar life insurance agreement and the non-deductible additional tax related to the surrender of the bank-owned life insurance policies, which together resulted in an income tax benefit of approximately $0.8 million.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022 and December 31, 2021, cash and due from banks totaled $285.2 million and $411.7 million, respectively; interest-bearing time deposits with other banks totaled $1.2 million; debt securities available for sale, which provide additional sources of liquidity, totaled $377.5 million and $308.7 million, respectively.

At June 30, 2022 and December 31, 2021, outstanding FHLB borrowings totaled $50.0 million and $150.0 million, respectively. In May 2022, the Bank utilized its excess liquidity to repay $100.0 million in long-term fixed rate advances which the FHLB had called using the call provision. There were no amounts outstanding on lines of credit with other banks.

At June 30, 2022, we had the ability to borrow an additional $409.3 million from the FHLB, which included an available line of credit of $20 million. In addition, we obtained standby letters of credit totaling $9.5 million, which provides credit support for certain of our obligations related to our commitment to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80 million.

Although we substantially reduced our excess liquidity during 2021 through 2022, we believe that our existing liquidity combined with our borrowing capacity with the FHLB and our bank lines of credit, as well as the ability to obtain additional funds through brokered deposits, would allow us to manage any unexpected increase in loan demand or any unforeseen financial demand or commitment.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. Through June 30, 2022, the Company has repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $273.8 million. During the three months ended June 30, 2022, the Bank repurchased $30.4 million of Advantage Loan Program loans, for which the Bank was not previously subject to an agreement to repurchase. In addition, pursuant to existing agreements with such investors, the Company also agreed to repurchase additional pools through July 2023. The aggregate unpaid principal balance of the loans in these pools was $60.8 million at June 30, 2022. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will reduce our liquidity. At June 30, 2022, the unpaid principal balance of the previously sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our offers were accepted totaled $89.6 million, which includes loans that we have committed to repurchase.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets and involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. At June 30, 2022, we had $30.1 million in loan commitments and unused lines of credit outstanding and $24 thousand in standby letters of credit. At December 31, 2021, we had $69.4 million in loan commitments and unused lines of credit outstanding and $24 thousand in standby letters of credit.

As of June 30, 2022, time deposits due within one year were $485.2 million, or 24% of total deposits. Total time deposits at June 30, 2022 were $669.6 million, or 33% of total deposits. As of December 31, 2021, time deposits due within one year were $646.6 million, or 29% of total deposits. Total time deposits at December 31, 2021 were $891.8 million, or 39% of total deposits.

Our primary investing activities are the origination of loans and to a lesser extent, the purchase of investment securities. During the six months ended June 30, 2022, we originated $85.5 million of loans and purchased $108.3 million of investment securities. During the six months ended June 30, 2021, we originated $92.6 million of loans and did not purchase any investment securities. Cash flows provided by loan payoffs totaled $324.3 million and $429.0 million during the six months ended June 30, 2022 and 2021, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $257.5 million during the six months ended June 30, 2022, from $2.3 billion at December 31, 2021. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances, including if the Bank is subject to a formal agreement with the OCC or other supervisory enforcement action. At June 30, 2022, the Bank is required to obtain the prior approval of the OCC in order to pay any dividends to the Company due to the existence of the OCC Agreement. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated notes and stock repurchases. At June 30, 2022, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part, on or after April 14, 2021. There have been no redemptions on the subordinated notes. Interest expense on the subordinated notes was $2.1 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The subordinated notes had an interest rate of 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the subordinated notes converted to a variable interest rate of the three-month LIBOR rate plus a margin of 5.82% (6.86% at June 30, 2022). In 2017, the United Kingdom (“U.K.”) Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023. Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the subordinated notes will bear interest at a rate based on the SOFR.

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

The Company and the Bank are required to meet several regulatory capital requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis including our needs for additional capital and ability to pay cash dividends.

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

The Bank, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements for first-lien residential mortgage exposures set forth under the Basel III capital rules. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. The table below presents the Company’s and the Bank’s regulatory capital amounts and ratios applying the 100% risk weight as of June 30, 2022 and December 31, 2021 for the Company’s and Bank’s total adjusted capital to risk-weighted assets, Tier 1 (core) capital to risk-weighted assets and CET1 to risk weighted assets.

At June 30, 2022 and December 31, 2021, the Company and the Bank had met all regulatory capital requirements to which they are subject and held capital in excess of the CCB, and the Bank’s regulatory capital ratios exceeded the requirements to be considered well capitalized for all regulatory purposes. The following tables present the Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios at June 30, 2022 and December 31, 2021, applying the 100% risk weight to Advantage Loan Program loans:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total adjusted capital to risk‑weighted assets
Consolidated	$408,946	24.70%	$132,448	8.00%	N/A	N/A
Bank	411,042	24.93	131,924	8.00	$164,905	10.00%
Tier 1 (core) capital to risk‑weighted assets
Consolidated	348,679	21.06	99,336	6.00	N/A	N/A
Bank	390,044	23.65	98,943	6.00	131,924	8.00
Common Equity Tier 1 (CET1)
Consolidated	348,679	21.06	74,502	4.50	N/A	N/A
Bank	390,044	23.65	74,207	4.50	107,188	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	348,679	12.91	108,015	4.00	N/A	N/A
Bank	390,044	14.44	108,083	4.00	135,104	5.00

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total adjusted capital to risk‑weighted assets
Consolidated	$421,732	21.24%	$158,851	8.00%	N/A	N/A
Bank	407,699	20.55	158,707	8.00	$198,384	10.00%
Tier 1 (core) capital to risk‑weighted assets
Consolidated	344,247	17.34	119,138	6.00	N/A	N/A
Bank	382,509	19.28	119,030	6.00	158,707	8.00
Common Equity Tier 1 (CET1)
Consolidated	344,247	17.34	89,354	4.50	N/A	N/A
Bank	382,509	19.28	89,273	4.50	128,950	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	344,247	11.47	120,039	4.00	N/A	N/A
Bank	382,509	12.77	119,859	4.00	149,824	5.00

In order to provide a comparable trend analysis for the Bank’s and the Company’s risk based capital ratios applying the 100% risk weight to Advantage Loan Program loans, the tables below present the regulatory capital ratios applying the 100% risk weight at December 31 for each of the past five years. At each of the year-end dates reported, the Company and the Bank had met all minimum regulatory capital requirements and applicable capital cushions to which they are subject and held capital in excess of the CCB, and the Bank would have been considered well capitalized for all regulatory purposes. The CCB requirement was phased in beginning on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until the buffer was implemented in full at 2.5% on January 1, 2019. Accordingly, the CCB at December 31, 2018 was 1.875% and the CCB at December 31, 2017 was 1.25%.

	Company at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	21.24%	16.51%	14.58%	14.82%	13.49%
Tier 1 (core) capital to risk-weighted assets	17.34%	12.65%	11.56%	11.77%	10.33%
Common Equity Tier 1 (CET1)	17.34%	12.65%	11.56%	11.77%	10.33%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	11.47%	8.08%	10.11%	10.42%	9.83%

	Bank at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	20.55%	15.74%	12.08%	11.43%	10.06%
Tier 1 (core) capital to risk-weighted assets	19.28%	14.47%	11.32%	10.66%	9.12%
Common Equity Tier 1 (CET1)	19.28%	14.47%	11.32%	10.66%	9.12%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	12.77%	9.20%	9.90%	9.44%	8.68%

In comparison to the above table, the tables below present the Bank’s and the Company’s regulatory capital ratios applying the 50% risk weight to Advantage Loan Program loans at December 31 for each of the past five years, as previously reported.

	Company at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	29.02%	22.58%	21.49%	21.98%	20.28%
Tier 1 (core) capital to risk-weighted assets	24.08%	17.68%	17.04%	17.45%	15.53%
Common Equity Tier 1 (CET1)	24.08%	17.68%	17.04%	17.45%	15.53%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	11.47%	8.08%	10.11%	10.42%	9.83%

	Bank at December 31,
	2021	2020	2019	2018	2017
Total adjusted capital to risk-weighted assets	28.07%	21.56%	17.82%	16.94%	14.76%
Tier 1 (core) capital to risk-weighted assets	26.79%	20.27%	16.70%	15.80%	13.71%
Common Equity Tier 1 (CET1)	26.79%	20.27%	16.70%	15.80%	13.71%
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	12.77%	9.20%	9.90%	9.44%	8.68%

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning June 30, 2022 and December 31, 2021. The table below demonstrates that we are asset sensitive at June 30, 2022 and December 31, 2021, with the asset sensitivity of our balance sheet slightly decreasing from December 31, 2021 and significantly decreasing from March 31, 2022, reflecting changes to the balance sheet mix as cash balances declined and adjustable rate loans resetting in the next twelve months decreased due to payoffs.

	At June 30,		At December 31,
	2022		2021
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$98,846	6%	$89,446	6%
300	96,984	4%	89,738	7%
200	95,883	3%	89,266	6%
100	94,555	2%	86,909	3%
0	93,157		84,214
–100	87,975	(6)%	79,552	(6)%

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

The following table presents, as of June 30, 2022 and December 31, 2021, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2021 and March 31, 2022 in the up-rate scenarios primarily as a result of yield curve effects on our deposit liabilities’ fair value as well as overall changes in the balance sheet mix to longer-duration assets. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings

	At June 30,		At December 31,
	2022		2021
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$500,850	(17)%	$490,721	0%
300	541,273	(10)%	500,308	2%
200	568,072	(5)%	506,761	3%
100	587,960	(2)%	505,676	3%
0	600,415		490,567
–100	574,512	(4)%	437,362	(11)%

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

In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, the majority of which mature after December 31, 2021. Based on our transition progress to date, we have ceased originating LIBOR-based products since March 8, 2021 and began originating U.S. Treasury rate based loans after March 8, 2021. Our adjustable-rate loan products have an index-based reset feature which will continue. Pursuant to recent federal and New York State legislation, we have determined that our LIBOR-based loans and outstanding subordinated notes will convert to SOFR-based rates.

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022. Based on these evaluations, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2021 Form 10-K and Form 10-Q for the quarter ended March 31, 2022, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from the risk factors as disclosed in the Company’s 2021 Form 10-K and Form 10-Q for the quarter ended March 31, 2022.

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

In addition, the tightening of the FRB’s monetary policies, including repeated, aggressive increases in the target range for the federal funds rate and the conclusion of the FRB’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output by 2023 if not earlier. Any such economic downturn may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. The OCC recently reported that although residential real estate values have continued to rise in many markets, the rate of appreciation has slowed in recent quarters. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while commercial real estate values have stabilized as demand has returned to pre-pandemic levels in several markets, the outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

Increasing interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.

Since March of 2022, the FOMC has raised the target range for the federal funds rate on three separate occasions, resulting in an increase in the target range from 0.00% - 0.25% that prevailed in early March of 2022 to 1.50% - 1.75% at the June 2022 FOMC meeting. At the July 2022 FOMC meeting, the target rate was increased again to 2.25% - 2.50%. The FOMC—citing specifically the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure—has signaled that it anticipates additional increases in the target range will be appropriate. Increases to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In particular, accelerated interest rate increases may cause our liabilities to reprice to market rates much faster and more extensively than our assets. Such changes may adversely affect our net interest income, net interest spread and net interest margin, and may cause us to change our operating leverage model or portfolio mix to compensate.

We have operational risk associated with third-party vendors and other financial institutions.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations, including, notably, MortgagePath, to whom we have outsourced our residential loan origination function. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations and could have a material adverse effect on our financial condition or results of operations and/or damage our reputation. Further, third-party vendor risk management continues to be a point of regulatory emphasis. A failure to follow applicable regulatory guidance in this area could expose us to regulatory sanctions.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis, and, therefore, could adversely affect us.

Any of these operational or other risks could result in our diminished ability to operate one or more of our businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention and could materially adversely affect us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended June 30, 2022, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended June 30, 2022:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 1 - 30, 2022	—	$—	—	$19,568,117
May 1 - 31, 2022	—	—	—	19,568,117
June 1 - 30, 2022	16,345	6.88	—	19,568,117
Total	16,345	$6.88	—

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS**	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

Date: August 15, 2022		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)