Form 10-Q
period 2022-09-30
Sterling Bancorp, Inc.
filed 2022-11-14
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, 50,800,012 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$352,404	$411,676
Interest-bearing time deposits with other banks	1,183	1,183
Investment securities	353,219	313,879
Loans held for sale	8,833	64,987
Loans, net of allowance for loan losses of $45,362 and $56,548	1,636,266	1,956,266
Accrued interest receivable	7,061	7,696
Mortgage servicing rights, net	1,842	2,722
Leasehold improvements and equipment, net	6,585	7,421
Operating lease right-of-use assets	15,467	18,184
Federal Home Loan Bank stock, at cost	20,288	22,950
Cash surrender value of bank-owned life insurance	8,448	33,033
Deferred tax asset, net	23,907	21,426
Other assets	12,401	15,407
Total assets	$2,447,904	$2,876,830

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$70,063	$63,760
Interest-bearing deposits	1,880,951	2,197,975
Total deposits	1,951,014	2,261,735
Federal Home Loan Bank borrowings	50,000	150,000
Subordinated notes, net	65,290	65,343
Operating lease liabilities	16,664	19,400
Accrued expenses and other liabilities	35,335	36,725
Total liabilities	2,118,303	2,533,203

Shareholders’ Equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,800,012 shares at September 30, 2022 and 50,460,932 shares at December 31, 2021	83,295	82,157
Additional paid-in capital	14,560	14,124
Retained earnings	252,482	248,243
Accumulated other comprehensive loss	(20,736)	(897)
Total shareholders’ equity	329,601	343,627
Total liabilities and shareholders’ equity	$2,447,904	$2,876,830

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$20,975	$27,348	$65,589	$88,716
Interest and dividends on investment securities and restricted stock	1,945	375	4,133	1,150
Other interest	1,925	253	2,931	743
Total interest income	24,845	27,976	72,653	90,609

Interest expense
Interest on deposits	3,724	3,541	8,070	15,479
Interest on Federal Home Loan Bank borrowings	253	826	919	2,511
Interest on subordinated notes	1,329	972	3,383	3,157
Total interest expense	5,306	5,339	12,372	21,147

Net interest income	19,539	22,637	60,281	69,462
Provision (recovery) for loan losses	(4,357)	397	(9,755)	(2,146)
Net interest income after provision (recovery) for loan losses	23,896	22,240	70,036	71,608

Non-interest income
Service charges and fees	124	120	351	423
Gain on sale of mortgage loans held for sale	—	151	200	619
Unrealized losses on equity securities	(184)	(24)	(590)	(99)
Gain on sale of branch office	—	1,417	—	1,417
Net servicing loss	(384)	(31)	(118)	(1,369)
Income on cash surrender value of bank-owned life insurance	87	325	670	960
Other	—	100	586	291
Total non-interest income	(357)	2,058	1,099	2,242

Non-interest expense
Salaries and employee benefits	9,336	2,774	24,522	19,300
Occupancy and equipment	2,112	2,395	6,441	6,840
Professional fees	5,756	4,024	17,979	18,500
FDIC assessments	316	417	1,031	1,636
Data processing	725	403	2,292	1,189
Net recovery of mortgage repurchase liability	(145)	(298)	(670)	(963)
Other	3,521	1,361	8,943	5,852
Total non-interest expense	21,621	11,076	60,538	52,354

Income before income taxes	1,918	13,222	10,597	21,496
Income tax expense	742	3,665	6,358	6,162
Net income	$1,176	$9,557	$4,239	$15,334

Income per share, basic and diluted	$0.02	$0.19	$0.08	$0.31

Weighted average common shares outstanding:
Basic	50,400,412	50,167,295	50,326,951	50,010,341
Diluted	50,572,931	50,262,686	50,523,076	50,079,931

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$1,176	$9,557	$4,239	$15,334
Other comprehensive loss, net of tax:
Unrealized losses on investment securities, arising during the period, net of tax effect of $(2,632), $(89), $(7,515) and $(61), respectively	(7,154)	(230)	(19,839)	(158)
Comprehensive income (loss)	$(5,978)	$9,327	$(15,600)	$15,176

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2021	49,981,861	$80,807	$13,544	$224,853	$387	$319,591
Net income	—	—	—	2,325	—	2,325
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	36,082	—	105	—	—	105
Other comprehensive loss	—	—	—	—	(59)	(59)
Balance at March 31, 2021	50,009,407	$80,807	$13,603	$227,178	$328	$321,916
Net income	—	—	—	3,452	—	3,452
Issuance of shares of common stock for cash ($4.50 per share) (Note 9)	300,000	1,350	—	—	—	1,350
Stock-based compensation	165,774	—	193	—	—	193
Other comprehensive income	—	—	—	—	131	131
Balance at June 30, 2021	50,475,181	$82,157	$13,796	$230,630	$459	$327,042
Net income	—	—	—	9,557	—	9,557
Stock-based compensation	(117)	—	196	—	—	196
Other comprehensive loss	—	—	—	—	(230)	(230)
Balance at September 30, 2021	50,475,064	$82,157	$13,992	$240,187	$229	$336,565

Balance at January 1, 2022	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627
Net income	—	—	—	5,260	—	5,260
Repurchase of restricted shares to pay employee tax liability	(13,383)	—	(84)	—	—	(84)
Stock-based compensation	49,284	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(7,543)	(7,543)
Balance at March 31, 2022	50,496,833	$82,157	$14,186	$253,503	$(8,440)	$341,406
Net loss	—	—	—	(2,197)	—	(2,197)
Repurchase of restricted shares to pay employee tax liability	(16,345)	—	(112)	—	—	(112)
Issuance of shares of common stock to defined contribution retirement plan (Note 9)	160,978	1,138	—	—	—	1,138
Stock-based compensation	176,746	—	239	—	—	239
Other comprehensive loss	—	—	—	—	(5,142)	(5,142)
Balance at June 30, 2022	50,818,212	$83,295	$14,313	$251,306	$(13,582)	$335,332
Net income	—	—	—	1,176	—	1,176
Repurchase of restricted shares to pay employee tax liability	(1,299)	—	(8)	—	—	(8)
Stock-based compensation	(16,901)	—	255	—	—	255
Other comprehensive loss	—	—	—	—	(7,154)	(7,154)
Balance at September 30, 2022	50,800,012	$83,295	$14,560	$252,482	$(20,736)	$329,601

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$4,239	$15,334
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(9,755)	(2,146)
Deferred income taxes	5,034	1,009
Gain on sale of branch office	—	(1,417)
Unrealized losses on equity securities	590	99
Net amortization (acrretion) on investment securities	(342)	1,229
Depreciation and amortization on leasehold improvements and equipment	1,162	1,395
Net principal payments (originations) of loans held for sale	2,284	(9,385)
Proceeds from sale of mortgage loans held for sale	1,831	19,179
Gain on sale of loans held for sale	(200)	(619)
Net recovery of mortgage repurchase liability	(670)	(963)
Increase in cash surrender value of bank-owned life insurance, net of premiums	(292)	(404)
Valuation allowance adjustments and amortization of mortgage servicing rights	891	2,939
Stock-based compensation	640	494
Other	82	475
Change in operating assets and liabilities:
Accrued interest receivable	635	2,635
Other assets	2,214	1,588
Accrued expenses and other liabilities	(812)	4,549
Net cash provided by operating activities	7,531	35,991

Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	—	6,216
Maturities and principal receipts of investment securities	80,551	121,958
Purchases of investment securities	(147,493)	(23,237)
Proceeds received from redemption of Federal Home Loan Bank stock	2,662	—
Net decrease in loans	380,865	441,787
Purchases of portfolio loans	(67,127)	(179,341)
Principal payments received on commercial real estate loans held for sale	2,529	—
Proceeds from the sale of commercial real estate loans originated for investment	67,584	—
Proceeds received from settlement of bank-owned life insurance policies	24,877	—
Cash paid on sale of branch office	—	(63,545)
Purchases of leasehold improvements and equipment	(326)	(2,321)
Net cash provided by investing activities	344,122	301,517

Cash Flows From Financing Activities
Net decrease in deposits	(310,721)	(716,897)
Proceeds from FHLB advances	35,000	—
Repayment of FHLB advances	(135,000)	(11,000)
Proceeds from issuance of shares of common stock	—	1,350
Cash paid for surrender of vested shares to satisfy employee tax liability	(204)	(46)
Net cash used in financing activities	(410,925)	(726,593)
Net change in cash and due from banks	(59,272)	(389,085)
Cash and due from banks at beginning of period	411,676	998,497
Cash and due from banks at end of period	$352,404	$609,412

Supplemental cash flows information
Cash paid for:
Interest	$11,872	$38,156
Income taxes	1,779	11
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,186
Shares of common stock issued in satisfaction of Company’s matching contribution in defined contribution retirement plan	1,138	—

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial lines of credit and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank operates through a network of 28 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York and Southfield, Michigan.

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

In July 2021, the Company completed the sale of the Bellevue, Washington branch office to First Federal Savings & Loan Association of Port Angeles (“First Federal”), a Washington state chartered bank. The sale included the transfer of customer deposit accounts of $65,437 located at the branch, as well as the transfer of all branch premises and equipment. The transaction resulted in a net cash payment to First Federal of $63,545. The Company recorded a gain on the sale of $1,417 during the three and nine months ended September 30, 2021.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2022, and the condensed consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 Form 10-K”).

Note 2— Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the results of Sterling Bancorp, Inc. and its wholly-owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates.

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At September 30, 2022 and December 31, 2021, residential real estate loans accounted for 85% and 83%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At September 30, 2022 and December 31, 2021, approximately 83% and 85%, respectively, of gross loans was originated with respect to properties or businesses located in the state of California.

In March 2020, the Bank permanently discontinued its Advantage Loan program. Loans originated under this program comprised a significant component of the Bank’s total loan originations. Advantage Loan Program loans (including residential real estate loans held for sale of $7,279 and $11,359 at September 30, 2022 and December 31, 2021, respectively, of which $3,657 and $8,671 were on nonaccrual status as of those respective dates) totaled $937,225 and $1,185,458, or 65% and 69% of gross residential loans, at September 30, 2022 and December 31, 2021, respectively. Refer to Note 16—Commitments and Contingencies.

Employee Retention Credits Under the Cares Act

The Company evaluated its eligibility for the employee retention credits (“ERC”) offered under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the third quarter of 2021 and determined it qualified for the ERC for the first three quarters of 2021. The Company qualified for the ERC because its gross receipts (which consisted of total interest income and other fees from banking activities and services) decreased more than 20% in 2021 from each of the respective quarters of 2019. The ERC was a refundable tax credit against certain employment taxes.

The Company accounted for the ERC by analogy to International Accounting Standards 20 (“IAS 20”). Under IAS 20, the credit is recognized on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (tax credit) is intended to compensate when there is reasonable assurance that the entity will comply with any conditions attached to the grant and the grant will be received. The Company has made an accounting policy election to record the ERC benefit as a reduction to payroll expenses.

During the three and nine months ended September 30, 2021, the Company recorded a benefit of $6,529 resulting in a net reduction of salaries and employee benefits expense in the condensed consolidated statements of income. The Company initially recorded a grant receivable of $6,529 and has received refunds or credits of $886, with a remaining receivable of $5,643 which is recorded in other assets in the condensed consolidated balance sheet at September 30, 2022. The Company expects to receive the balance of the refunds within the near term.

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

At this time, a cross-functional implementation team consisting of individuals from accounting, finance, servicing and information systems is working with the Company’s loan system vendor and consultants, and an application to create credit loss estimation models and processes has been developed. The historical data set for model development has been finalized, and the credit loss estimation models have been developed and tested. The Company is working to finalize the assessment and documentation of processes and internal controls as well as adjustments to qualitative factors. In addition, the Company has engaged a third party to perform a model validation. The Company will run the new credit loss estimation models under the new internal controls in parallel with the current allowance for loan losses model to understand the differences in the models and assess the impact of the change. The Company expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2023, the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time cumulative adjustment or of the overall impact of ASU No. 2016-13 on its condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at September 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses:

	September 30, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$175,433	$27	$(7,998)	$167,462
Mortgage-backed securities	43,183	—	(5,557)	37,626
Collateralized mortgage obligations	158,414	60	(15,128)	143,346
Collateralized debt obligations	158	—	(5)	153
Total	$377,188	$87	$(28,688)	$348,587

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$122,291	$106	$(229)	$122,168
Mortgage-backed securities	49,739	84	(386)	49,437
Collateralized mortgage obligations	137,662	530	(1,343)	136,849
Collateralized debt obligations	211	—	(8)	203
Total	$309,903	$720	$(1,966)	$308,657

Securities with a fair value of $106,049 were pledged as collateral on FHLB borrowings at September 30, 2022.

All of the mortgage-backed securities, and a majority of the collateralized mortgage obligations, are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $438 and $529 at September 30, 2022 and December 31, 2021, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of September 30, 2022 and December 31, 2021.

The amortized cost and fair value of U.S. Treasury and Agency securities at September 30, 2022 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately, as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities
Due less than one year	$24,277	$24,125
Due after one year through five years	151,156	143,337
Mortgage-backed securities	43,183	37,626
Collateralized mortgage obligations	158,414	143,346
Collateralized debt obligations	158	153
Total	$377,188	$348,587

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at September 30, 2022 and December 31, 2021 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury and Agency securities	$122,428	$(5,191)	$22,008	$(2,807)	$144,436	$(7,998)
Mortgage-backed securities	34,553	(4,722)	3,073	(835)	37,626	(5,557)
Collateralized mortgage obligations	107,001	(14,440)	15,398	(688)	122,399	(15,128)
Collateralized debt obligations	—	—	153	(5)	153	(5)
Total	$263,982	$(24,353)	$40,632	$(4,335)	$304,614	$(28,688)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury and Agency securities	$49,865	$(229)	$—	$—	$49,865	$(229)
Mortgage-backed securities	7,878	(36)	8,729	(350)	16,607	(386)
Collateralized mortgage obligations	86,354	(1,342)	2,413	(1)	88,767	(1,343)
Collateralized debt obligations	—	—	203	(8)	203	(8)
Total	$144,097	$(1,607)	$11,345	$(359)	$155,442	$(1,966)

As of September 30, 2022, the debt securities portfolio consisted of 35 debt securities, with 28 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2022, the unrealized losses in these securities are due to non-credit-related factors, including changes in interest rates and other market conditions; thus, the impairment was determined to be temporary. All interest and dividends are considered taxable.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At September 30, 2022 and December 31, 2021, equity securities totaled $4,632 and $5,222, respectively, and are included in investment securities in the condensed consolidated balance sheets.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the condensed consolidated statements of income. At September 30, 2022 and December 31, 2021, equity securities with readily determinable fair values were $4,386 and $4,976, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net losses recorded during the period on equity securities	$(184)	$(24)	$(590)	$(99)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized losses recorded during the period on equity securities held at the reporting date	$(184)	$(24)	$(590)	$(99)

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The Company has elected to account for its investment in a thinly traded restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the nine months ended September 30, 2022 and 2021. The investment was reported at $246 at September 30, 2022 and December 31, 2021.

Note 4—Loans

Loans Held for Sale

The major categories of loans held for sale were as follows:

	September 30,	December 31,
	2022	2021
Residential real estate	$7,279	$11,359
Commercial real estate	1,554	53,628
Total loans held for sale	$8,833	$64,987

At September 30, 2022, loans held for sale includes nonaccrual residential real estate loans of $3,657. Also, a commercial real estate loan with a recorded investment of $1,554 included as held for sale has been classified in the Special Mention category. At December 31, 2021, loans held for sale includes nonaccrual loans of $18,026, consisting of residential real estate loans of $8,671 and commercial real estate loans of $9,355, of which one commercial real estate loan of $2,059 was considered a troubled debt restructuring.

In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

Loans Held for Investment and Allowance for Loan Losses

The major categories of loans held for investment and the allowance for loan losses were as follows:

	September 30,	December 31,
	2022	2021
Residential real estate	$1,430,472	$1,704,231
Commercial real estate	199,446	201,240
Construction	50,320	106,759
Commercial lines of credit	1,389	363
Other consumer	1	221
Total loans	1,681,628	2,012,814
Less: allowance for loan losses	(45,362)	(56,548)
Loans, net	$1,636,266	$1,956,266

Loans totaling $446,153 and $557,410 were pledged as collateral on FHLB borrowings at September 30, 2022 and December 31, 2021, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$29,982	$15,035	$6,708	$36	$5	$51,766
Provision (recovery) for loan losses	(1,841)	(209)	(2,304)	2	(5)	(4,357)
Charge offs	—	(4,064)	—	—	—	(4,064)
Recoveries	46	5	1,966	—	—	2,017
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(4,594)	2,138	(7,329)	30	—	(9,755)
Charge offs	(197)	(4,064)	—	—	—	(4,261)
Recoveries	776	85	1,969	—	—	2,830
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$33,064	$22,491	$15,056	$58	$—	$70,669
Provision (recovery) for loan losses	109	1,486	(1,194)	(4)	—	397
Charge offs	—	—	(1,965)	—	—	(1,965)
Recoveries	530	605	2	—	—	1,137
Total ending balance	$33,703	$24,582	$11,899	$54	$—	$70,238

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	16	2,004	(4,129)	(37)	—	(2,146)
Charge offs	—	—	(1,965)	—	—	(1,965)
Recoveries	1,321	636	5	—	—	1,962
Total ending balance	$33,703	$24,582	$11,899	$54	$—	$70,238

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment by impairment methodology as of September 30, 2022 and December 31, 2021:

				Commercial
	Residential	Commercial		Lines of	Other
September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$12	$—	$—	$—	$—	$12
Collectively evaluated for impairment	28,175	10,767	6,370	38	—	45,350
Total ending allowance balance	$28,187	$10,767	$6,370	$38	$—	$45,362
Loans:
Loans individually evaluated for impairment	$48	$—	$2,485	$110	$—	$2,643
Loans collectively evaluated for impairment	1,430,424	199,446	47,835	1,279	1	1,678,985
Total ending loans balance	$1,430,472	$199,446	$50,320	$1,389	$1	$1,681,628

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$159
Collectively evaluated for impairment	32,043	12,608	11,730	8	—	56,389
Total ending allowance balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Loans:
Loans individually evaluated for impairment	$350	$4,441	$14,984	$116	$—	$19,891
Loans collectively evaluated for impairment	1,703,881	196,799	91,775	247	221	1,992,923
Total ending loans balance	$1,704,231	$201,240	$106,759	$363	$221	$2,012,814

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At September 30, 2022			At December 31, 2021
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
	Balance	Investment	Losses	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Residential real estate:
First mortgage	$—	$—	$—	$91	$65	$—
Commercial real estate:
Retail	229	—	—	—	—	—
Hotels/Single-room occupancy hotels	—	—	—	4,459	4,441	—
Construction	2,485	2,485	—	15,004	14,984	—
Commercial lines of credit:
Private banking	110	110	—	116	116	—
Subtotal	2,824	2,595	—	19,670	19,606	—
With an allowance for loan losses recorded:
Residential real estate:
First mortgage	82	48	12	273	285	159
Total	$2,906	$2,643	$12	$19,943	$19,891	$159

	Three Months Ended at September 30,
	2022			2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate:
First mortgage	$—	$—	$—	$82	$—	$—
Commercial real estate:
Retail	—	—	—	7	—	—
Hotels/Single-room occupancy hotels	—	—	—	10,862	—	—
Office	—	—	—	2,769	—	—
Construction	5,375	40	27	18,820	40	27
Commercial lines of credit:
Private banking	111	2	1	119	2	1
Subtotal	5,486	42	28	32,659	42	28
With an allowance for loan losses recorded:
Residential real estate:
First mortgage	48	2	2	279	1	1
Construction	—	—	—	10,387	56	38
Subtotal	48	2	2	10,666	57	39
Total	$5,534	$44	$30	$43,325	$99	$67

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

	Nine Months Ended at September 30,
	2022			2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate:
First mortgage	$—	$—	$—	$88	$—	$—
Commercial real estate:
Retail	—	—	—	765	—	—
Hotels/Single-room occupancy hotels	—	—	—	17,948	—	—
Office	—	—	—	2,768	—	—
Other	—	—	—	91	—	—
Construction	6,885	118	105	27,387	192	179
Commercial lines of credit:
Private banking	113	5	4	1,264	7	7
Subtotal	6,998	123	109	50,311	199	186
With an allowance for loan losses recorded:
Residential real estate:
First mortgage	198	3	3	280	3	3
Construction	—	—	—	9,751	181	163
Subtotal	198	3	3	10,031	184	166
Total	$7,196	$126	$112	$60,342	$383	$352

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding nonaccrual loans held for sale, by class of loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		Loans Past		Loans Past
		Due Over		Due Over
		90 Days Still		90 Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Residential real estate:
Residential first mortgage	$35,654	$36	$45,439	$39
Residential second mortgage	189	—	236	—
Commercial real estate:
Hotels/Single-room occupancy hotels	—	—	4,441	—
Construction	—	—	12,499	—
Total	$35,843	$36	$62,615	$39

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021 by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
September 30, 2022	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$20,839	$3,284	$35,690	$59,813	$1,360,315	$1,420,128
Residential second mortgage	—	—	189	189	10,155	10,344
Commercial real estate:
Retail	—	—	—	—	26,026	26,026
Multifamily	—	—	—	—	81,723	81,723
Office	—	—	—	—	18,216	18,216
Hotels/ Single-room occupancy hotels	—	—	—	—	5,240	5,240
Industrial	—	—	—	—	30,372	30,372
Other	—	—	—	—	37,869	37,869
Construction	—	—	—	—	50,320	50,320
Commercial lines of credit:
Private banking	—	—	—	—	110	110
C&I lending	—	—	—	—	1,279	1,279
Other consumer	—	—	—	—	1	1
Total	$20,839	$3,284	$35,879	$60,002	$1,621,626	$1,681,628

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Loans Not
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$24,044	$3,425	$45,478	$72,947	$1,617,509	$1,690,456
Residential second mortgage	107	—	236	343	13,432	13,775
Commercial real estate:
Retail	—	—	—	—	19,574	19,574
Multifamily	—	—	—	—	96,960	96,960
Office	—	—	—	—	12,382	12,382
Hotels/Single-room occupancy hotels	—	—	4,441	4,441	9,780	14,221
Industrial	—	—	—	—	7,320	7,320
Other	—	—	—	—	50,783	50,783
Construction	10,500	—	12,499	22,999	83,760	106,759
Commercial lines of credit:
Private banking	—	—	—	—	116	116
C&I lending	—	—	—	—	247	247
Other consumer	—	—	—	—	221	221
Total	$34,651	$3,425	$62,654	$100,730	$1,912,084	$2,012,814

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Troubled Debt Restructurings

As of September 30, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDR”) of $2,643 and $18,416, respectively. The Company has allocated a specific allowance for loan losses for these loans of $12 as of September 30, 2022 and has allocated $39 of specific allowance for loan loss for these loans as of December 31, 2021. There are no commitments to lend additional amounts.

There were no loans modified as TDRs during the three or nine months ended September 30, 2022 or 2021.

There were no TDRs for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2022 or 2021. At September 30, 2022, there were no loans in default. At December 31, 2021, five loans totaling $15,752 were in default.

The terms of certain other loans have been modified during the three and nine months ended September 30, 2022 that did not meet the definition of a TDR. These other loans that were modified were not considered significant.

Foreclosure Proceedings

At September 30, 2022 and December 31, 2021, the recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $7,266 and $2,780, respectively. Of the loans in formal foreclosure proceedings, $2,755 and $2,770 were included in loans held for sale in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans is classified as held for investment and receives an allocation of the allowance for loan losses consistent with a substandard loan loss allocation rate as these loans were classified as substandard at September 30, 2022 and December 31, 2021, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

At September 30, 2022 and December 31, 2021, the risk rating of loans by class of loans was as follows:

		Special
September 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,384,438	$—	$35,690	$—	$1,420,128
Residential second mortgage	10,155	—	189	—	10,344
Commercial real estate:
Retail	26,026	—	—	—	26,026
Multifamily	69,369	12,354	—	—	81,723
Office	18,216	—	—	—	18,216
Hotels/ Single-room occupancy hotels	—	3,692	1,548	—	5,240
Industrial	30,372	—	—	—	30,372
Other	22,703	15,166	—	—	37,869
Construction	37,617	4,648	8,055	—	50,320
Commercial lines of credit:
Private banking	110	—	—	—	110
C&I lending	1,279	—	—	—	1,279
Other consumer	1	—	—	—	1
Total	$1,600,286	$35,860	$45,482	$—	$1,681,628

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,644,974	$—	$45,249	$233	$1,690,456
Residential second mortgage	13,539	—	236	—	13,775
Commercial real estate:
Retail	18,846	728	—	—	19,574
Multifamily	75,543	8,104	13,313	—	96,960
Office	10,413	—	1,969	—	12,382
Hotels/ Single-room occupancy hotels	8,205	—	6,016	—	14,221
Industrial	7,320	—	—	—	7,320
Other	48,996	1,692	95	—	50,783
Construction	67,254	17,226	16,348	5,931	106,759
Commercial lines of credit:
Private banking	116	—	—	—	116
C&I lending	236	11	—	—	247
Other consumer	221	—	—	—	221
Total	$1,895,663	$27,761	$83,226	$6,164	$2,012,814

During the three and nine months ended September 30, 2022, the Company repurchased a pool of Advantage Loan Program loans with a total outstanding principal balance of $35,241 and $65,621. During the three and nine months ended September 30, 2021, the Company repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $6,067 and $173,829, respectively. The Advantage Loan Program loans that have been repurchased and included in the loan portfolio have an outstanding principal balance of $190,467 and $171,185 at September 30, 2022 and December 31, 2021, respectively. For more information on the repurchases of Advantage Loan Program loans, refer to Note 16—Commitments and Contingencies.

During the three months ended September 30, 2022, the Company charged off $4,064 of its recorded investment in certain higher risk commercial real estate loans held in its portfolio. These commercial real estate loans were then sold to a third-party investor for net cash proceeds of $17,794. No gain or loss was recorded on the sale of the commercial real estate loans.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 5—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Residential real estate mortgage loan portfolios serviced for:
FNMA	$115,446	$124,764
FHLB	35,357	40,209
Private investors	44,955	142,810
Total	$195,758	$307,783

Custodial escrow balances maintained with these serviced loans were $1,528 and $5,501 at September 30, 2022 and December 31, 2021, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Mortgage servicing rights:
Beginning of period	$2,542	$4,200	$3,332	$7,853
Additions	—	25	11	124
Amortization	(657)	(550)	(1,458)	(4,302)
End of period	1,885	3,675	1,885	3,675

Valuation allowance at beginning of period	89	968	610	2,165
Additions (recoveries)	(46)	(166)	(567)	(1,363)
Valuation allowance at end of period	43	802	43	802

Mortgage servicing rights, net	$1,842	$2,873	$1,842	$2,873

Servicing fee loss, net of amortization of servicing rights and changes in the valuation allowance, was $(384) and $(31) for the three months ended September 30, 2022 and 2021, respectively, and $(118) and $(1,369) for the nine months ended September 30, 2022 and 2021, respectively.

The fair value of mortgage servicing rights was $2,265 and $2,916 at September 30, 2022 and December 31, 2021, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at September 30, 2022 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 10.2% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 17.6% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 52 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At September 30, 2022 and December 31, 2021, the carrying amount of certain individual groupings exceeded their fair values, resulting in write-downs to fair value. Refer to Note 14—Fair Values of Financial Instruments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 6—Deposits

Time deposits, included in interest-bearing deposits, were $757,576 and $891,820 at September 30, 2022 and December 31, 2021, respectively. Time deposits included brokered deposits of $20,109 at December 31, 2021. There were no brokered deposits at September 30, 2022.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $222,630 and $244,868 at September 30, 2022 and December 31, 2021, respectively.

Note 7—FHLB Borrowings

FHLB Advances

FHLB borrowings at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,		December 31,
	2022	Interest Rates	2021	Interest Rates
Long-term fixed rate-advances	$50,000	1.96%	$150,000	0.43% - 1.96%

At September 30, 2022, the Company has a long-term fixed-rate advance of $50,000 with a maturity date of May 2029. The advance requires monthly interest-only payments with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advance is callable by the FHLB in May 2024.

The Company utilized its excess liquidity to repay $100,000 in long-term fixed rate advances that were called by the FHLB in May 2022. Additionally, in September 2022, the Company entered into a short-term variable-rate advance for $35,000 with a maturity date of March 2023 which was then repaid during the month. At September 30, 2022, the Company had additional borrowing capacity of $354,479 from the FHLB.

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the nine months ended September 30, 2022. At September 30, 2022 and December 31, 2021, there were no outstanding borrowings under this agreement. Borrowings accrue interest based on a variable rate based on the FHLB’s overnight cost of funds rate, which was 3.45% and 0.43% at September 30, 2022 and December 31, 2021, respectively. The overdraft line of credit has a one-year term and was automatically renewed in October 2022 on substantially the same terms through October 2023.

The Company has entered into irrevocable standby letters of credit arrangements with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 had a 16-month term and expired in July 2022. An irrevocable standby letter of credit originally of $4,000 has a 36-month term and expires in July 2024. This letter was reduced to $2,000 during the second quarter of 2022; thereby, the Company has total available letters of credit of $2,000 and $11,500 at September 30, 2022 and December 31, 2021, respectively. There were no borrowings outstanding on these standby letters of credit during the nine months ended September 30, 2022 and 2021.

The long-term fixed-rate advances and the overdraft line of credit are collateralized by certain investment securities and loans. Refer to Note 3—Investment Securities for further information on securities pledged as collateral and Note 4—Loans for further information on loans pledged as collateral.

Other Borrowings

The Company had available unsecured credit lines with other banks totaling $80,000 at September 30, 2022 and December 31, 2021. There were no borrowings under these unsecured credit lines during the nine months ended September 30, 2022 and 2021.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 8—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	September 30,	December 31,
	2022	2021
Subordinated notes	$65,000	$65,000
Unamortized note premium	290	343
Total	$65,290	$65,343

The Notes bore interest at 7.0% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 8.33% and 5.94% at September 30, 2022 and December 31, 2021, respectively. Note premium costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,329 and $972 for the three months ended September 30, 2022 and 2021, respectively, and $3,383 and $3,157 for the nine months ended September 30, 2022 and 2021, respectively. The Notes mature in April 2026.

The Company may redeem the Notes, in whole or in part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest, in a principal amount with integral multiples of $1. There have been no redemptions of the Notes. The Notes are not subject to redemption by the noteholders.

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Company’s deposits as well as the Company’s subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for the Company under current regulatory guidelines and interpretations. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined by regulatory guidelines.

The Company currently may not issue new debt without the prior approval of the FRB.

Note 9 – Shareholders’ Equity

In April 2022, the Company issued and contributed 160,978 shares of common stock to fund the matching contribution made under the Company’s defined contribution retirement plan. The contribution amount of $1,138 was valued using the closing market price of the stock on the date contributed or $7.07 per share.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Beginning with grants in 2020, stock option awards vest ratably over three years (one-third per year) after the date of grant, while stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years. No stock option awards were granted during the nine months ended September 30, 2022 and 2021.

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2022	367,767	$5.41	8.13	$525
Granted	—
Exercised	—
Forfeited/expired	(18,222)	9.67
Outstanding at September 30, 2022	349,545	$5.19	7.43	$609
Exercisable at September 30, 2022	344,506	$5.14	7.43	$609

The Company recorded stock-based compensation expense associated with stock options of $3 and $34 for the three months ended September 30, 2022 and 2021, respectively, and $(8) and $137 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was $3 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of less than one year.

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

During the nine months ended September 30, 2022, the board of directors approved the issuance of 231,842 shares of restricted stock, of which 45,000 shares were awarded to independent directors and 186,842 shares were awarded to key employees. During the nine months ended September 30, 2021, the board of directors approved the issuance of 234,996 shares of restricted stock, of which 45,000 shares were awarded to independent directors and 189,996 shares were awarded to key employees.

During the nine months ended September 30, 2022 and 2021, the Company withheld 31,027 shares and 8,536 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $204 and $46, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

A summary of the restricted stock awards activity for the nine months ended September 30, 2022 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2022	293,637	$5.81
Granted	231,842	6.57
Vested	(104,739)	6.21
Forfeited	(22,713)	5.70
Nonvested at September 30, 2022	398,027	$6.16

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $252 and $162 for the three months ended September 30, 2022 and 2021, respectively, and $648 and $357 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was $2,017 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.17 years. The total fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $644 and $173, respectively.

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

The Bank, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements for first-lien residential mortgage exposures set forth under the Basel III capital rules. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. The table below presents the Company’s and the Bank’s regulatory capital amounts and ratios applying the 100% risk weight as of September 30, 2022 and December 31, 2021 for the Company’s and Bank’s total adjusted capital to risk-weighted assets, Tier 1 (core) capital to risk-weighted assets and CET1 to risk weighted assets.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

At September 30, 2022 and December 31, 2021, the Company and the Bank had met all regulatory capital requirements to which they are subject and held capital in excess of the CCB, and the Bank’s regulatory capital ratios exceeded the requirements to be considered well capitalized for all regulatory purposes. The following tables present the Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios at September 30, 2022 and December 31, 2021, applying the 100% risk weight to Advantage Loan Program loans:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$409,170	26.21%	$124,357	8.00%	N/A	N/A
Bank	413,262	26.60	124,275	8.00	$155,344	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	350,162	22.43	93,268	6.00	N/A	N/A
Bank	393,524	25.33	93,206	6.00	124,275	8.00
Common Equity Tier 1 (CET1)
Consolidated	350,162	22.43	69,951	4.50	N/A	N/A
Bank	393,524	25.33	69,905	4.50	100,974	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	350,162	14.09	99,151	4.00	N/A	N/A
Bank	393,524	15.88	99,103	4.00	123,879	5.00

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$421,732	21.24%	$158,851	8.00%	N/A	N/A
Bank	407,699	20.55	158,707	8.00	$198,384	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	344,247	17.34	119,138	6.00	N/A	N/A
Bank	382,509	19.28	119,030	6.00	158,707	8.00
Common Equity Tier 1 (CET1)
Consolidated	344,247	17.34	89,354	4.50	N/A	N/A
Bank	382,509	19.28	89,273	4.50	128,950	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	344,247	11.47	120,039	4.00	N/A	N/A
Bank	382,509	12.77	119,859	4.00	149,824	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

In order to provide a comparable trend analysis for the Bank’s and the Company’s risk based capital ratios applying the 100% risk weight to Advantage Loan Program loans, the tables below present the regulatory capital ratios applying the 100% risk weight at December 31 for each of the past five years. At each of the year-end dates reported, the Company and the Bank had met all minimum regulatory capital requirements and applicable capital cushions to which they are subject and held capital in excess of the CCB, and the Bank would have been considered well capitalized for all regulatory purposes. The CCB requirement was phased in beginning on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until the buffer was implemented in full at 2.5% on January 1, 2019. Accordingly, the CCB at December 31, 2018 and 2017 was 1.875% and 1.25%, respectively.

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

In comparison to the above tables, the tables below present the Bank’s and the Company’s regulatory capital ratios applying the 50% risk weight to Advantage Loan Program loans at December 31 for each of the past five years, as previously reported.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$1,176	$9,557	$4,239	$15,334

Denominator:
Weighted average common shares outstanding, basic	50,400,412	50,167,295	50,326,951	50,010,341
Weighted average effect of potentially dilutive common shares:
Stock options	97,884	55,131	107,671	48,659
Restricted stock	74,635	40,260	88,454	20,931
Weighted average common shares outstanding, diluted	50,572,931	50,262,686	50,523,076	50,079,931

Income per share, basic and diluted	$0.02	$0.19	$0.08	$0.31

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	49,545	67,767	49,897	70,139
Restricted stock	176,707	7,294	99,784	104,558
Total	226,252	75,061	149,681	174,697

Note 13—Employee Benefit Plans

In May 2022, the Company surrendered a large split-dollar life program and a few smaller bank-owned life insurance (“BOLI”) policies related to former executives and a controlling shareholder with a cash surrender value of $24,877. The $13,142 increase in value over the duration of the ownership of the policies has moved from non-taxable income to taxable income, resulting in a $3,614 million increase in income tax expense for the nine months ended September 30, 2022. Additional taxes of $1,314 relating to this surrender are included in other expense within non-interest expense during the nine months ended September 30, 2022.

In connection with the surrender, the Company also cancelled certain deferred compensation and the split dollar life insurance agreement with its controlling shareholder which resulted in the reversal of the related liabilities of $4,514 which are included as a reduction in salaries and employee benefits expense in the condensed consolidated statement of income for the nine months ended September 30, 2022.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Mortgage Servicing Rights

Fair value of mortgage servicing rights is initially determined at the individual grouping level based on an internal valuation model that calculates the present value of estimated future net servicing income. On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon third-party valuations obtained. As disclosed in Note 5—Mortgage Servicing Rights, net, the valuation model utilizes interest rate, prepayment speed and default rate assumptions that are specific to loans serviced by the Company and that market participants would use in estimating future net servicing income (Level 3).

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2022 and December 31, 2021:

		Fair Value Measurements at
		September 30, 2022
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$167,462	$115,484	$51,978	$—
Mortgage-backed securities	37,626	—	37,626	—
Collateralized mortgage obligations	143,346	—	143,346	—
Collateralized debt obligations	153	—	—	153
Equity securities	4,386	4,386	—	—

		Fair Value Measurements at
		December 31, 2021
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$122,168	$48,827	$73,341	$—
Mortgage-backed securities	49,437	—	49,437	—
Collateralized mortgage obligations	136,849	—	136,849	—
Collateralized debt obligations	203	—	—	203
Equity securities	4,976	4,976	—	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

The table below presents a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Nine Months Ended September 30,
	2022	2021
Balance of recurring Level 3 assets at beginning of period	$203	$187
Total gains or losses (realized/unrealized):
Included in income-realized	—	—
Included in other comprehensive loss	3	7
Principal maturities/settlements	(53)	(3)
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance of recurring Level 3 assets at end of period	$153	$191

Unrealized losses on Level 3 investments for collateralized debt obligations was $5 and $8 at September 30, 2022 and December 31, 2021, respectively. In addition to the amounts included in income as presented in the table above, interest income recorded on collateralized debt obligations was $5 and $4 for the nine months ended September 30, 2022 and 2021, respectively.

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at September 30, 2022
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commercial real estate loans held for sale	$1,554	$—	$1,554	$—
Mortgage servicing rights	311	—	—	311

	Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$86	$—	$—	$86
Commercial real estate loans held for sale	53,628	—	53,628	—
Mortgage servicing rights	2,052	—	—	2,052

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

As discussed above, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following tables present quantitative information about Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2022
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Mortgage servicing rights	$311	Discounted cash flow	Discount rate	9.5% - 12.0% (11.8%)
			Prepayment speed	7.5% - 22.5% (19.5%)
			Default rate	0.1% - 0.2% (0.2%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Impaired loans:
Residential real estate	$86	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15%)
Mortgage servicing rights	$2,052	Discounted cash flow	Discount rate	9.5% - 12.0% (11.0%)
			Prepayment speed	10.5% - 37.1% (19.7%)
			Default rate	0.1% - 0.2% (0.2%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2022 and December 31, 2021, are as follows:

	Fair Value Measurements at September 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$352,404	$352,404	$352,404	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Loans held for sale (1)	7,279	7,719	—	7,719	—
Loans, net	1,636,266	1,676,322	—	—	1,676,322

Financial Liabilities
Time deposits	757,576	752,286	—	752,286	—
Federal Home Loan Bank borrowings	50,000	48,260	—	48,260	—
Subordinated notes, net	65,290	65,056	—	65,056	—

	Fair Value Measurements at December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$411,676	$411,676	$411,676	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Loans held for sale	11,359	11,809	—	11,809	—
Loans, net(1)	1,956,180	2,025,409	—	—	2,025,409

Financial Liabilities
Time deposits	891,820	894,049	—	894,049	—
Federal Home Loan Bank borrowings	150,000	152,560	—	152,560	—
Subordinated notes, net	65,343	65,073	—	65,073	—

(1)Excludes impaired loans measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021.

Note 15—Related Party Transactions

In May 2021, the Company issued and sold unregistered shares of common stock to its Chief Executive Officer in exchange for cash consideration. Refer to Note 9 – Shareholders’ Equity.

The Company subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $97 for the three months ended September 30, 2021, and $112 and $289 during the nine months ended September 30, 2022 and 2021, respectively. The sublease agreements ended on March 31, 2022.

Note 16—Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which are not reflected in the condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Unfunded Commitments to Extend Credit

A commitment to extend credit, such as a loan commitment, credit line and overdraft protection, is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specific purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans.

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At September 30, 2022, outstanding commitments to make loans consisted of variable-rate loans of $2,560 at varying interest rates ranging from 4.50% to 5.125% at September 30, 2022 with maturities of 30 years and fixed-rate loans of $113 at an interest rate of 4.875% with maturities of 15 years.

Unused Lines of Credit

The Company also issues unused lines of credit to meet customer financing needs. At September 30, 2022, the unused lines of credit include residential second mortgages of $10,874 and construction loans of $9,736 totaling $20,610. These unused lines of credit are associated with variable-rate commitments at interest rates ranging from 5.50% to 8.50% at September 30, 2022 with maturities ranging from one month to 23 years.

Standby Letters of Credit

Standby letters of credit are issued on behalf of customers in connection with construction contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The credit risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. The maximum amount of potential future payments guaranteed by the Company is limited to the contractual amount of these letters. Collateral may be obtained at exercise of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Commitments to make loans	$2,673	$23,610
Unused lines of credit	20,610	45,805
Standby letters of credit	24	24

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

On September 27, 2022, the Company entered into a Consent Order with the OCC, resolving the formal investigation by the OCC relating to the Bank’s former residential loan product, marketed as the Advantage Loan Program, and related matters (the “OCC Investigation”). Pursuant to the Consent Order, the Bank has paid a civil money penalty of $6,000. The civil money penalty has been applied against the previously accrued liability for contingent losses reflected on the Company’s condensed consolidated balance sheet. The Consent Order represents a full and final settlement of the OCC Investigation with respect to the Bank. Concurrent with the Consent Order, the OCC notified the Bank that the formal agreement between the Bank and the OCC entered on June 18, 2019 (the “OCC Agreement “) was terminated, which primarily related to certain aspects of the Bank’s Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program and the Bank’s credit administration.

The Bank has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation that appears to be focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. The Bank is fully cooperating with this investigation. Adverse findings in the DOJ investigation could result in material losses due to damages, restitution, penalties, costs, and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth, or other aspects of the business.

The Company is currently under a formal investigation by the SEC. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Company has received document and information requests from the SEC and has fully cooperated with this investigation. Adverse findings in the SEC investigation could result in material losses due to penalties, disgorgement, costs and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth or other aspects of its business.

The Bank has incurred and expects to continue to incur significant costs in its efforts to respond to the government investigations, which are reflected in the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021. Adverse findings in any of the aforementioned government investigations could also have collateral consequences for the Company and the Bank, such as creating breaches of representation in certain third-party agreements and loss of eligibility to participate in certain government programs and programs of government sponsored entities.

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

At September 30, 2022 and December 31, 2021, the Company has a liability for contingent losses of $9,000 and $15,000, respectively, for the outcome of the pending investigations. There can be no assurance (i) that the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigations, (ii) that the accrual for contingent losses will be sufficient to cover such losses, or (iii) that such losses will not materially exceed such accrual and have a material impact on the Company’s business, financial condition or results of operations.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

In addition, on July 28, 2020, the Company received a demand letter from two law firms representing a purported shareholder of the Company (the “Shareholder Demand”) which was later reflected in a shareholder derivative complaint that was filed against us and certain of our current and former directors, styled Cahnman v. Allen, et al., No. 2:22-cv-10124 (E.D. Mich.), alleging that members of the Company’s board of directors breached their fiduciary duties of oversight and disclosure based on allegations concerning the Bank’s residential lending practices and disclosures concerning those practices that were made in the Company’s registration statement and prospectus for its initial public offering, in subsequent press releases, in periodic and other filings with the SEC and during earnings calls. On January 21, 2022, the Company and the purported shareholder entered into an agreement in the form of a definitive stipulation of settlement (the “Settlement”), of which the court granted final approval on September 29, 2022. Pursuant to the Settlement, the Company agreed to adopt and implement substantial corporate governance reforms (the “Corporate Governance Enhancements”), many of which were already in progress and have now been completed, and pay attorneys’ fees and expenses in the amount of $650 in exchange for the release of all defendants from all alleged claims therein. The Settlement provides customary releases of certain individuals and entities, including the current board of directors and certain former board members, and reserves for the Company’s board of directors the exclusive right to continue to evaluate and pursue claims against non-released individuals based on their conduct concerning, related to, or arising from the matters raised in the Shareholder Demand. Reimbursement of the $650 due under the Settlement was paid by the Company’s insurance carriers under applicable insurance policies during the fourth quarter of 2022.

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

In 2019, in connection with the above mentioned investigations stemming from the Advantage Loan Program, the Company recorded a mortgage repurchase liability of $7,823, primarily related to probable losses on the previously sold Advantage Loan Program portfolio. The Company determined that these losses became probable in the latter part of the fourth quarter of 2019, taking into account the results of the Internal Review.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. Since this time, certain third-party investors have accepted this offer. In May 2022, the Company repurchased a pool of Advantage Loan Program loans with a total outstanding unpaid principal balance of $30,380, which was not subject to an existing written agreement to repurchase. In connection with this repurchase, the Company recognized a loss of $695 related to a fair value discount in other non-interest expense and a disposition of $376 of mortgage servicing rights, and charged a loss of $622 against the mortgage repurchase liability. In September 2022, the Company repurchased pools of Advantage Loan Program loans with a total outstanding unpaid principal balance of $35,241. In connection with this repurchase, the Company recognized a loss of $1,608 related to a fair value discount in other non-interest expense and a disposition of $487 of mortgage servicing rights, and charged a loss of $884 against the mortgage repurchase liability. Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. The Company has entered into an agreement to repurchase an additional pool of Advantage Loan Program loans with an outstanding principal balance of $21,392 at September 30, 2022, with the final decision to effect any such repurchase and the specific date of repurchase, as determined by the applicable investor. The last date on which the investor has the right to cause the repurchase of this pool of loans is July 22, 2023. Losses expected to be incurred upon the repurchase of such loans are reflected in the mortgage repurchase liability.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

As of September 30, 2022 and December 31, 2021, the mortgage repurchase liability was $778 and $2,954, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $160,401 and $237,049 at September 30, 2022 and December 31, 2021, respectively, including Advantage Loan Program loans totaling $44,955 and $142,810 at September 30, 2022 and December 31, 2021, respectively.

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

Activity in the mortgage repurchase liability was as follows:

	Nine Months Ended
	September 30,
	2022	2021
Balance, beginning of period	$2,954	$9,699
Net recovery	(670)	(963)
Loss on loan repurchases	(1,506)	(5,511)
Balance, end of the period	$778	$3,225

Note 17—Subsequent Events

During the second quarter of 2022, the Company outsourced its residential loan origination function to Promontory MortgagePath, which provides community banks with an outsourced residential lending service for mortgage loan production. In November 2022, Promontory MortgagePath advised the Company of its intent to cease conducting business. Promontory MortgagePath and the Company will continue to accept loan applications through November 30, 2022, and will use commercially reasonable efforts to evaluate and originate pending loan applications by February 28, 2023. At that time, the Company will suspend the origination of residential loans pending further evaluation of its alternatives, which may include discontinuing the origination of residential loans. However, the Company may purchase residential loans from the secondary market in the future.

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

The risks, uncertainties and other factors identified in our filings with the SEC, and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, see the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors and other disclosures, in evaluating these forward-looking statements.

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

Risks Related to the Advantage Loan Program

●	The results of the Internal Review of our Advantage Loan Program and related matters
●	The results of investigations of us by the DOJ, the SEC or other governmental agencies
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the permanent discontinuation of our Advantage Loan Program
●	Compliance with BSA/AML laws and regulations generally
●	Potential future losses in connection with representations and warranties we have made with respect to residential real estate loans that we have sold into the secondary market

Risks Related to the COVID-19 Pandemic

●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the COVID-19 pandemic
●	The effects of the economic disruptions resulting from the COVID-19 pandemic on our loan portfolio

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and the Federal Reserve
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the QTL test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking, securities and tax laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws
●	Failure to comply with banking laws and regulations

●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuation of the London Interbank Offered Rate (“LIBOR”)

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio

●	The value of our mortgage servicing rights
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

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

On September 27, 2022, the Company entered into a Consent Order with the OCC, resolving the OCC Investigation, which had been ongoing for almost three years. Pursuant to the Consent Order, the Bank has paid a civil money penalty of $6 million, which has been applied against the Company’s previously accrued liability for contingent losses. The Consent Order represents a full and final settlement of the OCC Investigation with respect to the Bank. Concurrent with the Consent Order, the OCC notified the Bank that the OCC Agreement entered into on June 18, 2019 was terminated, which primarily related to certain aspects of the Bank’s BSA/AML compliance program and the Bank’s credit administration.

The Bank is currently responding to grand jury subpoenas from the DOJ and remains under a formal investigation by the SEC, both of which are related to the Advantage Loan Program and the related disclosures of that program in the Company’s federal securities law filings.

The Company incurred significant legal, consulting and other third-party expenses during the third quarter of 2022, as it has over the past two years, in connection with the Internal Review, the government investigations, compliance with the OCC Agreement, defending litigation related to the Advantage Loan Program and reimbursing current and former officers and directors for their out-of-pocket legal costs in connection with the government investigations.

On October 7, 2022, we commenced an action against Scott Seligman, the Bank’s founder and controlling shareholder, and other nominal defendants, styled Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al., No. 2:22-cv-12398-SFC-DRG (E.D. Mich.), seeking compensatory and other damages, disgorgement of certain monies and injunctive relief. There is no assurance that we will be successful in any final adjudication of this case, that any remedy would be adequate in the event we are successful in the adjudication or that we would achieve an acceptable settlement. See “Part II, Item 1. Legal Proceedings” for additional detail regarding this matter.

On November 3, 2022, Mr. Seligman commenced an action against the Company in the Oakland County Business Court styled Scott J. Seligman v. Sterling Bancorp, Inc., No. 2:22-cv-12660-MAG-DRG (E.D. Mich.). The complaint alleges that Mr. Seligman is entitled to the advancement and reimbursement of all attorneys’ fees and other expenses incurred in connection with the complaint filed against him by the Company and the Bank as well as certain government investigations involving the Company and the Bank, including investigations by the DOJ and OCC related to the Advantage Loan Program. The Company intends to vigorously defend this and any related actions. See “Part II, Item 1. Legal Proceedings” for additional detail regarding this matter.

Overview of Quarterly Performance

Net income was $1.2 million for the quarter ended September 30, 2022 compared to $9.6 million for the quarter ended September 30, 2021. Our net interest margin continued to improve, though our loan portfolio continued to decline which reduced our net interest income compared to the third quarter of 2021. Also contributing to the decrease in net income for the third quarter of 2022 as compared to the third quarter of 2021, the 2021 period includes a refundable tax credit against certain employment taxes, also known as the ERC tax credit under the CARES Act. The Company recognized $6.5 million of ERC, resulting in a net reduction of salaries and employee benefits expense for the third quarter of 2021. Also, the 2021 period includes a gain of $1.4 million on the sale of the Bellevue, Washington branch in July 2021. We experienced a recovery for loan losses for the third quarter of 2022 compared to the provision for loan losses for the third quarter of 2021 as our asset quality improved during the third quarter of 2022; as our nonperforming assets declined to $42.2 million at September 30, 2022. In addition, the recovery for loan losses also reflects the continued decline of our loan portfolio.

We also completed a sale of higher risk commercial real estate loans with unpaid principal balances of $21.9 million. Prior to the sale, we charged off $4.1 million of its recorded investment. We received net cash proceeds of $17.8 million on the sale of the commercial real estate loans. This sale further improved our credit metrics.

We continued to experience significant repayments in excess of our loan originations contributing to our excess liquidity. This resulted in the continued overall decline of our consolidated balance sheet, with total assets declining from $2.9 billion at December 31, 2021 to $2.4 billion at September 30, 2022.

During the three months ended September 30, 2022, we repurchased pools of Advantage Loan Program loans with total outstanding unpaid principal balances of $35.2 million. In connection with this repurchase, the Company recognized a loss of $1.6 million to record the fair value discount in other non-interest expense and a disposition of $0.5 million of mortgage servicing rights, and charged a loss of $0.9 million against the mortgage repurchase liability.

Our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes.

On September 29, 2022, the court granted final approval of the Settlement in connection with the shareholder derivative action that was filed against us and certain of our current and former directors, styled Cahnman v. Allen, et al., No. 2:22-cv-10124 (E.D. Mich.). The Company entered into the Settlement on January 21, 2022, pursuant to which the Company agreed to adopt and implement the Corporate Governance Enhancements, many of which were already in progress and have now been completed, and pay attorneys’ fees and expenses in the amount of $650 thousand in exchange for the release of all defendants from alleged claims therein. Reimbursement of the $650 thousand due under the Settlement was paid in October 2022 by the Company’s insurance carriers under applicable insurance policies.

During the second quarter of 2022, we outsourced our residential loan origination function to Promontory MortgagePath, which provides community banks with an outsourced residential lending service for mortgage loan production. In November 2022, Promontory MortgagePath advised the Company of its intent to cease conducting business. Promontory MortgagePath and the Company will continue to accept loan applications through November 30, 2022, and will use commercially reasonable efforts to evaluate and originate pending loan applications by February 28, 2023. At that time, we will suspend the origination of residential loans pending further evaluation of our alternatives, which may include discontinuing the origination of residential loans. However, we may purchase residential loans from the secondary market in the future.

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

During the nine months ended September 30, 2022, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2021 Form 10-K.

Financial Condition

The Company’s total assets were $2.4 billion at September 30, 2022 compared to $2.9 billion at December 31, 2021. The investment securities portfolio increased $39.3 million, or 13%, to $353.2 million at September 30, 2022 from $313.9 million at December 31, 2021, which is attributable to purchases of additional investments totaling $147.5 million, partially offset by maturing investments, totaling $80.6 million and unrealized losses of $19.8 million. Total loans, net of allowance for loan losses, decreased to $1.6 billion at September 30, 2022 compared to $2.0 billion at December 31, 2021. The Company originated loans held for investment consisting of residential real estate loans of $55.0 million, commercial real estate loans of $51.7 million and commercial and industrial loans of $1.1 million, and originated residential real estate loans held for sale of $1.8 million. The Company repurchased Advantage Loan Program loans with an aggregate principal balance of $65.6 million and sold higher risk commercial real estate loans with a carrying value of $67.4 million. We received loan payoffs of $442.9 million during the nine months ended September 30, 2022. The significant loan repayments experienced during the nine months ended September 30, 2022 continued the trend over the past several years in our Advantage Loan Program portfolio and, along with the decision to cease origination of construction loans, were the primary driver of the continued reduction of the consolidated balance sheet. Our loan production also continued to be adversely impacted by the termination of the Advantage Loan Program and the inability over the last several years to create and introduce new loan products. Most of the excess liquidity from the loan repayments was used to fund maturing time deposits that generally carried higher interest rates. Total deposits decreased $310.7 million, or 14%, to $2.0 billion at September 30, 2022. In June 2022, with increasing interest rates, our offerings on time deposits returned to more competitive rates, partially offsetting the decline experienced in the first half of 2022. FHLB borrowings decreased from $150.0 million at December 31, 2021 to $50.0 million at September 30, 2022, which is attributable to the repayment of $100.0 million in FHLB advances during the second quarter of 2022.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30, 2022		At December 31, 2021
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,430,472	85%	$1,704,231	85%
Commercial real estate	199,446	12%	201,240	10%
Construction	50,320	3%	106,759	5%
Total real estate	1,680,238	100%	2,012,230	100%
Commercial lines of credit	1,389	—%	363	—%
Other consumer	1	—%	221	—%
Total loans	1,681,628	100%	2,012,814	100%
Less: allowance for loan losses	(45,362)		(56,548)
Loans, net	$1,636,266		$1,956,266

The following table sets forth our fixed and adjustable-rate loans in our loan portfolio at September 30, 2022:

	Fixed	Adjustable	Total

	(In thousands)
Real estate:
Residential real estate	$19,314	$1,411,158	$1,430,472
Commercial real estate	81,333	118,113	199,446
Construction	—	50,320	50,320
Commercial lines of credit	1,213	176	1,389
Other consumer	1	—	1
Total	$101,861	$1,579,767	$1,681,628

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of September 30, 2022:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$430,218	$1,601	$50,320	$176	$—	$482,315
After 6 months through 12 months	469,771	5,359	—	—	—	475,130
After 12 months through 24 months	131,858	2,088	—	—	—	133,946
After 24 months through 36 months	121,124	54,242	—	—	—	175,366
After 36 months through 60 months	187,019	54,823	—	—	—	241,842
After 60 months	71,168	—	—	—	—	71,168
Fixed to maturity	19,314	81,333	—	1,213	1	101,861
Total	$1,430,472	$199,446	$50,320	$1,389	$1	$1,681,628

At September 30, 2022, we have adjustable-rate loans totaling $1.1 billion, or 63%, in our loan portfolio, that are LIBOR-indexed currently and will reprice to an interest rate based on LIBOR, until LIBOR is no longer available as a reference rate. At September 30, 2022, $123.8 million, or 8%, of our adjustable interest rate loans were at their interest rate floor. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk relating to the discontinuance of LIBOR and the expected conversion of our LIBOR based loans to Secured Overnight Financing Rate (“SOFR”)-based rates.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due and still accruing interest, troubled debt restructurings and nonaccrual loans held for sale. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status (i.e., when a loan is 90 days past due or earlier if conditions warrant). Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are modified loans in which a borrower demonstrated financial difficulties and for which a concession has been granted. At September 30, 2022 and December 31, 2021, we had troubled debt restructurings totaling $2.6 million and $18.4 million, respectively, a decrease which primarily reflects loans that were paid in full of $15.6 million. There were no troubled debt restructurings on nonaccrual status at September 30, 2022. We had troubled debt restructurings on nonaccrual status of $15.8 million at December 31, 2021 included in the nonaccrual loan categories in the following table. See Note 4—Loans—Troubled Debt Restructurings to our condensed consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At September 30,	At December 31,
	2022	2021

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$35,843	$45,675
Commercial real estate	—	4,441
Construction	—	12,499
Total nonaccrual loans(2)	35,843	62,615
Loans past due 90 days or more and still accruing interest	36	39
Nonperforming Loans	35,879	62,654
Other troubled debt restructurings(3)	2,643	2,664
Nonaccrual loans held for sale	3,657	18,026
Total nonperforming assets	$42,179	$83,344
Total loans	$1,681,628	$2,012,814
Total assets	$2,447,904	$2,876,830
Total nonaccrual loans to total loans(2)	2.13%	3.11%
Total nonperforming assets to total assets	1.72%	2.90%
(1)	Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status. If nonaccrual loans held for sale were included, the ratio of total nonaccrual loans to total gross loans would have been 2.34% and 3.88% at September 30, 2022 and December 31, 2021, respectively.
(3)	Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.

As of September 30, 2022, nonperforming assets totaled $42.2 million, a decrease of $41.2 million at December 31, 2021. This decrease is primarily attributable to the decline in nonaccrual loans. Our ratio of nonaccrual loans to total loans decreased from 3.11% at December 31, 2021 to 2.13% at September 30, 2022. This decrease reflects both nonaccrual loans being paid in full and loans returning to accrual status and the sale of the commercial real estate loan portfolio held for sale during the first quarter of 2022. When including nonaccrual loans held for sale the ratio of nonaccrual loans to total gross loans decreased from 3.88% at December 31, 2021 to 2.34% at September 30, 2022.

Nonaccrual loans totaled $35.8 million at September 30, 2022, a decrease of $26.8 million from $62.6 million at December 31, 2021. The decrease in nonaccrual loans is primarily due to loan payoffs of $4.4 million of commercial real estate and $12.5 million of construction loans. Nonaccrual residential real estate loans totaled $35.8 million at September 30, 2022, a decrease of $9.8 million from $45.7 million at December 31, 2021. The remaining decline in nonaccrual loans is due to nonaccrual residential real estate loans totaling $8.7 million that were paid in full and loans totaling $10.4 million that returned to accrual status, which was partially offset by loans totaling $12.4 million that were added to nonaccrual status.

Nonaccrual loans held for sale totaled $3.7 million at September 30, 2022, a decrease of $14.4 million from December 31, 2021. The decrease in nonaccrual loans held for sale primarily is due to the sale of commercial real estate loans totaling $9.4 million and residential real estate loans totaling $3.9 million that were paid in full. The commercial real estate loans were sold as part of the larger sale of commercial real estate loans to a third-party purchaser in February 2022 for cash proceeds of $49.6 million. These loans were secured primarily by single-room occupancy (SRO) properties.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	September 30, 2022			December 31, 2021
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$20,839	$3,284	$35,879	$24,151	$3,425	$45,714
Commercial real estate	—	—	—	—	—	4,441
Construction	—	—	—	10,500	—	12,499
Total delinquent loans	$20,839	$3,284	$35,879	$34,651	$3,425	$62,654

Total loans 90 days or more past due, including nonaccrual loans, decreased $26.8 million, or 43%, from $62.7 million at December 31, 2021 to $35.9 million at September 30, 2022. This decrease was primarily attributable to loans that were paid in full totaling $25.6 million and loans reclassified from delinquent to current status totaling $10.4 million, which was partially offset by the addition of delinquent loans totaling $12.4 million during nine months ended September 30, 2022.

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

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	September 30, 2022			December 31, 2021
	Loans Held for	Loans Held for		Loans Held for	Loans Held for
	Investment	Sale	Total	Investment	Sale	Total

	(In thousands)
Special Mention:
Commercial real estate	$31,212	$1,554	$32,766	$10,524	$16,125	$26,649
Construction	4,648	—	4,648	17,226	—	17,226
Commercial lines of credit	—	—	—	11	—	11
Total Special Mention	35,860	1,554	37,414	27,761	16,125	43,886
Substandard:
Residential real estate	35,879	3,657	39,536	45,485	8,671	54,156
Commercial real estate	1,548	—	1,548	21,393	33,230	54,623
Construction	8,055	—	8,055	16,348	—	16,348
Total Substandard	45,482	3,657	49,139	83,226	41,901	125,127
Doubtful:
Residential real estate	—	—	—	233	—	233
Construction	—	—	—	5,931	—	5,931
Total Doubtful	—	—	—	6,164	—	6,164
Total	$81,342	$5,211	$86,553	$117,151	$58,026	$175,177

Total Loans	$1,681,628	$8,833	$1,690,461	$2,012,814	$64,987	$2,077,801
Classified assets to total loans	5%	59%	5%	6%	89%	8%

Total Special Mention, Substandard and Doubtful loans were $86.6 million, or 5% of total gross loans, at September 30, 2022, compared to $175.2 million, or 8% of total gross loans, at December 31, 2021. All of the three loan classifications, noted above, decreased from December 31, 2021.

The increase of $8.1 million in Special Mention loans held for investment was primarily attributable to loans that were downgraded totaling $30.6 million, loans that were upgraded from Substandard totaling $10.3 million, which was partially offset by the upgrade of loans totaling $12.6 million, loans that were paid in full totaling $11.8 million, and commercial real estate loans that were sold totaling $8.2 million. The decrease of $37.6 million in Substandard loans held for investment was primarily attributable to loans that were paid in full totaling $19.8 million, loans that were upgraded totaling $18.9 million, and commercial real estate loans that were sold totaling $10.1 million, which was partially offset by loans downgraded totaling $12.4 million. The decrease of $6.2 million in Doubtful loans was related to loans that were paid in full.

The large decrease in classified loans held for sale is primarily due to the sale of substantially all of our commercial real estate portfolio held for sale during the first quarter of 2022. The sale of this pool of loans contributed to the overall improvement of our credit metrics.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. See Note 4—Loans to our condensed consolidated financial statements for tables presenting additional data regarding the allowance for loan losses and impaired loans.

At September 30, 2022 and December 31, 2021, we had impaired loans with a total recorded investment of $2.6 million and $19.9 million, respectively. Total impaired loans decreased $17.2 million, or 87%, from December 31, 2021 to September 30, 2022, primarily attributable to construction loans that were paid in full totaling $12.4 million and a commercial real estate loan that was paid in full totaling $4.4 million.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the condensed consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines etc.), national and local business conditions, historical loss experience, an overall evaluation of the quality of the underlying collateral and other external factors. Certain qualitative components within our allowance for loan losses methodology took on increased significance in prior periods, and to a lesser extent in the most recent period, as a result of the economic impact of the COVID-19 pandemic. These qualitative components include unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment.

The following table sets forth activity in our allowance for loan losses for the periods indicated (dollars in thousands):

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$29,982	$15,035	$6,708	$36	$5	$51,766
Provision (recovery) for loan losses	(1,841)	(209)	(2,304)	2	(5)	(4,357)
Charge offs	—	(4,064)	—	—	—	(4,064)
Recoveries	46	5	1,966	—	—	2,017
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362
Average gross loans during period	$1,449,854	$212,803	$52,843	$1,404	$23	$1,716,927
Net charge offs (recoveries) to average gross loans during period	—%	1.91%	(3.72)%	—%	—%	0.12%

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(4,594)	2,138	(7,329)	30	—	(9,755)
Charge offs	(197)	(4,064)	—	—	—	(4,261)
Recoveries	776	85	1,969	—	—	2,830
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362
Average gross loans during period	$1,547,432	$214,827	$70,027	$707	$40	$1,833,033
Net charge offs (recoveries) to average gross loans during period	(0.04)%	1.85%	(2.81)%	—%	—%	0.08%

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$33,064	$22,491	$15,056	$58	$—	$70,669
Provision (recovery) for loan losses	109	1,486	(1,194)	(4)	—	397
Charge offs	—	—	(1,965)	—	—	(1,965)
Recoveries	530	605	2	—	—	1,137
Total ending balance	$33,703	$24,582	$11,899	$54	$—	$70,238
Average gross loans during period	$1,885,269	$285,050	$135,292	$1,947	$33	$2,307,591
Net charge offs (recoveries) to average gross loans during period	(0.03)%	(0.21)%	1.45%	—%	—%	0.04%

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	16	2,004	(4,129)	(37)	—	(2,146)
Charge offs	—	—	(1,965)	—	—	(1,965)
Recoveries	1,321	636	5	—	—	1,962
Total ending balance	$33,703	$24,582	$11,899	$54	$—	$70,238
Average gross loans during period	$1,937,210	$266,754	$168,382	$3,295	$14	$2,375,655
Net charge offs (recoveries) to average gross loans during period	(0.07)%	(0.24)%	1.16%	—%	—%	—%

Our total allowance for loan losses decreased by $11.2 million, or 20%, from $56.5 million at December 31, 2021, primarily due to our overall reduction in our loan portfolio that has resulted from the decline in our loan production as a result of the discontinuation of the Advantage Loan Program and the absence of new loan products, as well as improvement in the credit quality of our loan portfolio during the nine months ended September 30, 2022. Net charge offs during the three months ended September 30, 2022 were $2.0 million compared to $0.8 million during the comparable period of 2021. Net charge offs during the nine months ended September 30, 2022 were $1.4 million compared to $3 thousand during the comparable period in 2021. Net charge offs in the three and nine months ended September 30, 2022 included $4.1 million in write-downs of our recorded investment in higher risk commercial real estate loans held in the loan portfolio with an unpaid principal balance of $21.9 million, which we subsequently sold for net cash proceeds of $17.8 million during September 2022.

The following table sets forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At September 30, 2022		At December 31, 2021
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category to
	for Loan	Total	for Loan	Total
	Losses	Loans	Losses	Loans

	(Dollars in thousands)
Residential real estate	$28,187	85%	$32,202	85%
Commercial real estate	10,767	12%	12,608	10%
Construction	6,370	3%	11,730	5%
Commercial lines of credit	38	—%	8	—%
Other consumer	—	—%	—	—%
Total	$45,362	100%	$56,548	100%
Nonaccrual loans(1)	$35,843		$62,615
Nonperforming loans and troubled debt restructurings(2)	$38,522		$65,318
Total loans	$1,681,628		$2,012,814
Allowance for loan losses to nonaccrual loans(1)	127%		90%
Allowance for loan losses to total loans	2.70%		2.81%
(1)	Nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.

Our allowance for loan losses as a percentage of our loan portfolio was 2.70% and 2.81% as of September 30, 2022 and December 31, 2021, respectively. In addition, our allowance for loan losses as a percentage of nonaccrual loans was 127% and 90% as of September 30, 2022 and December 31, 2021, respectively. This increase is primarily attributable to our significant decline in nonaccrual loans. See “Results of Operations—Provision (Recovery) for Loan Losses” for additional information about our provision (recovery) for loan losses.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated:

	At September 30,		At December 31,
	2022		2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$175,433	$167,462	$122,291	$122,168
Mortgage-backed securities	43,183	37,626	49,739	49,437
Collateralized mortgage obligations	158,414	143,346	137,662	136,849
Collateralized debt obligations	158	153	211	203
Total	$377,188	$348,587	$309,903	$308,657

We increased the size of our available for sale debt securities portfolio (on an amortized-cost basis) by $67.3 million, or 22%, from December 31, 2021 to $377.2 million at September 30, 2022, which is attributable to purchases of additional investment securities of $147.5 million, primarily treasury securities, partially offset by maturing investments. The purchase of investment securities is consistent with the utilization of our excess liquidity.

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. In estimating other-than-temporary impairment, we consider many factors including: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether we have the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recorded through income as an impairment. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which must be recognized in the condensed consolidated statements of income and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive loss. The credit loss is measured as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The assessment of whether any other-than-temporary decline exists may involve a high degree of subjectivity and judgment and is based on the information available to management at a point in time. We evaluate debt securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2022, gross unrealized losses on debt securities totaled $28.7 million. We do not consider the debt securities to be other-than-temporarily impaired at September 30, 2022, since (i) the decline in fair value of the debt securities is attributable to changes in market value due to the current rising interest rate environment, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At September 30, 2022 and December 31, 2021, equity securities totaled $4.6 million and $5.2 million, respectively.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds.

Total deposits were $2.0 billion as of September 30, 2022, a decrease of $310.7 million, or 14%, compared to $2.3 billion at December 31, 2021. Our time deposits decreased by $134.2 million, or 15%, due to our strategy to reduce time deposits by offering time deposits at less competitive rates. In June 2022, with increasing interest rates, our offerings on time deposits returned to more competitive rates, partially offsetting the decline experienced in the first half of 2022. Our money market, savings and NOW accounts decreased by $182.8 million, or 14%, and our noninterest-bearing demand deposits increased $6.3 million, or 10% from December 31, 2021. Time deposits included brokered deposits of $20.1 million at December 31, 2021. We had no brokered deposits at September 30, 2022. We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $0.25 million and brokered deposits. Core deposits totaled $1.7 billion, or 89% of total deposits, at September 30, 2022 compared to $2.0 billion, or 88% of total deposits, at December 31, 2021.

Borrowings

In addition to deposits, we generally use short-term borrowings, such as FHLB advances and an FHLB overdraft credit line, as sources of funds to meet the daily liquidity needs of our customers. Any short-term FHLB advances would consist primarily of advances of funds for one- or two-week periods.

At September 30, 2022 and December 31, 2021, outstanding FHLB borrowings totaled $50.0 million and $150.0 million, respectively, and there were no amounts outstanding on lines of credit with other banks. In May 2022, we repaid $100 million in borrowings with the FHLB as a result of a call provision that allowed the Federal Home Loan Bank to require payment. In addition, $65.0 million in principal amount of our Subordinated Notes, due April 15, 2026, remained outstanding as of September 30, 2022 and December 31, 2021.

At September 30, 2022, we had the ability to borrow an additional $374.5 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $2.0 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million.

Shareholders’ Equity

Total shareholders’ equity was $329.6 million at September 30, 2022, compared to $343.6 million at December 31, 2021. The decline in shareholders’ equity is primarily due to an increase in accumulated other comprehensive loss of $19.8 million due to increased unrealized losses on our investment securities portfolio. These unrealized losses on our investment portfolio are primarily attributable to changes in market value due to the current rising interest rate environment but will not necessarily impact our eventual realized returns since we have both the intent and ability to hold these investment securities until maturity or the price recovers. This decrease is partially offset by net income of $4.2 million. Shareholders’ equity also reflects the issuance of 160,978 common shares for $1.1 million to fund our matching contribution to the defined contribution retirement plan in the first quarter of 2022.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

General. The Company had net income of $1.2 million for the three months ended September 30, 2022, a decrease of $8.4 million compared to net income of $9.6 million for the three months ended September 30, 2021. Net income was $4.2 million for the nine months ended September 30, 2022, a decrease of $11.1 million compared to net income of $15.3 million for the nine months ended September 30, 2021.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2022 and 2021. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,457,171	$17,310	4.75%	$1,900,611	$22,002	4.63%	$1,556,569	$52,898	4.53%	$1,955,375	$70,392	4.80%
Commercial real estate	214,453	2,458	4.58%	285,055	3,422	4.80%	227,524	8,441	4.95%	266,763	10,049	5.02%
Construction	52,843	1,190	9.01%	135,292	1,896	5.61%	70,027	4,222	8.04%	168,382	8,096	6.41%
Commercial lines of credit	1,404	17	4.84%	1,947	28	5.75%	707	28	5.28%	3,295	179	7.24%
Total loans	1,725,871	20,975	4.86%	2,322,905	27,348	4.71%	1,854,827	65,589	4.71%	2,393,815	88,716	4.94%
Securities, includes restricted stock(2)	394,503	1,945	1.97%	213,945	375	0.70%	380,485	4,133	1.45%	265,545	1,150	0.58%
Other interest-earning assets	328,177	1,925	2.35%	664,747	253	0.15%	395,400	2,931	0.99%	838,223	743	0.12%
Total interest-earning assets	2,448,551	24,845	4.06%	3,201,597	27,976	3.50%	2,630,712	72,653	3.68%	3,497,583	90,609	3.45%
Noninterest-earning assets
Cash and due from banks	4,083			7,376			3,848			7,472
Other assets	20,238			41,360			35,269			42,458
Total assets	$2,472,872			$3,250,333			$2,669,829			$3,547,513
Interest-bearing liabilities
Money Market, Savings and NOW	$1,184,601	$2,053	0.69%	$1,329,832	$771	0.23%	$1,260,953	$3,516	0.37%	$1,352,198	$2,513	0.25%
Time deposits(3)	711,184	1,671	0.93%	1,075,598	2,770	1.02%	777,110	4,554	0.78%	1,350,172	12,966	1.28%
Total interest-bearing deposits	1,895,785	3,724	0.78%	2,405,430	3,541	0.58%	2,038,063	8,070	0.53%	2,702,370	15,479	0.77%
FHLB borrowings	50,380	253	1.97%	307,733	826	1.06%	103,242	919	1.19%	314,544	2,511	1.05%
Subordinated notes, net	65,301	1,329	7.96%	65,372	972	5.95%	65,319	3,383	6.83%	65,372	3,157	6.44%
Total borrowings	115,681	1,582	5.35%	373,105	1,798	1.91%	168,561	4,302	3.37%	379,916	5,668	1.96%
Total interest-bearing liabilities	2,011,466	5,306	1.05%	2,778,535	5,339	0.76%	2,206,624	12,372	0.75%	3,082,286	21,147	0.92%
Noninterest-bearing liabilities
Demand deposits	74,550			66,566			70,427			62,131
Other liabilities(3)	50,476			72,694			51,314			75,162
Shareholders’ equity	336,380			332,538			341,464			327,934
Total liabilities and shareholders’ equity	$2,472,872			$3,250,333			$2,669,829			$3,547,513
Net interest income and spread		$19,539	3.01%		$22,637	2.74%		$60,281	2.93%		$69,462	2.53%
Net interest margin			3.19%			2.83%			3.06%			2.65%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.
(3)Certain prior period amounts have been reclassified to conform with the current period presentation. The Company has reclassified accrued interest on outstanding time deposits from accrued expenses and other liabilities to interest-bearing deposits in the consolidated balance sheet at September 30, 2021.

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

	Three Months Ended			Nine Months Ended
	September 30, 2022 vs. 2021			September 30, 2022 vs. 2021
			Net			Net
	Increase (Decrease)		Increase	Increase (Decrease)		Increase
	due to		(Decrease)	due to		(Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(5,249)	$557	$(4,692)	$(13,712)	$(3,782)	$(17,494)
Commercial real estate	(813)	(151)	(964)	(1,469)	(139)	(1,608)
Construction	(1,507)	801	(706)	(5,567)	1,693	(3,874)
Commercial lines of credit	(7)	(4)	(11)	(113)	(38)	(151)
Total loans	(7,576)	1,203	(6,373)	(20,861)	(2,266)	(23,127)
Securities, includes restricted stock	499	1,071	1,570	668	2,315	2,983
Other interest-earning assets	(188)	1,860	1,672	(595)	2,783	2,188
Total change in interest income	(7,265)	4,134	(3,131)	(20,788)	2,832	(17,956)
Change in interest expense:
Money Markets, Savings and NOW	(92)	1,374	1,282	(176)	1,179	1,003
Time deposits	(872)	(227)	(1,099)	(4,380)	(4,032)	(8,412)
Total interest-bearing deposits	(964)	1,147	183	(4,556)	(2,853)	(7,409)
FHLB borrowings	(974)	401	(573)	(1,879)	287	(1,592)
Subordinated notes, net	(1)	358	357	(2)	228	226
Total change in interest expense	(1,939)	1,906	(33)	(6,437)	(2,338)	(8,775)
Change in net interest income	$(5,326)	$2,228	$(3,098)	$(14,351)	$5,170	$(9,181)

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net interest income was $19.5 million for the three months ended September 30, 2022, a decrease of $3.1 million, or 14%, from $22.6 million for the same period in 2021.

Interest income was $24.8 million for the three months ended September 30, 2022, a decrease of $3.1 million, or 11%, from the same period in 2021. The decrease in interest income was primarily due to a decline in the average balance of the loan portfolio of $597.0 million, or 26%, from $2.3 billion for the three months ended September 30, 2021 compared to $1.7 billion for the three months ended September 30, 2022. The decrease in our average balance of loans is primarily due to our loan repayments continuing to outpace our loan production in regard to residential real estate loans and our decision to stop actively originating construction loans. Our loan production continues to be adversely impacted by the termination of the Advantage Loan Program and the inability over the last several years to create and introduce new loan products. Interest income related to loans was positively impacted by our average yield on loans which increased 15 basis points to 4.86% for the three months ended September 30, 2022 from 4.71% compared to the three months ended September 30, 2021 due to the increase in market interest rates. The average yield on our residential real estate and other consumer loans increased 12 basis points from the three months ended September 30, 2021.

The decrease in interest income on loans was partially offset by an increase in interest income on investment securities of $1.6 million and other interest-earning assets of $1.7 million during the three months ended September 30, 2022 compared to the same period in 2021. Although the average balance of our investment securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $722.7 million for three months ended September 30, 2022 compared to $878.7 million for the three months ended September 30, 2021, the average yield was 2.14% for the three months ended September 30, 2022, an increase of 185 basis points from the three months ended September 30, 2021.

Interest expense was $5.3 million for the three months ended September 30, 2022 and remained relatively unchanged from the three months ended September 30, 2021. Interest on deposits increased $0.2 million which reflects an increase in the average rate paid on interest-bearing deposits of 20 basis points to 0.78% for the three months ended September 30, 2022 compared to 0.58% for the three months ended September 30, 2021. However, although market interest rates increased, the average balance of interest-bearing deposits decreased $509.6 million, or 21%, to $1.9 billion in the three months ended September 30, 2022 from $2.4 billion in the three months ended September 30, 2021. This decrease is primarily driven by a $364.4 million decrease in the average balance of time deposits, which generally have a higher cost. In June 2022, with increasing interest rates, our offerings on time deposits returned to more competitive rates, partially offsetting the decline experienced in the first half of 2022.

The higher interest rates in 2022 than 2021 resulted in an increase in the average interest rate paid on subordinated notes from 5.95% during the three months ended September 30, 2021 to 7.96% during the three months ended September 30, 2022. Additionally, the average balance of FHLB borrowings decreased $257.4 million from September 30, 2021. This decrease in borrowings is the result of the repayments of $157.0 million in borrowings during the fourth quarter of 2021 and $100.0 million in borrowings during the second quarter of 2022 which had the effect of decreasing interest expense by approximately $0.6 million.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net interest income was $60.3 million for the nine months ended September 30, 2022, a decrease of $9.2 million, or 13%, from $69.5 million for the same period in 2021.

Interest income was $72.7 million for the nine months ended September 30, 2022, a decrease of $18.0 million, or 20%, from the same period in 2021. The decrease in interest income was primarily due to a decline in the average balance of the loan portfolio of $539.0 million, or 23%, to $2.0 billion for the nine months ended September 30, 2022 from $2.7 billion for the nine months ended September 30, 2021. The decrease in our average balance of loans is primarily due to our loan repayments continuing to outpace our loan production in regard to residential real estate loans and our decision to stop actively originating construction loans and sell our higher risk commercial real estate loans. Our loan production also continues to be adversely impacted by the termination of the Advantage Loan Program and the inability over the last several years to create and introduce new loan products.

The decline in interest income also reflects a decline in the average yield on our loan portfolio in addition to the impact of the declining balance sheet. Our average yield on our loans decreased 23 basis points, to 4.71% for the nine months ended September 30, 2022 from 4.94% for the same period of the prior year. The average yield on our residential real estate and other consumer loans decreased 27 basis points from the nine months ended September 30, 2021. Throughout 2021, market interest rates remained at historically low levels with it starting to rise in the first quarter of 2022 and continuing through the third quarter of 2022. The interest rates on our residential loan portfolio continued to reprice downward as a result, which included new production originating at much lower rates than the loans were paid in full. The decline of the average yield on our commercial real estate and construction loan portfolios during the nine months ended September 30, 2022 was mitigated by the collection of approximately $1.8 million of interest on nonperforming commercial real estate and construction loans during the nine months ended September 30, 2022.

The average balance of our investment securities and other interest-earning assets, which generally are lower-yielding and more liquid than our loans, was $775.9 million for nine months ended September 30, 2022 compared to $1.1 billion for the nine months ended September 30, 2021. These assets had an average yield of 1.21% for the nine months ended September 30, 2022, an increase of 98 basis points from the nine months ended September 30, 2021 resulting in interest income of $4.1 million for the nine months ended September 30, 2022 compared to $1.2 million for the nine months ended September 30, 2021.

Interest expense was $12.4 million for the nine months ended September 30, 2022, a decrease of $8.8 million, or 42%, from the nine months ended September 30, 2021. The decrease in interest expense was due in part to a decrease in the average balance of interest-bearing deposits which decreased $664.3 million, or 25%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease is primarily driven by a decrease in the average balance of time deposits of $573.1 million. The reduction of these higher costing deposits contributed to the lower average cost of interest-bearing deposits. Additionally, the average balance of FHLB borrowings decreased $211.3 million from September 30, 2021 and is the result of the repayment of $157.0 million in borrowings during the fourth quarter of 2021 and $100.0 million during the second quarter of 2022.

Net Interest Margin and Interest Rate Spread. Net interest margin was 3.19% for the three months ended September 30, 2022, up 36 basis points from 2.83% for the same period in 2021. The interest rate spread was 3.01% for the three months ended September 30, 2022, up 27 basis points from 2.74% for the same period in 2021. Our net interest margin and interest rate spread for the three months ended September 30, 2022 were positively impacted by increasing market interest rates as the yield on average interest-earning assets increased 56 basis points while the cost of average interest-earning liabilities increased 29 basis points.

Net interest margin was 3.06% for the nine months ended September 30, 2022, up 41 basis points from 2.65% for the same period in 2021. The interest rate spread was 2.93% for the nine months ended September 30, 2022, up 40 basis points from 2.53% for the same period in 2021. Our net interest margin and interest rate spread for the nine months ended September 30, 2022 were positively impacted by a decrease in the cost of average interest-bearing liabilities as higher interest cost of average time deposits decreased and an increase in the yield on average interest-earning assets as the yield on average interest-earning other assets increased while their average balances decreased.

Provision (Recovery) for Loan Losses. Our recovery for loan losses was $(4.4) million for the three months ended September 30, 2022, compared to a provision for loan losses of $0.4 million for the three months ended September 30, 2021. Our recovery for loan losses for the three months ended September 30, 2022 is primarily attributable to improvements in our credit quality as well as a decrease in our total loan portfolio of $96.5 million during the quarter.

Our recovery for loan losses was $(9.8) million for the nine months ended September 30, 2022, compared to a recovery for loan losses of $(2.1) million for the nine months ended September 30, 2021. Our recovery for loan losses for the nine months ended September 30, 2022 is primarily attributable to an improvement in the credit quality of our loan portfolio during the nine-month period, which includes the effects of a $35.8 million decrease of Special Mention, Substandard and Doubtful loans and the sale of higher risk commercial real estate in the third quarter of 2022, as well as a decrease in our total loan portfolio of $331.2 million from December 31, 2021, including construction loans of $56.4 million which carried a higher allocated allowance for loan loss. See “—Asset Quality” and “—Allowance for Loan Losses” for further discussion regarding our classified loans and the credit quality of our loan portfolio.

Our total allowance for loan losses decreased to $45.4 million, or 2.70% of total loans, at September 30, 2022 compared to $56.5 million, or 2.81% of total loans, at December 31, 2021.

Non-interest Income. Non-interest income information is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$124	$120	$4	3%	$351	$423	$(72)	(17)%
Gain on sale of mortgage loans held for sale	—	151	(151)	(100)%	200	619	(419)	(68)%
Unrealized losses on equity securities	(184)	(24)	(160)	N/M	(590)	(99)	(491)	N/M
Gain on sale of branch office	—	1,417	(1,417)	(100)%	—	1,417	(1,417)	(100)%
Net servicing loss	(384)	(31)	(353)	N/M	(118)	(1,369)	1,251	91%
Income on cash surrender value of bank-owned life insurance	87	325	(238)	(73)%	670	960	(290)	(30)%
Other	—	100	(100)	(100)%	586	291	295	N/M
Total non-interest income	$(357)	$2,058	$(2,415)	N/M	$1,099	$2,242	$(1,143)	(51)%

N/M - not meaningful

Non-interest income of $(0.4) million for the three months ended September 30, 2022 reflected a decrease of $2.4 million from the same period in 2021. Non-interest income of $1.1 million for the nine months ended September 30, 2022 reflected a decrease of $1.1 million from the same period in 2021. The decrease in non-interest income for the three and nine months ended September 30, 2022 is primarily attributable to the $1.4 million gain on sale of the Bellevue, Washington branch office in the third quarter of 2021. Also, during the three and nine months ended September 30, 2022, we repurchased a pool of Advantage Loan Program loans with a total outstanding principal balance of $35.2 million and $65.6 million compared to loans with a total outstanding principal balance of $6.1 million and $173.8 million during the three and nine months ended September 30, 2021, respectively. These repurchases result in higher net servicing losses in those periods which have higher repurchase volumes due to the disposition of related mortgage servicing rights. Unrealized losses on equity securities were also greater in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 due to the market interest rate environment.

Non-interest Expense. Non-interest expense information is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$9,336	$2,774	$6,562	N/M	$24,522	$19,300	$5,222	27%
Occupancy and equipment	2,112	2,395	(283)	(12)%	6,441	6,840	(399)	(6)%
Professional fees	5,756	4,024	1,732	43%	17,979	18,500	(521)	(3)%
FDIC assessments	316	417	(101)	(24)%	1,031	1,636	(605)	(37)%
Data processing	725	403	322	80%	2,292	1,189	1,103	93%
Net recovery of mortgage repurchase liability	(145)	(298)	153	51%	(670)	(963)	293	30%
Other	3,521	1,361	2,160	N/M	8,943	5,852	3,091	53%
Total non-interest expense	$21,621	$11,076	$10,545	95%	$60,538	$52,354	$8,184	16%

Non-interest expense was $21.6 million and $11.1 million for the three months ended September 30, 2022 and 2021, respectively, and $60.5 million and $52.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Salaries and employee benefits expense increased for the three and nine months ended September 30, 2022 when compared to the same periods in the prior year. In the third quarter of 2021, the Company recorded $6.5 million in the ERC, which were available under the CARES Act and resulted in a net reduction of salaries and employee benefits expense. Absent recognizing the $6.5 million ERC, salaries and benefits expense for the three and nine months ended September 30, 2021 would have been substantially higher, and thus salaries and benefits expense for the three months ended September 30, 2022 would have shown only modest increases from the three months ended September 30, 2021.

Salaries and employee benefits expense for the nine months ended September 30, 2022 benefited from the cancellation of certain deferred compensation and split dollar life insurance agreements with its controlling shareholder which resulted in the reversal of the related liabilities of $4.5 million upon surrender of a large split-dollar life program and certain BOLI policies partially offset by $0.4 million in separation costs related to the reduction in our mortgage origination staff, all of which occurred during the second quarter of 2022. Due to this reduction in mortgage origination staff, the Company experienced reduced salaries and benefits expense of $0.9 million during the third quarter of 2022. During the three and nine months ended September 30, 2022, we continued hiring employees in key positions, provided salary adjustments to employees to maintain compensation at competitive levels, and made enhancements to existing employee benefit plans, all of which had the impact of increasing salaries and benefits expense.

Professional fees for the three months ended September 30, 2022 increased $1.7 million compared to the three months ended September 30, 2021, which included a $1.4 million insurance reimbursement received in the third quarter of 2021. Absent the reimbursement, professional fees for the three months ended September 30, 2022 would have reflected a slight increase from the prior year period. Professional fees for the nine months ended September 30, 2022 declined by $0.5 million compared to the nine months ended September 30, 2021, which decline would have been greater but for the insurance reimbursements received in 2021 of $3.8 million and is attributable to the elevated professional services received in 2021 related to the Internal Review, the government investigations and regulatory initiatives.

Other non-interest expense increased during the three month and nine months ended September 30, 2022 largely due to the $1.6 million and $2.3 million fair value discounts on $35.2 million and $65.6 million of Advantage Loan Program loans repurchased in the three and nine months ended September, 30 2022, respectively. The repurchases made in 2021 had no such fair value discount as the rise in market interest rates drove the losses on loans repurchased in 2022. Additionally, the nine months ended September 30, 2022 included additional tax of $1.3 million incurred during the second quarter of 2022 related to certain BOLI policies surrendered.

Income Tax Expense. We recorded an income tax expense of $0.7 million and $6.4 million for the three and nine months ended September 30, 2022, respectively, compared to an income tax expense of $3.7 million and $6.2 million for the three and nine months ended September 30, 2021, respectively. During the second quarter of 2022, we surrendered a large split-dollar life program and a few smaller BOLI policies related to former executives and a controlling shareholder with a cash surrender value of $24.9 million. The $13.1 million increase in value over the duration of the ownership of the policies moved from non-taxable income to taxable income, resulting in a $3.6 million increase in income tax expense for the nine months ended September 30, 2022. Additionally, other than temporary differences originating in the nine months ended September 30, 2022 were the non-taxable cancellation of the split-dollar life insurance agreement and the non-deductible additional tax related to the surrender of the bank-owned life insurance policies, which together resulted in an income tax benefit of approximately $0.8 million.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and debt securities classified as available for sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022 and December 31, 2021, cash and due from banks totaled $352.4 million and $411.7 million, respectively; interest-bearing time deposits with other banks totaled $1.2 million; debt securities available for sale, which provide additional sources of liquidity, totaled $348.6 million and $308.7 million, respectively.

At September 30, 2022 and December 31, 2021, outstanding FHLB borrowings totaled $50.0 million and $150.0 million, respectively. In May 2022, we utilized our excess liquidity to repay $100.0 million in long-term fixed rate advances which the FHLB had called using the call provision. There were no amounts outstanding on lines of credit with other banks.

At September 30, 2022, we had the ability to borrow an additional $374.5 million from the FHLB, which included an available line of credit of $20 million. In addition, we have obtained standby letters of credit totaling $2.0 million, which provides credit support for certain of our obligations related to our commitment to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80 million.

Although we reduced our excess liquidity during 2021 through 2022, we believe that our existing liquidity combined with our borrowing capacity with the FHLB and our bank lines of credit, as well as the ability to obtain additional funds through brokered deposits, would allow us to manage any unexpected increase in loan demand or any unforeseen financial demand or commitment.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program loans, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. Through September 30, 2022, the Company has repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $309.0 million. During the nine months ended September 30, 2022, the Company repurchased $65.6 million of Advantage Loan Program loans. In addition, pursuant to existing agreements with such investors, the Company also agreed to repurchase an additional pool of Advantage Loan Program loans through July 2023. The aggregate unpaid principal balance of these loans was $21.4 million at September 30, 2022. At September 30, 2022, the unpaid principal balance of the previously sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our offers were accepted totaled $45.0 million, which includes loans that we have committed to repurchase. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these repurchases will reduce our liquidity.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets and involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. At September 30, 2022, we had $23.3 million in loan commitments and unused lines of credit outstanding and $24 thousand in standby letters of credit. At December 31, 2021, we had $69.4 million in loan commitments and unused lines of credit outstanding and $24 thousand in standby letters of credit.

As of September 30, 2022, time deposits due within one year were $457.4 million, or 23% of total deposits. Total time deposits at September 30, 2022 were $757.6 million, or 39% of total deposits. As of December 31, 2021, time deposits due within one year were $646.6 million, or 29% of total deposits. Total time deposits at December 31, 2021 were $891.8 million, or 39% of total deposits.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended September 30, 2022, we originated $109.6 million of loans and purchased $147.5 million of investment securities. During the nine months ended September 30, 2021, we originated $143.5 million of loans and purchased investment securities of $23.2 million. Additionally, we paid $63.5 million to the purchaser of the Bellevue, Washington branch office, the sale of which included the transfer of all deposit accounts located at the branch and all branch premises and equipment. Cash flows provided by loan payoffs totaled $442.9 million and $596.5 million during the nine months ended September 30, 2022 and 2021, respectively.

Financing activities consist primarily of activity in deposit accounts and, to a lesser extent, borrowings. We experienced a net decrease in total deposits of $310.7 million during the nine months ended September 30, 2022, from $2.3 billion at December 31, 2021. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position. During the nine months ended September 30, 2022, we repaid $135 million of borrowings with the FHLB and engaged in new borrowings with the FHLB of $35 million.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Banking regulations limit the dividends that may be paid by the Bank. Approval by regulatory authorities is required if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least adequately capitalized following the distribution. Banking regulations also limit the ability of the Bank to pay dividends under other circumstances. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of dividends to shareholders, interest expense on subordinated notes and stock repurchases. At September 30, 2022, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026 but may be redeemed by us, in whole or in part. There have been no redemptions on the subordinated notes. Interest expense on the subordinated notes was $3.4 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively. The subordinated notes had an interest rate of 7% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021, after which the subordinated notes converted to a variable interest rate of the three-month LIBOR rate plus a margin of 5.82% (8.33% at September 30, 2022). In 2017, the United Kingdom (“U.K.”) Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to September 30, 2023. Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the subordinated notes will bear interest at a rate based on the SOFR.

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

The Bank, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements for first-lien residential mortgage exposures set forth under the Basel III capital rules. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. The table below presents the Company’s and the Bank’s regulatory capital amounts and ratios applying the 100% risk weight as of September 30, 2022 and December 31, 2021 for the Company’s and Bank’s total adjusted capital to risk-weighted assets, Tier 1 (core) capital to risk-weighted assets and CET1 to risk weighted assets.

At September 30, 2022 and December 31, 2021, the Company and the Bank had met all regulatory capital requirements to which they are subject and held capital in excess of the CCB, and the Bank’s regulatory capital ratios exceeded the requirements to be considered well capitalized for all regulatory purposes. The following tables present the Company’s consolidated and the Bank’s actual and minimum required capital amounts and ratios at September 30, 2022 and December 31, 2021, applying the 100% risk weight to Advantage Loan Program loans:

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total adjusted capital to risk‑weighted assets
Consolidated	$409,170	26.21%	$124,357	8.00%	N/A	N/A
Bank	413,262	26.60	124,275	8.00	$155,344	10.00%
Tier 1 (core) capital to risk‑weighted assets
Consolidated	350,162	22.43	93,268	6.00	N/A	N/A
Bank	393,524	25.33	93,206	6.00	124,275	8.00
Common Equity Tier 1 (CET1)
Consolidated	350,162	22.43	69,951	4.50	N/A	N/A
Bank	393,524	25.33	69,905	4.50	100,974	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	350,162	14.09	99,151	4.00	N/A	N/A
Bank	393,524	15.88	99,103	4.00	123,879	5.00

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total adjusted capital to risk‑weighted assets
Consolidated	$421,732	21.24%	$158,851	8.00%	N/A	N/A
Bank	407,699	20.55	158,707	8.00	$198,384	10.00%
Tier 1 (core) capital to risk‑weighted assets
Consolidated	344,247	17.34	119,138	6.00	N/A	N/A
Bank	382,509	19.28	119,030	6.00	158,707	8.00
Common Equity Tier 1 (CET1)
Consolidated	344,247	17.34	89,354	4.50	N/A	N/A
Bank	382,509	19.28	89,273	4.50	128,950	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	344,247	11.47	120,039	4.00	N/A	N/A
Bank	382,509	12.77	119,859	4.00	149,824	5.00

In order to provide a comparable trend analysis for the Bank’s and the Company’s risk based capital ratios applying the 100% risk weight to Advantage Loan Program loans, the tables below present the regulatory capital ratios applying the 100% risk weight at December 31 for each of the past five years. At each of the year-end dates reported, the Company and the Bank had met all minimum regulatory capital requirements and applicable capital cushions to which they are subject and held capital in excess of the CCB, and the Bank would have been considered well capitalized for all regulatory purposes. The CCB requirement was phased in beginning on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until the buffer was implemented in full at 2.5% on January 1, 2019. Accordingly, the CCB at December 31, 2018 and 2017 was 1.875% and 1.25%, respectively.

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

In comparison to the above tables, the tables below present the Bank’s and the Company’s regulatory capital ratios applying the 50% risk weight to Advantage Loan Program loans at December 31 for each of the past five years, as previously reported.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning on September 30, 2022 and December 31, 2021. The table below demonstrates that we are asset sensitive at September 30, 2022 and December 31, 2021, with the asset sensitivity of our balance sheet slightly decreasing from December 31, 2021. Changes to the balance sheet mix are the primary driver of the changes to net interest income.

	At September 30,		At December 31,
	2022		2021
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
400	$91,099	6%	$89,446	6%
300	90,006	5%	89,738	7%
200	88,842	4%	89,266	6%
100	87,315	2%	86,909	3%
0	85,646		84,214
–100	82,337	(4)%	79,552	(6)%

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

The following table presents, as of September 30, 2022 and December 31, 2021, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2021 in the up-rate scenarios primarily as a result of yield curve effects on our deposit liabilities’ fair value as well as overall changes in the balance sheet mix to longer-duration assets. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings

	At September 30,		At December 31,
	2022		2021
	Economic		Economic
	Value of		Value of
Change in Interest Rates (Basis Points)	Equity	Change	Equity	Change

	(Dollars in thousands)
400	$474,636	(18)%	$490,721	0%
300	507,126	(12)%	500,308	2%
200	539,431	(7)%	506,761	3%
100	563,908	(2)%	505,676	3%
0	576,986		490,567
–100	566,289	(2)%	437,362	(11)%

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

In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to September 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. We have significant exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, the majority of which mature after December 31, 2021. Based on our transition progress to date, we have ceased originating LIBOR-based products since March 8, 2021 and began originating U.S. Treasury rate based loans after March 8, 2021. Our adjustable-rate loan products have an index-based reset feature which will continue. Pursuant to recent federal and New York State legislation, we have determined that our LIBOR-based loans and outstanding subordinated notes will convert to SOFR-based rates.

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022. Based on these evaluations, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below and as described in “Part II, Item 1A. Risk Factors,” we are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2021 Form 10-K and Forms 10-Q for the quarters ended March 31, 2022 and June 30, 2022, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

OCC Agreement

On September 27, 2022, the Company entered into a Consent Order with the OCC, resolving the OCC Investigation. Pursuant to the Consent Order, the Bank paid a civil money penalty of $6 million, which has been applied against the Company’s previously accrued liability for contingent losses. The Consent Order represents a full and final settlement of the OCC Investigation with respect to the Bank. Concurrent with the Consent Order, the OCC notified the Bank that the OCC Agreement was terminated, which primarily related to certain aspects of the Bank’s BSA/AML compliance program and the Bank’s credit administration.

Cahnman v. Allen, et al.

On July 28, 2020, we received the Shareholder Demand brought by Raymond Cahnman, a purported shareholder, set forth in a demand letter that was later reflected in a shareholder derivative complaint that was filed against us and certain of our current and former directors, styled Cahnman v. Allen, et al., No. 2:22-cv-10124 (E.D. Mich.). On January 21, 2022, we entered into the Settlement, of which the court granted final approval on September 29, 2022. Pursuant to the Settlement, we agreed to adopt and implement the Corporate Governance Enhancements, many of which were already in progress and have now been completed, and pay attorneys’ fees and expenses in the amount of $650 thousand in exchange for the release of all defendants from all alleged claims therein. The Settlement provides customary releases of certain individuals and entities, including the current board of directors and certain former board members, and reserves for our board of directors the exclusive right to continue to evaluate and pursue claims against non-released individuals based on their conduct concerning, related to, or arising from the matters raised in the Shareholder Demand. Reimbursement of the $650 thousand due under the Settlement was paid by our insurance carriers under applicable insurance policies during the fourth quarter of 2022.

Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al.

On October 7, 2022, the Company and the Bank commenced an action against the Bank’s founder and controlling shareholder, and other nominal defendants, in the United States District Court for the Eastern District of Michigan styled Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al., No. 2:22-cv-12398-SFC-DRG (E.D. Mich.). The complaint alleges that Mr. Seligman breached his fiduciary duties to the Company and the Bank by, among other actions and inactions, using his controlling position to develop and direct the Bank’s now-discontinued Advantage Loan Program to advance his own interests and unjustly enrich himself at the expense of the Company, the Bank and the Company’s minority shareholders. The complaint seeks to recover compensatory and other damages, disgorgement of certain monies and injunctive relief. There is no assurance that we will be successful in any final adjudication of this case, that any remedy would be adequate in the event we are successful in the adjudication or that we would achieve an acceptable settlement.

Scott J. Seligman vs. Sterling Bancorp, Inc.

On November 3, 2022, Mr. Seligman commenced an action against the Company in the Oakland County Business Court styled Scott J. Seligman v. Sterling Bancorp, Inc., No. 2:22-cv-12660-MAG-DRG (E.D. Mich.). The complaint alleges that Mr. Seligman is entitled to the advancement and reimbursement of all attorneys’ fees and other expenses incurred in connection with the complaint filed against him by the Company and the Bank as well as the certain government investigations involving the Company and the Bank, including investigations by the DOJ and OCC related to the Advantage Loan Program. The Company and the Bank have filed a motion with the Oakland County Business Court to have the case removed to the U.S. District Court for the Eastern District of Michigan. The Company intends to vigorously defend this and any related actions.

ITEM 1A. RISK FACTORS

Except as described herein, there are no material changes from the risk factors as disclosed in the Company’s 2021 Form 10-K and Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

We expect to suspend the origination of residential loans as our third-party vendor for residential loan origination, Promontory MortgagePath, is ceasing to do business.

During the second quarter of 2022, we outsourced our residential loan origination function to Promontory MortgagePath, which provides community banks with an outsourced residential lending service for mortgage loan production. In November 2022, Promontory MortgagePath advised the Company of its intent to cease conducting business. Promontory MortgagePath and the Company will continue to accept loan applications through November 30, 2022, and will use commercially reasonable efforts to evaluate and originate pending loan applications by February 28, 2023. At that time, we will suspend the origination of residential loans pending further evaluation of our alternatives, which may include discontinuing the origination of residential loans. However, we may purchase residential loans from the secondary market in the future. As a result of the suspension of the origination of residential loans and our decision earlier this year to discontinue the origination of construction loans, we expect the size of our balance sheet to continue to decline as loan repayments are received.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended September 30, 2022, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended September 30, 2022, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
July 1 - 31, 2022	268	$5.89	—	$19,568,117
August 1 - 31, 2022	—	—	—	19,568,117
September 1 - 30, 2022	1,031	5.95	—	19,568,117
Total	1,299	$5.94	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended September 30, 2022.
(2)	In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At September 30, 2022, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1	Consent Order, dated September 27, 2022		8-K	N/A	10.1	9/27/2022

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS**	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

Date: November 14, 2022		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)