Form 10-K
period 2022-12-31
Sterling Bancorp, Inc.
filed 2023-03-16
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2022, based on last sale price as reported on the NASDAQ Stock Market on that date, was approximately $ 89.3 million.

At February 28, 2023, 50,834,602 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2023 Annual Meeting of the Shareholders, to be filed within 120 days of December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STERLING BANCORP, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would “ and “annualized,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

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

Risks Related to the Advantage Loan Program

●	The results of investigations of us by the U.S. Department of Justice (the “DOJ”) and the SEC
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the termination of our Advantage Loan Program
●	Potential claims for advancement and indemnification from certain directors and officers related to the governmental investigations and potential litigation against us or counterclaims by our controlling shareholder

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Board of Governors of the Federal Reserve System (the “FRB”)
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government
●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the coronavirus disease 2019 (“COVID-19”) pandemic
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the qualified thrift lender (“QTL”) test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking and securities laws and regulations and their application by our regulators and the Community Reinvestment Act (the “CRA”) and fair lending laws
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuation of the London Interbank Offered Rate (“LIBOR”)

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for loan losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above and elsewhere in this Annual Report on Form 10-K, as well as the items set forth under “Item 1A. Risk Factors.”

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a unitary savings and loan holding company incorporated in 1989 and headquartered in Southfield, Michigan. Our primary business is the operation of our wholly-owned subsidiary, Sterling Bank, through which we have historically originated residential and commercial real estate loans, construction loans, commercial lines of credit and other consumer loans and provided deposit products, consisting primarily of checking, savings and term certificate accounts.

Sterling Bank has 28 branches, including 20 branches in the San Francisco area, six in greater Los Angeles, one branch in New York City and our headquarters branch in Michigan.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense (general and administrative expense) and income tax expense. Non-interest income includes service charges and fees; net gain on sales of loans and securities; mortgage servicing fee income, net; income from company-owned life insurance, and other non-interest income. General and administrative expense consists of salaries and employee benefits expense; occupancy and equipment expense; federal deposit insurance assessments; data processing expense; professional fees; and other non-interest expenses. Our net income is also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Our Strategy

Our historical lending strategy had been to offer a range of loan products in the residential and commercial real estate markets, primarily in California. The majority of our loan portfolio consists of residential real estate mortgages, with the remainder consisting of commercial real estate loans, construction loans, and commercial lines of credit.

Over the past three years, we have been cooperating with formal investigations by the Office of the Comptroller of the Currency (the “OCC”), DOJ and SEC related to a previous residential loan product referred to as the Advantage Loan Program. Although we discontinued originating loans under the Advantage Loan Program over three years ago, we continued to originate residential real estate loans, primarily conforming loans, for portfolio or for sale to the secondary market, albeit at a significantly reduced volume.

During 2022, we entered into a Consent Order with the OCC, that resolved the OCC’s investigation, and the OCC terminated the OCC Agreement, which marked the completion of certain remediation requirements. During 2022, we also settled a shareholder derivative action filed against us, under which we agreed to adopt and implement substantial corporate governance reforms, many of which were already underway at the time. We also improved our credit profile and metrics through the sale of several pools of loans.

On March 15, 2023, the Company entered into a Plea Agreement (the “Plea Agreement”) with the DOJ, resolving the DOJ’s investigation of the Bank and the Company relating to the Bank’s former residential loan product, marketed as the Advantage Loan Program, and related matters. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. The Plea Agreement remains subject to final court approval. Although the Company and the Bank remain under investigation by the SEC related to the Advantage Loan Program, the Company currently believes that the SEC’s investigation will not result in an enforcement action against the Company. See “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program—Pending government investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences that could adversely affect our financial condition and future operating results.”

With the resolution of the DOJ investigation in the first quarter of 2023, it may be possible for us to begin to project a viable growth plan. However, the current rising interest rate and inflationary environment also practically limits the few opportunities we have for meaningful loan production. Compounding our loan growth challenges, our service provider to whom we outsourced our residential loan origination function in 2022 exited the business, and we are actively exploring a replacement provider. Accordingly, for 2023 we remain focused on our efforts to de-risk our balance sheet, including maintaining our focus on credit quality, and exploring alternative sources of loan production and purchasing additional loan pools.

Subsidiaries

In addition to the Bank, the Company has one subsidiary, which is inactive.

OUR BUSINESS

Lending Activities

One- to-Four Family Residential Loans. The origination of mortgage loans to enable borrowers to purchase or refinance existing homes historically was our most significant loan origination activity and such loans continue to comprise the largest portion of our loan portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Historically, our most significant product was our Advantage Loan Program, but as a result of the termination of the Advantage Loan Program at the end of 2019, our total residential loan production continues to be significantly below historical levels. Nevertheless, this former loan product—one-, three-, five- or seven-year adjustable-rate mortgages that required down payments of at least 35%—continues to be the largest portion of our gross loans, comprising 63% of our residential loans at December 31, 2022. An internal review of this program indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation, which led to the termination of the program. For additional information related to the risks of the Advantage Loan Program, see “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program.”

To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2022, we had repurchased such loans with an aggregate principal balance of $309.1 million and had outstanding commitments to repurchase an additional $21.3 million through July 2025. At December 31, 2022, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties, including loans subject to binding repurchase commitments, totaled $43.3 million.

Our residential lending program has recently been suspended since our third-party residential lending service provider to whom we outsourced this function announced its intention to cease conducting business in November 2022, and we are currently evaluating alternative service providers. Until such time as we enter into an agreement with a replacement provider, we have suspended the origination of residential loans, and pending further evaluation of our alternatives, we may discontinue the origination of residential mortgage loans.

Among the residential loan products, we expect to continue to offer are our tenant-in-common, or TIC loans, which are similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two- to six-unit residential buildings and a large amount of condominium conversions. Through our TIC loan program, we lend to owners of individual units within the building based on their relative ownership share. Our TIC loans generally consist of three-, five- and seven-year adjustable-rate mortgages, with an average balance of approximately $525,000 and total outstanding loans of $450.7 million as of December 31, 2022. We also expect to continue to offer conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages at the Federal Housing Finance Agency limits for those markets where we originate loans. The bulk of our conforming mortgage loans are originated with the intent to sell, after which we typically retain the servicing rights to these loans. In addition, we have a jumbo loan program for residential real estate loans of up to $2.5 million, for which we offer both fixed and adjustable rates. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Interest rates on our adjustable-rate loans originated prior to March 8, 2021 adjust to a rate typically equal to 350 to 450 basis points above the one-year LIBOR, and those that were originated after March 8, 2021 adjust to a rate based on the U.S. Treasury one-year constant maturity Treasury rates. Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, currently expected on June 30, 2023, we have determined that our LIBOR-based loans will convert to rates based on the Secured Overnight Financing Rate (“SOFR”). For further discussion, see “Item 1A. Risk Factors—Risks Related to Interest Rates—Uncertainty relating to the LIBOR discontinuation and replacement may adversely affect our results of operations.”

Across our residential portfolio, our loan-to-value ratio (defined as current loan amount compared to appraised value at the time of loan origination) was 52% as of December 31, 2022. For discussion regarding risks particular to our residential real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit—Changes in economic conditions, including continued inflation and the possibility of a recession, could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.”

Commercial Loans. We offer a variety of commercial loan products, consisting primarily of commercial real estate loans, construction loans and commercial lines of credit. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we endeavor to secure personal guarantees on each loan we underwrite.

Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by hotels, office, industrial, retail, multifamily and mixed-use properties. We focus on projects within or contiguous to our branch footprint, focusing on borrowers with income-producing properties, strong cash flow characteristics and strong collateral profiles. At December 31, 2022, approximately 63% of our commercial real estate loan portfolio consisted of adjustable-rate loans with an average reset of 31 months. Our loan-to-value policy limits are 75% for commercial real estate loans. At December 31, 2022 and 2021, commercial real estate loans totaled $223.2 million and $254.9 million, respectively, of which $1.5 million and $2.1 million, respectively, were secured by owner occupied properties. The remainder of our commercial real estate loan portfolio is secured by hotels and office, industrial, retail, multifamily and mixed-use properties, where 36% of our commercial real estate loans are for multifamily properties. For discussion regarding the risks particular to our commercial real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit—Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operation and financial condition.”

Construction Loans. We previously originated construction loans. We continue to have $44.5 million of construction loans on our balance sheet at December 31, 2022, which are comprised primarily of residential construction, commercial construction and mixed-use development loans. Interest reserves are generally established on construction loans. These loans were typically based on the prime rate of interest and had maturities of up to 36 months. Prior to December 2020, our loan-to-value policy limits were 80% for commercial construction loans and 65% for land loans, but in December 2020, we reduced these limits to 70% and 40%, respectively. For discussion regarding the risks particular to our construction loans, see “Item 1A. Risk Factors—Risks Related to Credit—Our construction loans are subject to a variety of risks that may adversely impact our results of operation and financial condition.”

Commercial Lines of Credit. We also offer commercial lines of credit to businesses and individuals for business purposes. These lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and other assets. The total commercial lines of credit portfolio totaled $1.4 million and $0.4 million at December 31, 2022 and 2021, respectively.

Investment Portfolio

As of December 31, 2022, the fair value of our investment portfolio totaled $348.2 million, with an average effective yield of 2.41%, and the estimated duration on the fixed income portion of our investment portfolio (fair value of $343.6 million) is 2.74 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, be responsive to cash needs and assist in managing interest rate risk. As of December 31, 2022, 48% of our investment portfolio consists of U.S. treasuries and agency notes, with the balance in mortgage-backed securities, collateralized mortgage and debt obligations and equity securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity.

Our investment policy is reviewed at least annually by our board of directors. Overall investment goals are established by our board, Chief Executive Officer, Chief Financial Officer and members of our Asset and Liability Committee (“ALCO”). Our board of directors has delegated the responsibility of monitoring our investment activities to our management and ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our Chief Financial Officer. We actively monitor our investments on an ongoing basis to identify any material changes in the securities.

Deposits

We offer traditional depository products, including checking, savings, money market, individual retirement accounts and certificates of deposits, to individuals and businesses throughout our market areas. Our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to statutory limits. We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We seek to grow our deposits through use of competitive rates, a focused marketing campaign, and multi-product clubs in which we offer varying benefits depending on the overall relationship with the customer. Our bankers are incentivized to acquire and maintain quality, core deposits as we depend on deposits to fund the majority of our loans. Brokered deposits are obtained when needed to build liquidity at favorable rates.

Market Area

The primary markets in which we operate are San Francisco and greater Los Angeles, and our 26-branch network in these areas is our core distribution channel. In addition, we have one branch in New York City and our headquarters branch in Southfield, Michigan. We strive to take advantage of our core footprint and deep-rooted relationships to target local customers with a diversified product offering. Our local branch network enables us to gather deposits, promote the Sterling brand and customer loyalty, originate loans and other products and maintain relationships with our customers through regular community involvement.

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

HUMAN CAPITAL RESOURCES

Overview

We continue to focus on initiatives to enhance the employee experience through a variety of measures to engage employees and promote a culture of integrity, inclusion and growth. In 2022, we underwent the implementation of a new human resources information system, launched employee engagement surveys, and introduced our core competencies to all employees. We continue towards building a culture of engagement that promotes giving back to the communities we serve, our shareholders and employees. Management values the collaborative relationships and teamwork that exist at the Bank.

As of December 31, 2022, we had a total of 270 full time and five part time employees, located predominately in California, Michigan and New York. During the second quarter of 2022, we reduced our workforce by 35 full-time-equivalent employees in connection with the outsourcing of our residential loan origination function. Our employees are not represented by a collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Culture and Engagement

We continue our efforts in supporting our employees and providing them with an enhanced employee experience that celebrates them, their accomplishments and the good they do within our Sterling community. Employees are encouraged to volunteer in their communities and are provided paid time off each year to do so. In recent years, we have repositioned our human capital efforts and expanded the human resources team to provide more support for employees, culture and engagement initiatives. The Company launched its first employee engagement survey in June 2022 that allows employees to provide feedback confidentially to a third party on employee voice and belonging, culture and job satisfaction in order to measure and increase employee engagement. In 2022, 84% of our employees participated in these surveys.

In 2022, we also introduced core competencies to our employees as these core competencies will be embedded in performance and recognition initiatives. Our core competencies of Integrity, Inclusion, Continuous Learning and Synergy were developed to further support our culture.

Diversity, Equity, Inclusion and Belonging

As of December 31, 2022, 56% of employees were female, and 64% identified within an ethnically diverse group. In the group of employees at the level of assistant vice president or higher, 49% were female and 56% identified within an ethnically diverse group. We continue to promote diversity, equity, inclusion and belonging within our culture as is reflected in our core competencies under Inclusion. We are committed to providing a workplace that is free of harassment and discrimination by taking proactive measures and providing all employees with non-discrimination and sexual harassment prevention training on an annual basis. We continue to support and provide diversity training to all employees to increase cultural competency and collaboration.

Talent Acquisition, Retention and Development

It is our goal to attract, retain and develop employees and provide opportunities for growth. We restructured our recruitment practices to be more inclusive and developed a new promotion and internal recruitment process. In 2022, we added a Talent Acquisition team to our Human Resource function, which was tasked with reviewing and updating recruitment practices. In addition, we added a Human Resource Business Partner team that was responsible with guiding management through the employee journey from recruitment through separation. Our goal is to make all who interact with us as an applicant, candidate and new employee feel welcomed and appreciated.

We understand that our ability to retain employees leads to the retention of customers and allows us to build strong relationships based on trust, so we continue to invest in the professional development of our employees. Our customers depend on the capabilities and knowledge of our employees which is why we have been investing in the growth of our team. For further discussion regarding retention of our employees, see “Item 1A. Risk Factors—Other Risks Related to Our Business—Our future success depends on our ability to identify, attract and retain key employees and other qualified personnel.”

We strive to offer competitive pay, benefits and services to meet the needs of our employees. In 2022, we added to our Total Rewards team, who oversees all compensation related practices, policies and programs and provides oversight to our defined and discretionary incentive practices. Compensation and benefits include bonuses and incentives, restricted stock and stock options, health benefits, a 401(k) plan with an employer contribution in stock of the Company, financial education and counseling, partial tuition reimbursement, wellness initiatives (including programs designed to help our employees meet their health goals) and paid time off. We continue to offer over 600 technical and professional development courses and educational reimbursement for approved external training opportunities.

Response to the COVID-19 Pandemic

It has now been almost three years since the COVID-19 pandemic impacted the world, and we continue with our efforts to provide the safest working conditions for all employees. We continue to offer a flexible environment in which we offer in office, hybrid work schedules and fully remote work schedules to our employees based on business operation needs and required job duties. We remain fluid in our return to the office protocols due to the changing conditions caused by the COVID-19 virus and continue to monitor the landscape of infectious diseases to ensure the safety of our employees to the best intent possible.

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

In addition, we must comply with significant anti-money laundering (“AML”) and anti-terrorism laws and regulations, the CRA and regulations implemented thereunder, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to expand our branch network or acquire other financial institutions.

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

Capital Requirements. Federal regulations require Sterling Bancorp and Sterling Bank to meet several minimum capital standards under the risk-based capital rules implemented by the federal banking agencies pursuant to the Dodd-Frank Act. In general, subject to certain exceptions as discussed further below, minimum capital standards include a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets ratio of 8.0%, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0%.

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

The Bank, after consultation with the OCC, determined during 2022 that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements for first-lien residential mortgage exposure set forth under the Basel III capital rules. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. The new risk weighting was applied as of December 31, 2021.

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

Effective as of January 1, 2020, a final rule published by the federal banking agencies introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the community bank leverage ratio (the “CBLR”) framework), as provided by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”). The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under prompt corrective action regulations and will not be required to report or calculate risk-based capital. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank is a qualifying community bank organization and has elected to opt into the CBLR framework, effective as of January 1, 2023.

As discussed above, by opting into the CBLR framework, we will not be required to meet minimum standards under the risk-based capital rules implemented by the federal banking agencies pursuant to the Dodd-Frank Act. Instead, maintaining a Tier 1 leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements. Tier 1 leverage ratio is defined as Tier 1 capital to average total consolidated assets ratio. At December 31, 2022, the Company and the Bank met Tier 1 leverage ratio greater than 9.0% and would have met the CBLR requirement had it been applicable at that date.

At December 31, 2022, the Company and the Bank met all regulatory capital requirements to which they are subject, including the minimum capital ratios and CCB requirement summarized above.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of December 31, 2022, the Bank was in compliance with the loans-to-one borrower limitations.

QTL Test. Federal law requires savings associations to meet a QTL test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily multifamily and residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the QTL test is subject to certain operating restrictions, including a prohibition against dividends, and the Dodd-Frank Act also specifies that failing the QTL test is a violation of law that could result in an enforcement action and dividend limitations. At December 31, 2022, the Bank satisfied the QTL test.

Capital Distributions. Federal regulations impose limitations on capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution under various circumstances, including, for example, if the savings bank’s total capital distributions for the applicable calendar year exceed the sum of its net income for that year to date plus its retained net income for the preceding two years; the savings bank would not be at least adequately capitalized or otherwise would not remain an “eligible savings association” under applicable OCC regulations following the distribution; or the distribution would violate any applicable law, regulation or agreement with, or order or notice approved by, the OCC.

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

As a result of the COVID-19 pandemic, the federal banking agencies revised the definition of “eligible retained income” to provide banking organizations subject to the capital rules with greater flexibility with which to manage capital levels in the event of disruptions in economic conditions. As amended, “eligible retained income” is defined as the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters. Despite this more relaxed definition, banking organizations are still expected to manage their capital actions and liquidity risk prudently and in a safe and sound manner.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the Consumer Financial Protection Bureau (the “CFPB”), the Department of Housing and Urban Development (“HUD”) and other regulators. Under the fair lending laws, a lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Pursuant to a Memorandum of Understanding entered into by the DOJ and CFPB, the agencies have agreed to share information and coordinate investigations and have also generally committed to strengthen their coordination efforts, including in respect of fair lending investigations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

On May 5, 2022, the FRB, FDIC, and OCC issued a joint notice of proposed rulemaking to revise the regulations implementing CRA. Under the proposal, the agencies would evaluate bank performance across the varied activities they conduct and communities in which they operate, and tailor CRA evaluations and data collection according to bank size and type. Further, the agencies would also emphasize smaller value loans and investments that can have high impact and be more responsive to the needs of low- and moderate-income communities and would update CRA assessment areas to include activities associated with online and mobile banking, branchless banking, and hybrid models. Additionally, the proposal would adopt a metrics-based approach to CRA evaluations of retail lending and community development financing, including public benchmarks, and clarify eligible CRA activities, such as affordable housing, that are focused on low and moderate income, underserved, and rural communities. The prospects and timing for the adoption by the agencies of a final rule are not certain at this time.

ATR/QM Rules. The CFPB’s ability-to-repay (“ATR”) and qualified mortgage (“QM”) rules require, in connection with the origination of residential real estate loans within its scope, that a mortgage lender must make a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. Among other requirements, a creditor must verify the information on which it bases its repayment ability determination by using reasonably reliable, written third-party records. These rules prohibit creditors, such as Sterling Bank, from extending residential real estate loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential real estate loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a residential real estate loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments or a term exceeding 30 years. In addition, to be a QM loan, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency). Further, the Economic Growth Act created a new category of QMs presumed to satisfy ability-to-repay requirements of the ATR/QM rules under for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets, including the Bank.

Our residential real estate loans originated under our TIC program and our former Advantage Loan Program are not QMs, as our underwriting processes for those programs do not follow applicable regulatory guidance required for such qualification; however, our remaining conforming residential real estate loans originated in 2021 and 2022 were QMs.

On December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict 43 percent debt-to-income threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the annual percentage rate exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of seasoned QMs for loans that satisfy a 3-year seasoning period and meet certain other performance requirements. Seasoned loans qualify for a safe harbor under the ATR/QM rule. Compliance with the first final rule is mandatory as of October 1, 2022. The second final rule applies to covered transactions for which institutions receive an application after the compliance date for the first final rule. See “Item 1A. Risk Factors––Risks Related to Our Highly Regulated Industry––The Company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and priorities.”

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

A bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an “insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O. The aggregate amount of a bank’s loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks. Aggregate loans by a bank to its insiders and insiders’ related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, such as education loans and certain residential mortgages, a bank’s loans to its executive officers, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any loan to an insider or a related interest of an insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if the loan, when aggregated with any existing loans to that insider or the insider’s related interests, would exceed the lesser of $500,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must (i) be made on substantially the same terms as and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with unaffiliated persons and that do not present more than a normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sterling Bank’s capital. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all institution-affiliated parties, including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive, formal agreement (such as the agreement described below) or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances. As discussed above under “Item 1. Business—General” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Bank entered into the OCC Agreement on June 18, 2019 and was under formal investigation. Further, on September 27, 2022, the Bank was assessed a $6 million civil money penalty by the OCC with regard to the Bank’s credit underwriting processes and Bank Secrecy Act (“BSA”) and AML laws and regulations (“BSA/AML”) compliance controls relating to its Advantage Loan Program, resolving the OCC’s investigation of the Bank. In connection with such assessment, the OCC determined that the Bank had implemented all corrective actions required by OCC Agreement, and as a result, such agreement was terminated.

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

As discussed in greater detail below under “—Government and Regulatory Responses to the COVID-19 Pandemic,” the COVID-19 pandemic in the United States and the federal and state government responses to the COVID-19 pandemic impacted the Company’s operations and its risk management and safety and soundness regulations in several respects. In accordance with supervisory expectations, the Bank took a variety of actions to work with and assist customers in meeting their financial needs throughout the COVID-19 pandemic. The Company expects to see the accommodations it made in response to the COVID-19 pandemic reduced or phased out, including tightening of some credit terms, reduction of fee waivers, and other actions. The timing of these adjustments and their financial impact on the Bank are uncertain at this time.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to FRB approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. Among other things, banks may establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

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

At December 31, 2022, Sterling Bank’s capital ratios met the requirements to be considered well capitalized. As discussed in “Capital Requirements” section above, a qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under prompt corrective action regulations and will not be required to report or calculate risk-based capital. Under the CBLR framework, which each of Sterling Bancorp and Sterling Bank has elected to adopt as of January 1, 2023, a Tier 1 leverage ratio of greater than 9.0%, calculated on a consolidated basis, will be considered to have met the well capitalized ratio requirements applicable to each entity.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. However, on October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

Any significant increase in deposit insurance assessments would have an adverse effect on the operating expenses and results of operations of Sterling Bank. We cannot predict what assessment rates will be in the future.

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

A final rule adopted by the FDIC on December 15, 2020 sought to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of deposit broker; (2) the identification of a number of business relationships in which the agent or nominee of the depositor is not deemed to be a “deposit broker” because the primary purpose of the agent or nominee is not the placement of funds with depository institutions; (3) the establishment of a more transparent application process for entities that seek to rely upon a “primary purpose” exception, but do not qualify as one of the enumerated business relationships to which the exception is deemed to apply; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one bank is not considered a deposit broker. Additionally, as mandated by the Economic Growth Act, the FDIC’s final rule includes a limited exception for reciprocal deposits for banks that are well rated and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC). Under the limited exception, qualified banks are able to except from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks). Full compliance with this final rule was required as of January 1, 2022. Under the amended brokered deposits regulation, the range of activities viewed as deposit brokerage has been modified, which could have an impact on the Bank’s deposit premiums, capital and liquidity risk management planning and regulatory monitoring and reporting obligations.

Supervisory Assessments. OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations. The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the OCC. On December 1, 2020, due to increased operating efficiencies, the OCC announced that it will reduce the rates in all fee schedules by 3 percent for the 2021 calendar year. This reduction is in addition to the OCC’s final rule issued on June 22, 2020, which reduced the assessments paid to the OCC on September 30, 2020 in response to the impact of the COVID-19 pandemic. On December 1, 2021, the OCC published its assessment rates for the 2022 calendar year, maintaining the rates from 2021. On December 1, 2022, the OCC published its assessment rates for the 2023 calendar year, reducing the rates in the general assessment fee schedule and maintaining assessment rates from 2022 for the independent trust and independent credit card fee schedules. Specifically, the general assessment schedule for 2023 includes reductions in assessment rates of 40% for all banks on their first $200 million in balance sheet assets and 20% for all banks on balance sheet assets above $200 million and up to $20 billion.

Data Privacy and Cybersecurity. We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under the privacy protection provisions of the Gramm-Leach-Bliley Act and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

Certain states have adopted cybersecurity and data privacy laws and regulations may expose the Company to risk and result in certain risk management costs. Notably, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020 and was amended on November 1, 2020 by a ballot initiative titled the California Privacy Rights Act (“CPRA”), gives California residents the right to request access to personal information we have collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of personal information, and the right not to be discriminated against for exercising these rights. The CCPA also created a private right of action with statutory damages for data security breaches, thereby increasing potential liability associated with a data breach, which has triggered a number of class actions against other companies since January 1, 2020. The CPRA both modified the CCPA substantially through amendments that will take effect on January 1, 2023, and created the California Privacy Protection Agency, a government agency with the authority to issue regulations and guidance and to enforce the CCPA. The California Privacy Protection Agency has issued proposed rules which would implement the CPRA but has not yet made them final or stated when final rules are likely to be enacted. Although the CPRA expanded the scope of the CCPA, it did not alter the CCPA’s exemption for financial institutions with respect to personal information that is protected under the Gramm-Leach-Bliley Act or the Fair Credit Reporting Act, which means the CCPA will not apply to our practices with respect to personal information of customers seeking or obtaining products for personal, family, or household purposes. Although Sterling Bank may enjoy several fairly broad exemptions from the CCPA’s privacy requirements, those exemptions do not extend to the private right of action for a data security breach or requirements to protect employee and business-to-business (B2B) data. These CCPA exemptions expired on January 1, 2023. The CCPA, including any amendments thereto or final regulations implemented thereunder, as well as other similar federal and state data privacy laws and regulations, may require the establishment by Sterling Bank of certain regulatory compliance and risk management controls. Further, on October 25, 2022, the New York State Department of Financial Services (“NYDFS”) issued a proposed rule that would, among other things, amend its cybersecurity regulation to create new tiers of regulated entities with tailored regulatory requirements, establish enhanced governance requirements, and require additional cybersecurity controls. Although the NYDFS cybersecurity regulation is not directly applicable to the Bank, the Bank’s Flushing, New York branch generally is subject to the requirements of New York law.

In addition, Congress and federal regulatory agencies may enact similar laws, or promulgate regulations, that could create new individual privacy rights and impose increased obligations on companies handling personal data. On November 23, 2021, the federal banking agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator promptly, and no later than 36 hours after, the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meanings attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which they provide services “as soon as possible” after determining that they have experienced any incident that materially disrupts, degrades, or is reasonably likely to disrupt or degrade, covered services provided to a bank for four or more hours. The final rule was effective on April 1, 2022, and banks and their service providers were required to comply with the rule by May 1, 2022.

BSA/AML Regulation, USA PATRIOT Act and National Defense Authorization Act. The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and to file timely reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other AML requirements. The federal banking agencies and the Financial Crimes Enforcement Network (“FinCEN”) are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the DOJ, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the sanctions programs administered by the Office of Foreign Assets Control.

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

On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. On September 29, 2022, FinCEN issued final regulation implementing the amendments with respect to beneficial ownership. We expect to incur transition and ongoing costs to comply with the amendments.

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

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. On March 30, 2022 and December 2, 2022, the FDIC and FRB issued their own proposed principles, respectively, for climate risk management by larger banking organizations. Although these risk management principles, if adopted as proposed, would not apply to the Bank directly based upon our current size, the regulators have indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. In the interim, the Federal Reserve announced on September 29, 2022 that six of the largest U.S. banking organizations will participate in a climate scenario analysis program in order to assess the resilience of such organizations under various hypothetical scenarios involving climate-related, economic and financial variables. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks. For example, in September 2022, a sweeping package of 40 bills was signed into law in California aimed at reducing air pollution, oil consumption, fossil fuel use in buildings and transportation, and refinery pollution, while creating millions of new jobs and saving the state billions of dollars by avoiding the damages of pollution. In addition, several bills were signed into law in New York related to, among other things, a zero-emission vehicle mandate for school buses and the state’s fleet, addressing legal and regulatory barriers to utilities’ development of thermal energy networks, and requiring the New York State Department of Environmental Conservation to conduct a study on the impacts of the urban heat island on disadvantaged communities. In April 2022, Michigan’s Department of the Environment, Great Lakes, and Energy released the final MI Healthy Climate Plan, which includes recommendations related to environmental justice, electric vehicle infrastructure, decarbonization of homes and businesses, clean innovation hubs, and protection of the state’s land and water. Furthermore, the attorneys general of California, New York and Michigan all joined a coalition of 19 attorneys general in supporting the SEC’s Proposed Rules for The Enhancement and Standardization of the Climate-Related Disclosure for Investors File No. S7-10-22. State-level legislative initiatives such as those mentioned above may require us to expend capital to conform to any requirements that apply to us.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (or “clawback”) provisions of the Dodd-Frank Act. The final rules direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities law and to disclose their clawback policies and their actions under those policies. The Nasdaq has submitted its proposed clawback policy listing standards to the SEC. It is anticipated that most registrants will have until late 2023 or early 2024 to adopt and implement the policies required by the final regulation.

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

Government and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic caused extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions taken to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including mandates from the bank regulatory agencies requiring financial institutions to work constructively with borrowers affected by COVID-19. Many of these actions were temporary and have expired; however, certain aspects of the regulatory framework that were modified as a result of the pandemic remain in effect. For example, in response to the pandemic, the Federal Reserve implemented an interim final rule allowing banks to suspend enforcement of the six-transfer limit on convenient transfers from savings deposits under Regulation D in order to permit customers to make an unlimited number of convenient transfers and withdrawals amid pandemic-related financial disruptions and uncertainty. This amendment since has been adopted on a permanent basis.

Congress took significant action to address economic disruptions caused by the COVID-19 pandemic, including by enacting the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, as discussed further below, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”). In addition, the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, also have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. As noted above, the bank regulatory agencies have given adequate flexibility to financial institutions who work with borrowers affected by COVID-19 and indicated that they would not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue to assist those borrowers impacted by COVID-19.

Other Regulations

Interest and other charges collected or contracted for by Sterling Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act of 1975 (“HMDA”), requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves. Notably, the Economic Growth Act exempted banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act; governing disclosure of information about deposit accounts to customers;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Sterling Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as Check 21), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Sterling Bank is a member of the FHLB system, which consists of 11 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis and was in compliance with this requirement at December 31, 2022. Based on redemption provisions of the FHLB of Indianapolis, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Indianapolis stock. As of December 31, 2022, no impairment has been recognized.

Business Continuity Management

The Company is required to implement and maintain business continuity and disaster recovery plans to ensure its resilience and continued operations in the event of significant business disruptions related to cybersecurity events, natural disasters and other potentially catastrophic events. Such plans are intended to be aligned with banking organizations’ risk profiles and roles within the overall financial services sector. Plans must contain proactive measures to safeguard banking organizations’ employees, customers and products and establish response procedures in the event of significant business disruptions.The Federal Financial Institution Examination Council (the “FFIEC”) (comprising the FRB, the FDIC, the OCC, the National Credit Union Administration and the CFPB) updated its business continuity planning guidance in response to the COVID-19 pandemic to include additional considerations related to pandemic planning. The guidance identifies actions beyond a traditional business continuity planning that should be taken to address certain unique challenges posed by pandemics. Specifically, a financial institution’s planning should provide for, among other things; a preventative program (including monitoring of potential outbreaks, educating employees, providing appropriate hygiene training and tools, and coordinating with critical service providers); a documented strategy that provides for scaling the institution’s pandemic efforts to be consistent with the effects of a particular stage of a pandemic outbreak; a comprehensive framework of facilities, systems, or procedures that provide the firm with the capability to continue critical operations during prolonged staff shortages; and a testing program to ensure that the planning practices and capabilities are effective and will allow critical operations to continue.

LIBOR Discontinuation

The Company has entered into certain financial contracts that utilize the soon-to-be-discontinued LIBOR. On July 1, 2020, the FFIEC published guidance for financial institutions on the supervisory, risk management and planning considerations relating to the transition away from LIBOR as a reference rate for a variety of financial contracts. On November 30, 2020, the federal banking agencies published a joint statement on the LIBOR transition in which the agencies expressed their view that any financial institution which enters into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. Accordingly, the banking agencies encouraged institutions to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The joint statement also provided that financial contracts entered into before December 31, 2021 should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. In accordance with recent developments and the interagency guidance described above, the Bank has ceased using LIBOR for new originations on March 8, 2021 and began originating loans based on the U.S. Treasury one-year constant maturity Treasury rates thereafter; however, the Company’s adjustable-rate loan products that are LIBOR-indexed currently continue to reset based on LIBOR. On April 6, 2021, legislation was adopted in New York State that provides for the use of a statutory replacement for U.S. dollar LIBOR in certain New York law legacy contracts. On March 15, 2022, the Consolidated Appropriations Act of 2022, among other things, provided for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. Regulations implementing this legislation were enacted by the FRB in a final rule on December 16, 2022. Pursuant to the new federal legislation as well as the New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the Company’s subordinated notes and our LIBOR-based loans will bear interest at a rate based on SOFR. For further discussion related to LIBOR transition, see “Item 1A. Risk Factors––Risks Related to Interest Rates––Uncertainty relating to the LIBOR discontinuation and replacement may adversely affect our results of operations.”

Holding Company Regulation

Sterling Bancorp is a unitary thrift holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Sterling Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Sterling Bancorp.

As a unitary thrift holding company, Sterling Bancorp’s activities are limited to those activities permissible by law for financial holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the “BHCA”), insurance and underwriting equity securities.

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

In order for Sterling Bancorp to be regulated as a unitary thrift holding company by the FRB, rather than as a bank holding company, Sterling Bank must qualify as a QTL under federal regulations or satisfy the domestic building and loan association test under the Internal Revenue Code. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12-month period. At December 31, 2022, Sterling Bank maintained 86% of its portfolio assets in qualified thrift investments and was in compliance with the QTL requirement.

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

Following the July 2021 Executive Order calling for increased competition in the U.S. marketplace, the Federal Trade Commission (“FTC”) and DOJ are more closely scrutinizing proposed mergers and acquisitions (“M&A”), including within the financial services industry, that have the potential to limit competition. In addition, on March 25, 2022, the FDIC issued a request for public comment on the effectiveness of the existing framework for evaluating bank M&A transactions under the Federal Deposit Insurance Act. The OCC is considering conditioning approval of large bank mergers on “actions and credible commitments,” which would result in mergers of large banking organizations being subject to similar requirements as those applicable to Global Systemically Important Banks (or “G-SIBs”). Further, the Federal Trade Commission (“FTC”) and the DOJ announced in January 2022 a joint public inquiry aimed at strengthening the agencies’ enforcement against mergers that would violate the federal antitrust laws. As a result, the FTC and DOJ are believed to be more closely evaluating proposed mergers and acquisitions, including within the financial services sector, that have the potential to limit competition. The timing and prospects for the formal adoption by the federal banking agencies of modified regulatory standards for the evaluation of bank mergers and acquisitions is uncertain at this time. For additional information, see “Item 1A. Risk Factors—Risks Related to Our Highly Regulated Industry—Recent actions by the U.S. Government regarding competition in the financial services and technology sectors may adversely impact our business.”

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates). We qualified as an emerging growth company from our initial public offering in 2017 until December 31, 2022, when we no longer qualified due to the passage of the 5-year period since the initial public offering.

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

The Bank has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation that is focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. During 2021, the DOJ charged by criminal information the former managing director of residential lending and senior loan officer of the Bank and two other former loan officers with conspiracy to commit bank and wire fraud in connection with the Advantage Loan Program, and each individual has pled guilty to that charge. The criminal information and plea agreement with respect to the former managing director of residential lending asserts that the individual acted with the knowledge and encouragement of certain former members of senior management. The Bank and the Company are fully cooperating with the DOJ investigation. On March 15, 2023, the Company entered into the Plea Agreement with the DOJ, resolving the DOJ’s investigation. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. The Plea Agreement remains subject to final court approval. Based in part on the estimated financial impact of the DOJ resolution, we substantially increased our liability for contingent losses as of December 31, 2022.

In addition, the Company remains under a formal investigation initiated by the SEC in the first quarter of 2021. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Bank and the Company are fully cooperating with the SEC investigation.

Although the Company and the Bank continue to remain under investigation by the SEC, we currently believe that the SEC’s investigation will not result in an enforcement action against the Company. However, there can be no assurance that (i) we will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigation or any future investigations; or (ii) such losses will not have a material impact on our business, financial condition or results of operations. Adverse findings in these investigations could also result in additional regulatory scrutiny, constraints on the Bank’s business or other formal enforcement action. Such adverse findings could also have collateral consequences for the Company and the Bank, such as creating breaches of representation in certain third party agreements and loss of eligibility to participate in certain government programs and programs of government sponsored entities. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business. In addition, management’s time and resources have been and will continue to be diverted to address the existing and any future government investigations and any related litigation, and we have incurred, and expect to continue to incur, significant legal and other costs and expenses in our defense of the investigations.

The termination of our Advantage Loan Program has materially and adversely affected our results of operations and will continue to do so.

Our termination of the Advantage Loan Program over three years ago eliminated the single largest source of loan originations and has yet to be replaced due to the government investigations as well as the remediation of regulatory compliance issues substantially completed in the second half of 2022. While the Company will continue to work on initiatives to diversify its overall loan production and to review new residential loan products, the implementation of any new loan products takes time and may be subject to the prior review and approval of applicable bank regulatory authorities. We therefore have experienced, and expect to continue to experience, adverse effects on our residential loan production. In addition, repayments from our loan portfolio will need to continue to be invested in lower yielding assets until new loan programs can commence. Accordingly, we expect that the termination of the Advantage Loan Program will continue to materially and adversely affect our results of operations.

We are subject to claims from individuals for advancement of expenses and indemnification related to the government investigations related to the Advantage Loan Program.

We and various individuals have been subject to several governmental investigations arising from the Advantage Loan Program and other government agencies also may request information or conduct investigations into the Advantage Loan Program and related matters. As these matters have proceeded or concluded, as applicable, over the past three years, we have received claims from current and former directors, officers and employees, as well as from our controlling shareholder, Scott J. Seligman, for the advancement or reimbursement of legal fees under applicable provisions of the Company’s and the Bank’s respective charters and bylaws, as well as pursuant to applicable law. In some instances, we have determined that advancement and indemnification is not consistent with applicable law and have denied those requests. To the extent the government investigations continue and involve the cooperation of individuals entitled to advancement and indemnification, we are likely to continue to receive and pay such claims in accordance with our legal obligations. To the extent such payments are not reimbursed to us by our insurance carriers under applicable polices of directors and officers insurance, such payments may have a material adverse impact on our financial condition and results of operation. Further, the officers and directors that we have not deemed eligible for advancement and indemnification may commence legal action against us seeking such advancement and indemnification, and several have threatened to do so. Should such actions commence, there is no assurance that we would be successful in any defense thereof, and such actions, if ultimately successful, may have a material adverse impact on our financial condition and results of operation.

We are involved in litigation against the Company’s controlling shareholder, Scott J. Seligman, and related family trusts.

In October 2022, the Company and the Bank commenced an action against the Bank’s controlling shareholder, Scott J. Seligman, alleging a breach of fiduciary duties to the Company and the Bank by using his position to develop and direct the now-terminated Advantage Loan Program to advance his own interests and unjustly enrich himself at the expense of the Company, the Bank, and the Company’s minority shareholders. Mr. Seligman retaliated by commencing an action against the Company in November 2022, which he voluntarily withdrew in January 2023 without prejudice, meaning he may bring such action at a later date, a direct action or counterclaim in the current action by the Company. Mr. Seligman has filed a motion to dismiss the Company’s action in which he threatens possible counterclaims. Accordingly, should Mr. Seligman commence litigation against the Company or proceed with counterclaims, we may incur additional significant legal fees in connection with such matter. In addition, there is no assurance that we would be successful in pursuing our claims against Mr. Seligman or that we will be successful in the defense of any claims by Mr. Seligman.

Risks Related to the Economy and Financial Markets

As a business operating in the financial services industry, our business, financial condition and results of operations may be adversely affected in numerous and complex ways by weak economic conditions and fiscal and monetary policies and regulations of the federal government and the FRB.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation or elevated inflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed or inflated prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by, among other factors, elevated inflation, significant increases in interest rates that occurred over the past twelve months, supply chain disruptions, a sensitive and evolving labor market and market volatility resulting from a variety of contributing factors, such as the ongoing military invasion of Ukraine by Russian forces and the related economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Notably, our net income and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the federal discount rate and changes in banks’ reserve requirements against bank deposits. For more information regarding the FRB’s increases of the target federal funds rate, see “—Risks Related to Interest Rates—Future changes in interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.” These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. The FRB reduced the pace of its open market purchases as well as monitoring interest rates in light of elevated inflation, labor market conditions and public health considerations, among other things. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

In addition, the tightening of the FRB’s monetary policies, including repeated, aggressive increases in the target range for the federal funds rate and the conclusion of the FRB’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output in 2023. Any such economic downturn may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. The OCC recently reported that although residential real estate values have continued to rise in many markets, the rate of appreciation has slowed in recent quarters. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while commercial real estate values have returned to pre-pandemic levels in several markets, such values have declined 13% over the past twelve months. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

Recent bank failures may cause disruptions to the economy and the U.S. banking system.

In March 2023, two large banks were closed and placed into receivership with the FDIC. Although we were not directly affected by these bank failures, this news caused depositors to withdraw or attempt to withdraw their funds from these and other financial institutions as well as caused the stock prices of many financial institutions, including Sterling, to become volatile, some extremely so. The failure of these banks appears to be primary attributable to the combined impacts of the prevailing interest rate and inflationary environments, the concentration of credit risk associated with the industries of certain borrowers (primarily the technology industry), large percentages of the institutions’ deposit bases being uninsured, and a lack of excess liquidity at these institutions due to significant market value reductions to their available for sale and held to maturity investment securities portfolios from the rising interest rate environment. In response to these failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the two failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equityholders of such institutions exposed to losses. In addition, the FRB announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. It is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of these recent events, we face the potential for reputational risk, deposit outflows and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit of $31.4 trillion have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. The U.S. Department of Treasury projected that the U.S. government’s debt limit of $31.4 trillion would be reached in January 2023 and advised Congress that the U.S. Department of Treasury would need to take extraordinary measures to prevent default if such limit was reached; since then, the U.S. Department of Treasury has implemented a debt issuance suspension and curtailed its investment in certain governmental funds in response to the lack of legislation enacted to raise the U.S. government’s debt limit. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a similar downgrade by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

The economic disruptions created by the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business and results of operations.

The COVID-19 pandemic created extensive disruptions to U.S. and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments took unprecedented actions to respond to such disruptions, including by enacting fiscal stimulus and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. The widespread availability of multiple COVID-19 vaccines and boosters has helped to curtail rates of infection in many parts of the United States, mitigating many of the adverse social and economic effects of the pandemic. However, vaccination rates in many geographies have been lower than anticipated and the emergence of novel variants of COVID-19, as well as other viruses that largely were not present in many geographies for an extended period of time due to COVID-19-related activity restrictions, have complicated the efforts of the medical community and federal, state and local governments to manage the social and economic disruptions caused by the pandemic.

Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry. In addition, the spread of COVID-19 also has caused us to modify our business practices, including curtailing employee travel, changing employee work locations and cancelling physical participation in meetings, events and conferences. We have many employees working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Our ability to attract and retain employees may also be affected by the COVID-19 pandemic, including changing workforce concerns, expectations, practices and preferences (including remote work), and increasing labor shortages and competition for labor, which could increase labor costs. Our goal is, to the extent possible, to continue to provide the safest working conditions for all of our employees.

Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe, specifically the Russian military invasion of Ukraine, could have a negative impact on our business, financial condition and results of operations

We may experience negative impacts to our businesses and results of operations as a result of macroeconomic and geopolitical challenges, uncertainties and volatility occurring across the globe. For instance, the military invasion of Ukraine by Russian forces has created instability in that region and has escalated tensions between Russia and the United States and across Europe. In response to the actions taken by Russia, the United States has imposed, and is likely to continue to impose, significant financial and economic sanctions and export controls against certain Russian organizations and individuals, with similar actions being taken by the European Union, the United Kingdom and other jurisdictions.

The actions taken by Russia in Ukraine, and any further measures that may be taken by the United States or its allies in response to such actions, have had and could continue to have certain negative impacts on global and regional financial markets and economic conditions. The United States has banned Russian imports of oil, natural gas and coal and other jurisdictions have taken, or are contemplating taking, similar actions. These dynamics have placed additional upward pressure on fuel and energy prices, which already were rising based on factors including a return to pre-pandemic levels of consumption and insufficient global production to match increasing demand. In addition, Ukraine’s ability to function as a significant supplier of commodities-including wheat, neon and platinum-used in the production of key energy, food and industrial outputs has been limited by Russia’s actions and has caused global prices in certain markets to fluctuate. The military invasion of Ukraine by Russian forces has been more protracted than expected and, as a result, global financial conditions were volatile throughout 2022. These developments have amplified existing economic uncertainty and have impacted rates of inflation, and corresponding economic conditions, experienced across the globe. For additional information, see “—Risks Related to Interest Rates—Increasing interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.”

Further, the military invasion of Ukraine by Russian forces may impact our risk exposure in other areas, most notably our cybersecurity risk. The U.S. Government has warned institutions operating in critical sectors, such as the financial services sector, of the potential for Russia to engage in malicious cyber activities in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia. Institutions that provide critical services, including all members of the financial sector such as the Company and the Bank, have been encouraged by the Administration and their supervisors to enhance cyber-defense systems and take steps to further secure their data in anticipation of potential malicious cyber activity by the Russian government or other Russian actors.

Each of the developments described above, or any combination of them, could adversely affect our businesses, financial condition and results of operations.

Changes in the economic and political relations between the U.S. and China may adversely impact our business, results of operations, and financial condition.

Economic trade and political tensions between the U.S. and China pose a risk to our business and customers. A substantial number of our customers have economic and cultural ties to China and are likely to feel the effects of adverse economic and political conditions in China, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. U.S. and global economic and trade policies, military tensions and unfavorable global economic conditions may adversely impact the Chinese economy. As a result, we may experience a decrease in the demand for our financial products, a deterioration in the credit quality of the loans extended to customers affected by the foregoing circumstances, changes in loan repayment speeds or increased deposit outflows, any of which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Credit

Changes in economic conditions, including continued inflation and the possibility of a recession, could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.

Our loan portfolio includes primarily real estate secured loans, demand for which may decrease and delinquencies of which may increase during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, an increase in interest rates and a slowdown in housing. Significant ongoing financial risk continues to affect economic conditions in the United States as a whole and in the markets that we serve. The OCC has recently reported that, although Gross Domestic Product has rebounded in the United States during the third quarter of 2022, it is expected to decline modestly over the first half of 2023 and recession risks remain elevated due to factors including continued elevated levels of inflation and the corresponding upward pressure on interest rates. As a result, we could experience higher delinquencies and loan charge offs, as well as increases in nonaccrual loans and troubled debt restructurings, which would reduce our net income and adversely affect our financial condition. In addition, a decline in real estate values as a result of adverse developments in the markets we serve could reduce the value of the real estate collateral securing our real estate loans, which could cause some of our real estate loans to be inadequately collateralized or affect our ability to sell such collateral upon foreclosure without a loss or additional losses. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our net income and adversely affect our financial condition.

Our concentration in residential real estate loans exposes us to risks.

At December 31, 2022 and 2021, one-to-four family residential real estate loans amounted to $1.4 billion and $1.7 billion, or 84% and 83%, respectively, of our total gross loans, and we intend to continue this type of lending in the foreseeable future. Our nonperforming residential real estate loans decreased from $54.3 million at December 31, 2021 to $35.6 million at December 31, 2022. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. For example, in our residential lending markets in California, the current unemployment rate is higher than the national average. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of an economic downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Such declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a risk of loss if we sought to recover on defaulted loans by selling the real estate collateral.

Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operation and financial condition.

At December 31, 2022, our commercial real estate loans totaled $223.2 million, or 13% of our total gross loans. Commercial real estate loans generally have more risk than residential real estate loans and generally have a larger average size compared to other types of loans, so losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations or other events not under the control of the borrower. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Moreover, as of August 2, 2022, the OCC, together with the FDIC and the National Credit Union Administration, has proposed a new policy statement addressing prudent commercial real estate loan accommodations, changes in accounting principles, and revisions and additions to commercial real estate loan workouts, which, if adopted, may require us to re-evaluate our commercial real estate credit underwriting and servicing practices and related accounting processes, and therefore could affect our business in this area.

Our construction loans are subject to a variety of risks that may adversely impact our results of operation and financial condition.

At December 31, 2022, our construction loans totaled $44.5 million, or 3% of our total gross loans. In addition to the risks generally applicable to commercial real estate loans, the risks inherent in construction lending include, among other things, the possibility that contractors may fail to complete—or complete on an untimely basis—construction of the relevant properties, substantial cost overruns in excess of original estimates and financing, market deterioration during construction and lack of permanent take-out financing of presold properties. Loans secured by such properties also involve additional risk because of the relatively limited operating history available for them. For these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow or sale proceeds to be generated by the completed project. To compete for construction loans, in prior years we generally originated loans where the borrowers’ relative investment and value-at-risk in an underlying construction project were either at our policy limits for such exposures or constituted approved exceptions to these limits. As a result, changes in the expected value of a completed project may reduce those borrowers’ economic incentives to complete a delayed construction project expediently. With many commercial construction projects requiring an extended time to market in the current environment, some of our borrowers may exhaust their liquidity. While we seek personal or affiliate guarantees for construction loans to provide alternative sources of repayment in the event that a project underperforms or fails to be completed, our assessments of guarantors’ financial capacity to support repayment of these loans in light of their other commitments may not be correct, and guarantors’ wealth and liquidity may be correlated with borrowers’ business or economic conditions generally, which could make these guarantees less valuable as loan collateral when most needed.

A substantial majority of our loans and operations are in California, and therefore our business is particularly vulnerable to a downturn in the local economies in which we operate.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco and Los Angeles areas. As of December 31, 2022, approximately 82% of our loan portfolio was based in California with concentrations in the San Francisco and Los Angeles areas of 54% and 28%, respectively. If the local California economies, and particularly local real estate markets, decline, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Similarly, catastrophic natural events such as earthquakes or wildfires could have a disproportionate effect on our financial condition. More, an ongoing financial slowdown within the technology industry may pose unique financial hardships to the San Francisco Bay Area due to industry concentration in the region, thus impacting the overall regional economy. As a result of this lack of geographic diversification in our loan portfolio, a downturn in the local economies generally and in real estate markets specifically could significantly reduce our profitability and growth and have a material adverse effect on our financial condition.

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

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and subsequent Accounting Standards Updates to Topic 326, which replaces the current incurred loss model for recognizing credit losses with an expected loss model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the current incurred loss model, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of the allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. Management is in the process of determining the impact of the adoption of the CECL model on the Company’s financial condition, results of operations, liquidity and regulatory capital ratios. While the Company does not expect that the adoption of the CECL model will result in a material cumulative-effect adjustment to retained earnings as of January 1, 2023, the beginning of the first reporting period in which the new standard is effective, the ultimate impact may change as we finalize our implementation controls and processes.

Risks Related to Our Highly Regulated Industry

Our business is limited by the highly regulated environment in which we operate and could be adversely affected by the extensive laws and regulations that govern our activities, operations, corporate governance and accounting principles, or changes in any of them.

As a unitary thrift holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal agencies that govern almost all aspects of our operations. These laws and regulations, among other things, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF and the overall financial stability of the United States. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

Failure to satisfy the QTL test may subject us to regulatory enforcement actions and restrict our ability to pay dividends.

As a federal savings bank, the Bank must satisfy the QTL test. Under the QTL test, the Bank is required to maintain at least 65% of its portfolio assets (that is, total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain qualified thrift investments (primarily mortgage loans secured by one-to-four family and multifamily residential properties and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. A savings association that fails the QTL test immediately will be prohibited from: (1) making any new investment or engaging in any new activity not permissible for a national bank, (2) paying dividends, unless such payment would be permissible for a national bank, is necessary to meet the obligations of a company that controls the savings association, and is specifically approved by the OCC and the FRB, and (3) establishing any new branch office in a location not permissible for a national bank in the association’s home state. A savings association that fails to meet the QTL test is deemed to have violated the Home Owners’ Loan Act and, as discussed further below, may be subject to OCC enforcement action. In addition, if a savings association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank.

The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2022, the Bank satisfied the QTL test. However, if our commercial portfolio continues to grow and we are unable to replace the lost residential loan production resulting from the termination of our Advantage Loan Program, we may fail to maintain our QTL status in future periods. In such event, we could be forced to buy mortgage-backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting the Bank’s savings bank charter to a commercial bank charter. Absent such strategies, if we fail to satisfy the QTL test, we could become subject to regulatory enforcement actions and our ability to pay dividends may be severely restricted.

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

Under the current Administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. Of note, the Director of the CFPB has indicated that the CFPB will prioritize enforcement of the Equal Credit Opportunity Act (“ECOA”), as implemented by the CFPB’s Regulation B, which prohibits discrimination in any aspect of a credit transaction. To that end, on March 16, 2022, the CFPB revised its Supervision and Examination Manual to explicitly incorporate anti-discrimination considerations in respect of evaluations of potential unfair, deceptive, or abusive acts and practices (“UDAAPs”). Although the Supervision and Examination Manual is not applicable to the Bank due to its asset size, the CFPB’s action represents not only a continuation of the agency’s commitment to a more aggressive enforcement approach, but also a shift in supervision and examination policy and procedure that may result in the commencement of enforcement actions against financial institutions involving a broader range of cited violations of the federal consumer financial laws and expanded allegations of UDAAPs. In addition, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB has taken action to constrain “pay-to-pay” fees and has announced a rulemaking proceeding on credit card late fees. On October 26, 2022, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees.

There is likely no immediate impact arising from this shift in enforcement policy and regulatory guidance from the CFPB because the Bank has suspended the origination of residential loans. However, should the Bank recommence residential lending, the CFPB’s policies and guidance would likely increase the Bank’s compliance costs or result in additional compliance risk.

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

In order to be a well capitalized depository institution under the regulatory capital rules, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a CCB consisting of common equity Tier 1 capital. Further, qualifying community banking organizations may elect to utilize the CBLR framework, which provides a simplified measure of capital adequacy. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. The Company and the Bank have each elected to comply with the CBLR framework, effective as of January 1, 2023. Although we will benefit from this election in terms of our ability to add a variety of assets to our consolidated balance sheet without the need to evaluate the highly complicated regulatory risk weight weighting system, we may be required to maintain an overall higher capital base, potentially limiting our future total growth opportunities.

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

Democrats assumed control of the U.S. House of Representatives and the U.S. Senate in 2021. With control of the White House and both chambers of Congress, Democrats were able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry, which includes Sterling Bancorp and the Bank. With Republicans assuming control of the U.S. House of Representatives in 2023, congressional oversight will likely be prominent in Congress. Congressional committees with jurisdiction over the financial services sector have pursued oversight in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social and Governance or “ESG” matters, improving competition in the banking sector and increasing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets and overseeing the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation under the current Congress are unclear at this time.

Moreover, the turnover of the Administration has resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, the Commodity Futures Trading Commission, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including Sterling Bancorp and the Bank, cannot be predicted at this time.

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

The FRB or OCC may require us to commit capital resources to support the Bank.

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

Recent actions by the U.S. Government regarding competition in the financial services and technology sectors may adversely impact our business.

On July 9, 2021, an Executive Order on Promoting Competition in the American Economy (the “Executive Order”) was issued. Among other initiatives, the Executive Order (i) encourages the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act of 1956, as amended, and the Bank Merger Act and, within 180 days of the date of the Executive Order, adopt a plan for revitalization of such practices; and (ii) directs the CFPB to commence or continue a rulemaking to facilitate the portability of consumer financial transaction data for the purpose of providing consumers with greater flexibility in switching financial institutions and using innovative financial products. In addition, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. Any enhanced regulatory scrutiny of bank mergers and acquisitions and the revision of the framework for merger application review may adversely affect the marketplace for such transactions. Any such enhanced scrutiny or new rules that possibly limit the size of financial institutions may adversely impact certain strategic alternatives that may be available to us, including possibly combining with a larger financial institution.

With regard to CFPB rulemaking activity addressing financial transaction data portability, on October 27, 2022 the CFPB published an outline of proposals and alternatives under consideration for a formal rulemaking. The scope, requirements and impact of any such rulemaking on the conduct of our customers also cannot be predicted. However, the adoption of any such rule could result in increased volatility of consumer accounts and expose the Company to additional operational, strategic, regulatory and compliance risks.

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

Our strategy for future growth relies in part on growth in the communities we serve and our ability to develop relationships in particular locations, and we expect to continue to face strong competition from competitors in all of our markets. In addition, our competitors may seek to benefit from the recent negative publicity surrounding our termination of the Advantage Loan Program and target our customers. If we fail to compete effectively against our competitors, we may be unable to expand our market share in our existing markets, and we may be unable to retain our existing market share in key growth markets or in those markets in which we have traditionally had a strong presence. Failure to protect our market share on a regional level or to grow our market share in key growth markets and product categories could have a material adverse effect on our overall market share and on our profitability.

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

We may face significant pricing pressure and may experience a negative effect on our net interest margin as we compete for QM loans. Should competition over the type of loans we underwrite increase, our profitability could be materially and adversely affected.

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

Financial products and services have become increasingly technologically driven. Our ability to meet the needs of our customers competitively and introduce new products in a cost-efficient manner is dependent on the ability to keep pace with technological advances, to invest in new technology as it becomes available, establish and implement adequate risk management processes related to new technology and to obtain and maintain related essential personnel. Many of our competitors have already implemented critical technologies and have greater resources to invest in technology than we do and may be better equipped to market new technologically driven products and services. In addition, we may not have the same ability to rapidly respond to technological innovations as our competitors do. Furthermore, the introduction of new technologies and products by financial technology companies and financial technology platforms, including the potential utilization of blockchain technology to provide alternative high speed payment systems, may adversely affect our ability to obtain new customers and successfully grow our business. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. For example, in recent years, the OCC has begun to accept applications from financial technology companies to become special purpose national banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for residential mortgage and other loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce our net interest margin and create financial risk for financial institutions like ours. Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the mortgage loan or the underlying mortgages of the mortgage-backed security were originated, seasonal factors, demographic variables, prevailing market interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. In a rising interest rate environment, prepayment rates tend to decrease and, therefore, the yield earned on our existing mortgage-related assets will remain constant instead of increasing. This would adversely affect our net interest margin and, therefore, our net interest income.

The interest we earn on our assets is primarily from our residential real estate loans, which comprises 84% of our total gross loans at December 31, 2022 and 71% of the interest earned from all of our interest-earning assets for the year ended December 31, 2022.

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years; however, across our loan portfolio, interest rates and payments generally adjust annually after a one-, three-, five- or seven-year initial fixed period. At December 31, 2022, 98% of our residential real estate loan portfolio and 94% of our total loan portfolio were adjustable-rate loans. To that end, 63% of our adjustable-rate residential real estate loans’ repricing dates are currently scheduled to occur within the next 12 months, 30% after 12 months and up to 60 months, and 7% thereafter. That is, in addition to the risk that the demand for residential mortgage and other loans may be reduced in an environment where interest rates are rising, our existing loan portfolio may be locked into an interest rate that is less than the prevailing market rates in an increasing interest rate environment. This likewise creates reinvestment risk, as we may not be able to originate or purchase loans fast enough for our entire loan portfolio to keep up with prevailing interest rates. To help address the impact of the COVID-19 pandemic on the economy and financial markets, in March 2020 the Federal Open Market Committee (“FOMC”) reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year Treasury notes declined to historic lows. However, in January 2022, the FOMC announced that it would be slowing down its relief programs, including reducing the pace of its bond purchases, and as of February 1, 2023, after seven increases during 2022, the FOMC had raised the target range for the federal funds rate to 4.50% to 4.75%, as it believes ongoing increases in the target range will be appropriate to return inflation to 2% over time.

Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume and our overall results. We expect the operating environment to remain very challenging as the FRB continues to focus their efforts on the economy. We cannot predict future FRB actions or other factors that may cause rates to change. If we were to experience a rising interest rate environment where our cost of funds increased faster than the yields on our loan portfolio, it may adversely affect our net interest income, net interest spread and net interest margin, and may cause us to change our operating leverage model or portfolio mix to compensate. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Such changes in interest rates could materially and adversely affect our results of operations and overall profitability.

Increasing interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.

Over the past several years, the FRB’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. In response to the COVID-19 pandemic in March 2020, the FRB decreased the target federal funds rate to a range of 0.0% to 0.25% as of March 31, 2020. However, in light of elevated inflation, a strong labor market and supply chain disruptions, including to the extent each is caused by the recent military invasion of Ukraine by Russian forces and COVID-19-related lockdowns in China, the FOMC announced in March 2022 it would increase the target federal funds rate, anticipating that ongoing increases in the target range would be appropriate, as well as slowing down certain of its relief programs. Since March 2022, the FOMC has raised the target range for the federal funds rate on multiple occasions, resulting in an increase in the target range from 0.00% - 0.25% that prevailed in early March 2022 to 4.50% - 4.75% at the February 1, 2023 FOMC meeting.

The FOMC has signaled that it may temper future increases to the target range as inflation levels begin to normalize; nevertheless, increases to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In particular, accelerated interest rate increases may cause our liabilities to reprice to market rates much faster and more extensively than our assets. Our ability to reduce our interest expense may be limited at current interest rate levels, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. In addition, as the FRB increases the target federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. Such changes may adversely affect our net interest income, net interest spread and net interest margin, and may cause us to change our operating leverage model or portfolio mix to compensate.

Uncertainty relating to the LIBOR discontinuation and replacement may adversely affect our results of operations.

LIBOR has historically been the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR permanently ceased to publish certain LIBOR settings on January 1, 2022 and will cease to publish the overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR settings on July 1, 2023. Accordingly, the FCA stopped persuading, or compelling, banks to submit to LIBOR after 2021. To that end, the FRB, the OCC and the FDIC encouraged banks to cease entering into new contracts that reference LIBOR by December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts.

On April 6, 2021, legislation was adopted in New York State that provides for the use of a statutory replacement for U.S. dollar LIBOR in certain New York law legacy contracts. On March 15, 2022, the Consolidated Appropriations Act of 2022 was signed into law, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. On December 16, 2022, the FRB published a final rule identifying replacement benchmark rates based on SOFR to replace certain tenors of LIBOR in contracts subject to this legislation. The Alternative Reference Rates Committee (“ARRC”), a group of private-market participants convened by the FRB and the Federal Reserve Bank of New York (the “FRBNY”) to help ensure a successful transition from LIBOR, also selected the SOFR as an alternative to LIBOR.

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

Pursuant to the federal legislation, we have determined that our LIBOR-based loans and outstanding subordinated notes will convert to SOFR-based rates, specifically, the tenor rates in the Refinitiv U.S. dollar IBOR Consumer Cash Fallback and Refinitiv U.S. dollar Institutional Cash Fallback, respectively. We ceased originating loans referencing LIBOR on March 8, 2021 and began originating U.S. Treasury rate based loans thereafter; however, our adjustable-rate loan products that are LIBOR-indexed currently continue to reset based on LIBOR. In addition, we have established a LIBOR Task Force to review the risks associated with our LIBOR transition, including reviewing the Bank’s loan portfolios for contract remediation and preparing the Bank’s operational readiness to support rate fallback and conversion mechanisms across all loans that currently reference LIBOR, as applicable.

There can be no assurances as to whether other market participants will adopt SOFR. The discontinuation of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to us and the industry.

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

The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:

●	adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
●	adversely affect the value of our floating rate obligations, loans and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

●	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with SOFR;
●	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
●	require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on SOFR.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to the transition to SOFR-based rates. We cannot reasonably estimate the expected cost.

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits such as money market funds, we will lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Moreover, depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. In the event such restrictions on interest rates paid on deposits become applicable to us, we may need to reduce our interest rates paid on a segment of our deposits, which could result in deposit withdrawals. In addition, as of December 31, 2022, approximately 21% of our total deposits are not FDIC-insured, and a significant portion of those deposits could be withdrawn in the event of volatile economic conditions. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

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

We rely in part on advances from the FHLB and brokered deposits to fund our operations. Although we consider such sources of funds adequate for our current needs, we may need to seek additional debt or equity capital in the future to restore capital that may be depleted due to losses related to adverse results from government investigations and litigation, adverse economic conditions and other risks identified herein, as well as to fund future growth. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require regulatory approval. In addition, we currently are required to obtain the prior approval of the FRB in order for the Company to issue any new debt. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain regulatory approval, our capital base, growth strategy and future prospects could be materially and adversely impacted.

If the market for the sale of our mortgage loans to the secondary market were to significantly contract, or if purchasers were to lose confidence in the quality of our loans, our net income would be negatively affected and our ability to manage our balance sheet would be materially and adversely affected.

From time to time, we manage our liquidity and balance sheet risk by selling loans in our mortgage portfolio into the secondary market. If the market for our mortgages were to contract or our counterparties were to lose confidence in our asset quality, we would lose a key piece of our liquidity strategy and would need to find alternative means to manage our liquidity that may be less effective. In addition, in connection with residential mortgages packaged for sale in the secondary market, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2022, we had repurchased such loans with an aggregate unpaid principal balance of $309.1 million and had outstanding commitments to repurchase an additional $21.3 million through July 2025. At December 31, 2022, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties totaled $43.3 million. If we experience loan repurchase demands in excess of what we have anticipated, our liquidity, capital ratios and financial condition may be materially and adversely affected.

The debt service obligations related to our subordinated notes will reduce the funds available for other business purposes, and the terms and covenants relating thereto, and to any future indebtedness, could adversely impact our financial performance and liquidity.

We have outstanding $65.0 million in aggregate principal amount on our subordinated notes due April 15, 2026. Our subordinated notes bear interest at a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. For 2022, the average interest rate was 7.50%, and the interest rate applicable to the first interest payment period in 2023 was 9.90% at December 31, 2022. Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, currently expected in June 2023, the subordinated notes will bear interest at a rate based on SOFR. As a result of our subordinated notes, we are currently, and to the extent we incur significant debt in the future, we will be, subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations, which may increase if the benchmark rate for any of our floating rate notes increases, and the inability to refinance existing indebtedness. See Note 9—Subordinated Notes, net to our consolidated financial statements for additional information regarding the economic terms of our subordinated notes.

In addition, our subordinated notes and the related subordinated note purchase agreements contain customary covenants, which under certain circumstances place restrictions on our ability to pay dividends or make other distributions and enter into certain transactions, including acquisition activity. If we fail to satisfy one or more of the covenants under our subordinated notes, we would be in default under such notes and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all.

Other Risks Related to Our Business

Our future success depends on our ability to identify, attract and retain key employees and other qualified personnel.

We have undergone significant effort to strategically hire new employees and retain existing employees, while also continuing to explore exiting certain unproductive or ancillary activities. However, we may not be successful in retaining our key employees, or replacing contract employees or departed employees, and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience and the difficulty of finding qualified replacement personnel. We recognize that the banking industry is competitive and replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in the banking industry. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of key employees.

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

Although we have implemented and intend to continue to implement and enhance security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful in deterring or mitigating the effects of every cyberthreat that we face. In addition, advances in computer capabilities, new discoveries in the field of cryptography, quantum computing or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect client transaction data, other customer data and employee data. Any successful cyber-attack or other information security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber-attack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Company’s business, financial condition or results of operations and damage its reputation.

Cyberattacks, including those targeting critical infrastructure sectors, have become more frequent and sophisticated.

Critical infrastructure sectors, including financial services, increasingly have been the targets of cyberattacks, including attacks emanating from foreign countries such as the attack on the information technology company SolarWinds, which affected many Fortune 500 companies as well as U.S. government agencies. Cyberattacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems, and targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers are becoming more common and increasingly sophisticated and can be difficult to prevent. Reports of ransomware incidents specifically have increased in recent years and information technology software supply chain attacks, including those involving financial institutions, also have increased during this period, some of which have resulted in temporary, but impactful, disruptions to the functioning of critical infrastructure sectors or the operations of specific financial institutions. Threat actors are increasingly seeking to target vulnerabilities in software systems used by large numbers of banking organizations to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. In addition, cybersecurity risks for financial institutions have evolved as a result of the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which increases operational risk and presents the potential for additional structural vulnerabilities. In addition, the ongoing and widespread remote work environment that has resulted from the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.

Current threat trends have shown more sophisticated cyberattacks on financial systems throughout the United States, with an increase in business email compromises targeting executives in the past six months. The Bank continues to review and monitor its cybersecurity controls and processes to ensure customer and company data is secure.

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

Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date and to the best of our knowledge, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

We have operational risk associated with third-party vendors and other financial institutions.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations and could have a material adverse effect on our financial condition or results of operations and/or damage our reputation. Further, third-party vendor risk management continues to be a point of regulatory emphasis. A failure to follow applicable regulatory guidance in this area could expose us to regulatory sanctions.

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

In addition, on January 3, 2023, the FRB, FDIC and OCC issued a joint statement highlighting key risks to banking organizations arising from the cryptoasset sector, including, among other things, fraud and scam, legal custody, inaccurate or misleading representations and disclosures by cryptoasset companies, contagion and concentration, and risk management and governance. While we do not currently transact with cryptoassets or cryptoasset companies, we cannot guarantee that any of our third-party vendors or the other financial institutions with whom we engage will not transact with, or be adversely affected by or exposed to the effects of, cryptoassets or cryptoasset companies.

Any of these operational or other risks could result in our diminished ability to operate one or more of our businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention and could materially adversely affect us.

We have suspended the origination of residential loans as our third-party vendor for residential loan origination, Promontory MortgagePath, is ceasing to do business.

Beginning in the second quarter of 2022, we outsourced our residential loan origination function to Promontory MortgagePath, which provided community banks with an outsourced residential lending service for mortgage loan production. In November 2022, Promontory MortgagePath advised the Company of its intent to cease conducting business. Promontory MortgagePath and the Company continued to accept loan applications through November 30, 2022. We used commercially reasonable efforts to evaluate and originate pending loan applications by February 28, 2023. The Company is in the process of finding a new mortgage fulfillment provider. Until such time as we enter into an agreement with a replacement provider, we have suspended the origination of residential loans, and pending further evaluation of our alternatives, we may discontinue the origination of residential loans. However, we may purchase residential loans from the secondary market in the future. As a result of the suspension of the origination of residential loans and our decision earlier this year to discontinue the origination of construction loans, we expect the size of our balance sheet to continue to decline as loan repayments are received.

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

Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. Any deviation or non-adherence to these internal policies and procedures, such as the conduct leading to the termination of the Advantage Loan Program, whether intentional or unintentional, could have a detrimental effect on our management, operations or financial condition.

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

Consistent with the objectives outlined above, the leadership of each of the OCC, FRB and the U.S. Treasury Department has emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks; is in the process of enhancing supervisory expectations regarding banks’ risk management practices; and has indicated increased expectations for larger financial institutions to measure, monitor and manage climate-related risk as part of their enterprise risk management processes. The OCC currently is engaged in multiple collaborative initiatives with other governmental authorities to assess the physical and transition risk posed by climate change and the appropriate corresponding expectations for bank risk management. The OCC also has created an Office of Climate Risk and appointed a Chief Climate Risk Officer to lead it in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. To that end, in December 2021, the OCC published proposed principles for climate risk management by larger banking organizations. In March 2022 and December 2022, the FDIC and the FRB, respectively, published their own proposed principles for climate risk management by larger banking organizations. The largest banks are being encouraged by their regulators to address the climate-related risks that they face by accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, evaluating the impact of climate change on their borrowers, considering possible changes to underwriting criteria to account for climate-related risks to mortgaged properties, incorporating climate-related financial risk into their internal reporting and monitoring and escalation processes, planning for transition risk posed by the adjustments to a low-carbon economy and investing in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Further, the FRB has partnered with six of the nation’s largest banks in a pilot climate scenario analysis exercise designed to enhance the ability of supervisors and firms to measure and manage climate-related financial risks. This exercise will take place over the course of 2023. When complete, the FRB will publish insights from the pilot, including what has been learned about climate risk management practices and how insights from scenario analysis will help identify potential risks and promote risk management practices. Although these requirements would not apply to a banking organization of our size, our regulators generally will expect us to enhance our internal control and risk management programs and processes. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would expect to experience increased compliance costs and other compliance-related risks.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global community has increased its political and social awareness surrounding the issue and have entered into international agreements in an attempt to reduce global temperatures such as the Paris Agreement, which the United States re-joined as of February 19, 2021. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Such measures may also result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require the Company to upend significant capital and incur compliance, operating, maintenance and remediation costs. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact and present certain unique risks to us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Adverse conditions internationally could adversely affect our customers and business.

Many of our customers are recent immigrants or foreign nationals. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the economies in which our customers have family or business ties. A significant deterioration of economic conditions internationally, and in Asia in particular, could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. In addition, foreign currency restrictions, particularly on the movement of cash from abroad, could adversely affect many of our customers, including with respect to their ability to repay loans. Adverse economic conditions abroad, and in China or Taiwan in particular, may also negatively impact the profitability and liquidity of our customers with ties to these regions.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses, legal contingencies and litigation accruals and the fair value of financial instruments. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided or reduce the carrying value of an asset measured at fair value. Any of these could have a material adverse effect on our business, financial condition or results of operations.

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

We are no longer an “emerging growth company,” and therefore we are no longer eligible for reduced reporting requirements applicable to emerging growth companies.

It has been five years since our initial public offering of our common stock in 2017, and we are no longer eligible for the reduced disclosure requirements afforded to “emerging growth companies” under the JOBS Act. Emerging growth companies may take advantage of exemptions from various reporting requirements that are otherwise applicable to other public companies that are not emerging growth companies. As such, we are now required to, among other things, receive an attestation report from our independent registered public accounting firm as to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, submit certain executive compensation matters to stockholder advisory votes, and comply with more stringent executive compensation disclosure requirements. As a result, we are no longer able to take advantage of any cost savings opportunities available to emerging growth companies under the JOBS Act. Although we did not previously elect many of the opportunities for reduced disclosure afforded to us, we cannot predict or estimate the amount or timing of additional costs we may incur to comply with these incremental requirements. Notwithstanding the foregoing, we remain a “smaller reporting company” and continue to be eligible for the reduced disclosure requirements afforded to smaller reporting companies.

Risks Related to Governance Matters

The Seligman family, directly and through the family’s trusts, has influenced and has the ability to continue to influence our operations and to control the outcome of matters submitted for shareholder approval and may have interests that differ from those of our other shareholders.

Scott J. Seligman and others of his family were the original founders of the Bank, and Mr. Seligman has had a variety of senior roles and positions over the course of many years. Prior to 2000, he served as a member of the Bank’s board and as chief executive officer of the Bank. After 2000 and through December 31, 2019, he served as a consulting director to the board of the Bank and retained the title of vice president of the Company. In these roles, Mr. Seligman participated in the conduct of the affairs of the Bank and had a significant influence over the Bank’s operations. In addition, Mr. Seligman previously caused the Bank to engage in various transactions with other Seligman-controlled businesses. Mr. Seligman resigned from his positions as consulting director to the board of the Bank and as vice president of the Company effective December 31, 2019.

Trustees of the trusts established by and for the benefit of Scott J. Seligman have voting and dispositive power over approximately 47% of our common stock, effectively giving such trusts and Mr. Seligman control over the outcome of the shareholder votes on most matters. The trustee of the trusts created by Sandra Seligman has voting and dispositive power over approximately 18% of our common stock, and Seth Meltzer has voting and dispositive power, individually or through trust, over approximately 3% of our common stock. Minority stockholders, therefore, cannot decide the outcome of a stockholder vote without the support of any of Scott J. Seligman, Sandra Seligman, and/or Seth Meltzer.

Certain provisions of our corporate governance documents and Michigan law could discourage, delay or prevent a merger or acquisition at a premium price.

Our second amended and restated articles of incorporation contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors. These include provisions that, among other things:

●	permit the board to issue up to 10 million shares of preferred stock, with any rights, preferences and privileges as they may determine (including the right to approve an acquisition or other change in control);
●	provide that the authorized number of directors may be fixed only by the board in accordance with our second amended and restated bylaws;
●	do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares entitled to vote in any election of directors to elect all of the directors standing for election);
●	provide that all vacancies and newly created directorships may be filled by the affirmative vote of at least 80% of directors then in office, even if less than a quorum;
●	prohibit removal of directors without cause;
●	prohibit shareholders from calling special meetings of shareholders;
●	require unanimous consent for shareholders to take action by written consent without approval of the action by our board;
●	provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing and also comply with specified requirements related to the form and content of a shareholder’s notice;
●	require at least 80% supermajority shareholder approval to alter, amend or repeal certain provisions of our third amended and restated articles of incorporation; and

●	require at least 80% supermajority shareholder approval in order for shareholders to adopt, amend or repeal certain provisions of our second amended and restated bylaws.

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

The exclusive forum provision in our second amended and restated bylaws could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our second amended and restated bylaws provides that the courts of the State of Michigan located in Oakland County and the U.S. District for the Eastern District of Michigan shall be the sole and exclusive forum for (i) any action or proceeding brought on our behalf, (ii) any derivative action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Michigan Business Corporation Act (as it may be amended from time to time), or (iv) any action asserting a claim against us governed by the State of Michigan’s internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and consented to the provisions of our second amended and restated articles of incorporation described above. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our second amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

Sterling Bancorp, Inc. is a separate and distinct legal entity from the Bank that receives substantially all of its revenue through the Bank. Dividends from the Bank are the principal source of funds used by Sterling Bancorp, Inc. to pay cash dividends and interest on our subordinated notes. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations and contractual restrictions, at both Sterling Bancorp, Inc. and the Bank and on a consolidated basis, and any other factors that our board of directors may deem relevant, and we can provide no assurance that we will pay any dividends to our shareholders in the future. The Bank is required to seek the non-objection of the FRB to pay dividends to the Company and, under certain circumstances, may be required to obtain the prior approval of the OCC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings, except as set forth or incorporated by reference below, that are considered other than routine legal proceedings. The Company believes that the ultimate dispositions or resolutions of its routine legal proceedings, in the aggregate, are immaterial to its financial position, results of operations and liquidity.

Department of Justice Investigation

The Bank has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. On March 15, 2023, the Company, entered into the Plea Agreement with the DOJ, resolving the DOJ’s investigation. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. The Plea Agreement remains subject to final court approval. Based in part on the estimated financial impact of the DOJ resolution, we substantially increased our liability for contingent losses as of December 31, 2022.

Securities and Exchange Commission Investigation

The Company remains under a formal investigation initiated by the SEC in the first quarter of 2021. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Bank and the Company are fully cooperating with the SEC investigation. Although the Company and the Bank continue to remain under investigation by the SEC, the Company currently believes that the SEC investigation will not result in an enforcement action against the Company. However, there can be no assurance that (i) the Company will not incur material losses due to damages, penalties, costs and/or expenses as a result of such investigation or any future investigations; or (ii) such losses will not have a material impact on the Company’s business, financial condition or results of operations.

Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al.

On October 7, 2022, the Company and the Bank commenced an action against the Bank’s founder and controlling shareholder, and other nominal defendants, in the United States District Court for the Eastern District of Michigan styled Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al., No. 2:22-cv-12398-SFC-DRG (E.D. Mich.). The complaint alleges that Mr. Seligman breached his fiduciary duties to the Company and the Bank by, among other actions and inactions, using his controlling position to develop and direct the Bank’s now-discontinued Advantage Loan Program to advance his own interests and unjustly enrich himself at the expense of the Company, the Bank and the Company’s minority shareholders. The complaint seeks to recover compensatory and other damages, disgorgement of certain monies and injunctive relief. On January 30, 2023, Mr. Seligman and the nominal defendants moved to dismiss the case, and the Company and the Bank filed their opposition motions on March 13, 2023. There is no assurance that we will be successful in any final adjudication of this case, that any remedy would be adequate in the event we are successful in the adjudication or that we would achieve an acceptable settlement.

Scott J. Seligman vs. Sterling Bancorp, Inc.

On November 3, 2022, Mr. Seligman commenced an action against the Company in the Oakland County Business Court styled Scott J. Seligman v. Sterling Bancorp, Inc., No. 2:22-cv-12660-MAG-DRG (E.D. Mich.). The complaint alleged that Mr. Seligman was entitled to the advancement and reimbursement of all attorneys’ fees and other expenses incurred in connection with the complaint filed against him by the Company and the Bank as well as the certain government investigations involving the Company and the Bank, including investigations by the DOJ and OCC related to the Advantage Loan Program. Also on November 3, 2022, the Company removed the case to the U.S. District Court for the Eastern District of Michigan. The Company moved to dismiss the case on November 25, 2022. On January 13, 2023, Mr. Seligman voluntarily withdrew his complaint without prejudice, and no action is currently pending.

The information related to the government investigations, as well as other aspects of and consequences arising from the Advantage Loan Program, is incorporated herein by reference under “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SBT” since November 17, 2017. Prior to that date, there was no public trading market for our common stock.

On February 28, 2023, we had 76 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

Prior to March 2020, we paid dividends to our shareholders from time to time. In March 2020, in connection with the issues giving rise to an internal review of the Company’s former loan product, we announced the suspension of the payment of dividends. We have not declared or paid dividends since then. Our dividend policy and practice may change at any time. Our board of directors makes a dividend determination on a quarterly basis and may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our future net income, capital requirements, restrictions imposed by our subordinated notes, funds needed to pay the interest cost on any debt, financial condition, future prospects, regulatory restrictions and any other factors that our board of directors may deem relevant. Refer to “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” for a discussion of our dividend payment restrictions.

Withholding of Vested Restricted Stock Awards

During the three months ended December 31, 2022, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended December 31, 2022, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
October 1 - 31, 2022	—	$—	—	$19,568,117
November 1 - 30, 2022	454	6.42	—	19,568,117
December 1 - 31, 2022	1,448	6.51	—	19,568,117
Total	1,902	$6.49	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended December 31, 2022.
(2)

In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At December 31, 2022, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. Forward-looking statements in this Management’s Discussion and Analysis are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. See “Cautionary Note Regarding Forward-Looking Statements” above and “Item 1A. Risk Factors” for discussions of these risks and uncertainties. A comparative discussion of results of operations for the year ended December 31, 2021 and 2020 is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and is incorporated by reference herein.

Company Overview

Sterling Bancorp, a unitary thrift holding company headquartered in Southfield, Michigan, owns 100% of the outstanding common stock of Sterling Bank and Trust, F.S.B. The Company’s business is conducted through the Bank, which was formed in 1984. The Bank operates through a network of 28 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York and Southfield, Michigan.

We originate commercial real estate loans, commercial lines of credit and other consumer loans and provide deposit products, consisting primarily of checking, savings and term certificate accounts. Our residential lending program has recently been suspended since our third-party residential lending service provider to whom we outsourced this function announced its intention to cease conducting business in November 2022, and we are currently evaluating alternative service providers. Until such time as we enter into an agreement with a replacement provider, we have suspended the origination of residential loans, and pending further evaluation of our alternatives, we may discontinue the origination of residential loans. We also engage in mortgage banking activities which includes acquiring, selling and servicing residential mortgage loans. At December 31, 2022, we had total assets of $2.4 billion, $1.7 billion of gross loans and $2.0 billion of deposits. We had a net loss of $(14.2) million or diluted loss per share of $(0.28) for the year ended December 31, 2022.

Executive Summary

During 2022, we made significant strides towards resolving the governmental investigations into our former Advantage Loan Program, settled the shareholder derivative action, and resolved the OCC Agreement which was entered into in 2019, completing all material remediation efforts along the way. We also continued to right-size our balance sheet and improve our credit quality metrics.

Resolution of Government Investigations and Litigation

In the third quarter of 2022, we entered into a Consent Order with the OCC, resolving the OCC Investigation, which had been ongoing for almost three years. The Consent Order represents a full and final settlement of the OCC Investigation with respect to the Bank. Pursuant to that Consent Order, the Bank paid a civil money penalty of $6.0 million. The OCC also notified the Bank that the OCC Agreement was terminated, marking the completion of certain remediation requirements related to the Bank’s BSA/AML compliance program and credit administration. The Bank continues to respond to information requests from the OCC related to its investigation of certain individuals in connection with the Advantage Loan Program.

On March 15, 2023, the Company, entered into the Plea Agreement with the DOJ, resolving the DOJ’s investigation. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. The Plea Agreement remains subject to final court approval. The Company’s liability for contingent losses was increased from $15.0 million at December 31, 2021 to $27.2 million at December 31, 2022 to reflect the accrual needed for the estimated financial impact of the DOJ resolution and an offset for the payment of the $6 million civil money penalty pursuant to the Consent Order with the OCC. In addition, although the Company and the Bank continue to remain under investigation by the SEC, the Company currently believes that the SEC investigation will not result in an enforcement action against the Company. See “Item 3 – Legal Proceedings.”

In the first quarter of 2022, we entered into an agreement in the form of a definitive stipulation of settlement (the “Settlement”), which received final court approval in the third quarter of 2022, with a purported shareholder who brought a derivative action against us. As part of that Settlement, we agreed to adopt and implement substantial corporate governance reforms, many of which were already under way, and pay attorneys’ fees and expenses in exchange for the release of all defendants from all alleged claims therein.

In addition, in the fourth quarter of 2022, we commenced an action against Scott J. Seligman, the Bank’s founder and controlling shareholder, and other nominal defendants, seeking compensatory and other damages, disgorgement of certain monies and injunctive relief.

The Company incurred significant legal, consulting and other third-party expenses during 2022, as it has over the prior two years, in connection with the government investigations, compliance with the OCC Agreement, defending litigation related to the Advantage Loan Program and reimbursing current and former officers and directors for their out-of-pocket legal costs in connection with the government investigations. However, our remediation efforts, the conclusion of several legal matters during 2022 and the resolution of the DOJ investigation should allow us to devote less attention to our prior compliance and litigation issues and more attention to strategic issues going forward, though our flexibility remains constrained because of the remaining governmental investigations.

Selected Financial Data

The following table sets forth our financial information for the years indicated.

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands, except per share amounts)
Income Statement Data:
Interest income	$99,932	$116,541	$151,363
Interest expense	21,130	25,361	45,598
Net interest income	78,802	91,180	105,765
Provision (recovery) for loan losses	(9,934)	(8,265)	54,865
Net interest income after provision (recovery) for loan losses	88,736	99,445	50,900
Non‑interest income	1,347	5,806	4,336
Non‑interest expense	97,648	72,218	74,112
Income (loss) before income taxes	(7,565)	33,033	(18,876)
Income tax expense (benefit)	6,629	9,643	(5,909)
Net income (loss)	$(14,194)	$23,390	$(12,967)
Income (loss) per share, basic and diluted	$(0.28)	$0.47	$(0.26)
Weighted average common shares outstanding:
Basic	50,346,198	50,049,902	49,840,882
Diluted	50,346,198	50,139,310	49,840,882
Cash dividends paid per share	$—	$—	$0.01
Dividend payout ratio	—%	—%	(3.85)%

Other Financial Information / Performance Ratios:
Return on average assets	(0.54)%	0.69%	(0.35)%
Return on average shareholders’ equity	(4.19)	7.07	(3.85)
Yield on average interest earning assets	3.88	3.47	4.21
Cost of average interest‑bearing liabilities	0.98	0.86	1.44
Net interest spread	2.90	2.61	2.77
Net interest margin	3.06	2.71	2.94
Efficiency ratio(1)	121.83	74.46	67.31
Total average shareholders’ equity to total average assets	12.97	9.71	9.19

	As of December 31,
	2022	2021

	(Dollars in thousands)
Balance Sheet Data:
Cash and due from banks	$379,798	$411,676
Investment securities	348,200	313,879
Loans, net of allowance for loan losses	1,613,385	1,956,266
Allowance for loan losses	45,464	56,548
Total assets	2,444,735	2,876,830
Total deposits	1,954,037	2,261,735
Federal Home Loan Bank borrowings	50,000	150,000
Subordinated notes, net	65,271	65,343
Total liabilities	2,132,108	2,533,203
Total shareholders’ equity	312,627	343,627

Asset Quality Ratios:
Nonperforming loans(2)	$33,725	$62,654
Nonperforming loans to total loans(2)	2.03%	3.11%
Troubled debt restructurings(3)	$2,637	$2,664
Nonaccrual loans held for sale	$1,942	$18,026
Nonperforming assets(4)	$38,304	$83,344
Nonperforming assets to total assets(4)	1.57%	2.90%
Allowance for loan losses to total loans	2.74%	2.81%
Allowance for loan losses to nonperforming loans(2)	135%	90%
Nonaccrual loans to total loans	2.03%	3.11%
Net charge offs to average loans	0.06%	0.32%

	As of December 31,
	2022	2021
Capital Ratios—Consolidated:
Total adjusted capital to risk‑weighted assets	25.64%	21.24%
Tier 1 (core) capital to risk‑weighted assets	21.79	17.34
Common Equity Tier 1 (CET1)	21.79	17.34
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	13.54	11.47
Capital Ratios—Bank:
Total adjusted capital to risk‑weighted assets	27.93%	20.55%
Tier 1 (core) capital to risk‑weighted assets	26.65	19.28
Common Equity Tier 1 (CET1)	26.65	19.28
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)	16.56	12.77
(1)	Efficiency ratio is computed as the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(3)	Troubled debt restructurings exclude those loans presented as nonaccrual or past 90 days or more and still accruing interest.
(4)	Nonperforming assets include nonperforming loans, nonaccrual loans held for sale, loans modified under troubled debt restructurings and other repossessed assets.

Overview of 2022 Performance

In 2022, we continued the major undertakings that have been in process over the last few years. We have made strides to right-size the balance sheet in order to maintain strong capital levels, improve margins and improve our credit quality metrics. We have been working hard to build a strong internal control environment and addressing a long list of deficiencies. Those successes were realized in the resolution of the OCC Investigation, termination of the OCC Agreement and the resolution efforts with the DOJ. In the second half of 2021 and continuing into the first half of 2022, our strategy was to reduce higher cost time deposits by offering pricing at less competitive rates. In 2022, we made the decision to stop actively originating construction loans and completed the sales of our higher risk commercial real estate loans, which helped the improvement of our credit metrics. Further, the rising interest rate environment and inflationary environment experienced in 2022 limited the few opportunities we had for meaningful loan production. Compounding our loan growth challenges, our service provider to whom we outsourced our residential loan origination function in 2022 exited the business later in 2022, and we are actively exploring a replacement provider. We purchased pools of loans during 2022, and we also continued to repurchase Advantage Loan Program loans.

While our total assets decreased during 2022, our net interest margin increased during the same period. The prevailing rising interest rate and inflationary environment did not adversely affect our credit metrics (including our allowance for loan losses) in 2022, though we continue to monitor any such developments. We also continued to experience significant repayments in excess of our loan originations contributing to our excess liquidity. For 2023, we remain focused on our efforts to de-risk our balance sheet, including maintaining our focus on credit quality, and exploring alternative sources of loan production and purchasing additional loan pools.

We had a net loss of $(14.2) million for the year ended December 31, 2022 compared to net income of $23.4 million for the year ended December 31, 2021. This decrease was driven primarily by the increase of our liability for contingent losses, the decline in net interest income which was driven by the decline in the average balance of our loan portfolio compared to 2021, as well as an increase in salaries and employee benefits expense. Expenses remained elevated in 2022 from the significant legal and professional fees arising from the various government investigations, litigation and remediation efforts. The decrease in net income also reflects the receipt of a $6.5 million employer retention credit and $2.9 million from an insurance carrier in settlement of one of our insurance policies which both occurred in 2021. Our average net interest margin of 3.06% for the year ended December 31, 2022 increased from 2.71% for the year ended December 31, 2021, reflecting the effects of the increasing interest rate environment.

Our improved credit metrics during 2022 include a decrease in our nonperforming assets from $83.3 million at December 31, 2021 to $38.3 million at December 31, 2022, including a decrease in our nonperforming loans held for investment from $62.6 million at December 31, 2021 to $33.7 million at December 31, 2022 and a decrease in our nonaccrual loans held for sale from $18.0 million at December 31, 2021 to $2.0 million at December 31, 2022. Further, we recorded a recovery of loan losses of $(9.9) million for 2022 compared to a recovery of loan losses of $(8.3) million for 2021. Our allowance for loan losses also decreased from $56.5 million at December 31, 2021 to $45.5 million at December 31, 2022. The improvement in our credit quality metrics was a result of several strategic purchases and sales of loan pools. We sold substantially all of our commercial real estate loans held for sale (which primarily consisted of classified or criticized loans secured by single-room occupancy hotels (“SROs”) for cash proceeds of $49.6 million in the first quarter of 2022 and completed another sale of higher risk commercial real estate loans for net cash proceeds of $17.8 million in the third quarter of 2022.

Our regulatory capital ratios remained well above all applicable regulatory minimum requirements and the levels required to be considered well capitalized for regulatory purposes.

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

Commercial real estate loans, construction loans and commercial lines of credit that are classified loans, including all nonaccrual loans and troubled debt restructurings, are individually evaluated for impairment. See “Asset Quality—Classified Loans” for a discussion of our classified loans. These evaluations are based upon a quarterly systematic review utilizing, among other components, our internal risk rating system, similar to those employed by banking regulators. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. Large groups of homogeneous loans, including residential real estate loans with an aggregate principal balance representing the vast majority of our loan portfolio, are collectively evaluated for impairment and, accordingly, are not separately identified in our impairment disclosures. Loans with aggregate unpaid principal balances representing approximately 99% of our loan portfolio were collectively evaluated for impairment as of December 31, 2022 and 2021, respectively.

Loans that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Troubled debt restructurings are separately identified in our impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered a collateral-dependent loan, the loan is reported, net, at the fair value of the collateral. For loans that are considered troubled debt restructurings that subsequently go into default, the Company determines the amount of the allowance for loan losses in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

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

Adverse economic developments or an overbuilt market can impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/SROs, industrial and other.

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

Our allowance for loan losses is sensitive to management’s assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge-offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines, loan growth, concentrations, etc.), national and local business conditions (e.g., unemployment rates, consumer confidence, income levels etc.), historical loss experience, an overall evaluation of the quality of the underlying collateral (e.g., property values, vacancy rates, etc.) and other external factors. Management utilizes significant professional judgment in assessing the foregoing qualitative factors, as they are inherently subjective, and changes in management’s assumptions and forecasts of economic conditions could significantly affect its estimate of our allowance for loan losses. Further, certain qualitative components within our allowance for loan losses methodology have taken on increased significance in prior periods, and to a lesser extent in the most recent period, as a result of the economic impact of the COVID-19 pandemic. It is difficult to estimate or predict how potential changes in management’s assessment of any of our qualitative factors may affect our overall allowance for loan losses, as changes in such qualitative factors may not occur at the same rate or be consistent across different loan types, and changes may also be directionally inconsistent, such that improvement in one qualitative factor may offset deterioration in others.

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

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine our fair value disclosures. For example, debt securities available for sale are carried at fair value at each reporting period. Other financial instruments, including substantially all of our loans held for sale, are not carried at fair value each period but may require nonrecurring fair value adjustments due to application of lower-of-cost-or-market accounting. We also disclose our estimate of fair value for financial instruments not recorded at fair value, such as loans held for investment or issuances of long-term debt.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value.

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

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2022		2021
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,391,276	84%	$1,704,231	85%
Commercial real estate	221,669	13%	201,240	10%
Construction	44,503	3%	106,759	5%
Total real estate	1,657,448	100%	2,012,230	100%
Commercial lines of credit	1,396	—%	363	—%
Other consumer	5	—%	221	—%
Total loans	1,658,849	100%	2,012,814	100%
Less: allowance for loan losses	(45,464)		(56,548)
Loans, net	$1,613,385		$1,956,266

Our loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At December 31, 2022 and 2021, residential real estate loans accounted for 84% and 85%, respectively, of total gross loans held for investment. Most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles areas. As of December 31, 2022, approximately 82% of our loan portfolio was based in California with 54% and 28% in the San Francisco and Los Angeles areas, respectively.

Total gross loans held for investment of $1.7 billion at December 31, 2022 declined $354.0 million, or 18%, from $2.0 billion at December 31, 2021. The decline in our loan portfolio from December 31, 2021 was primarily attributable to repayments on loans, which continued to outpace our loan production. Though we selectively originated commercial real estate loans during 2022, our overall decline in loan production reflects a number of factors, including our decision to stop actively originating construction loans and the prevailing rising interest rate and inflationary environment of 2022, which practically limited the opportunities we had for meaningful loan production. Also, in May 2022, we outsourced our residential loan origination function to a third-party vendor. In November 2022, we were notified of this service provider’s plans to exit the business. We used commercially reasonable efforts to evaluate and originate pending loan applications by February 28, 2023. The Company is in the process of finding a new mortgage fulfillment provider. Until such time as we enter into an agreement with a replacement provider, we have suspended the origination of residential loans and pending further evaluation of our alternatives, we may discontinue the origination of residential mortgage loans. In the meantime, we may look to purchase residential loans from the secondary market or pursue other similar alternatives or may discontinue the origination of residential mortgage loans. Finally, our loan production was impacted by our decision to delay introducing new residential and commercial loan products until we resolve the pending government investigations.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, LIBOR, U.S. Treasuries and SOFR, and fixed-rate loans, for which the interest rate does not change through the life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at December 31, 2022:

	Adjustable Rate
December 31, 2022	Prime	LIBOR	Treasury	SOFR	Total	Fixed Rate	Total

	(In thousands)
Residential real estate	$9,977	$992,533	$338,612	$28,284	$1,369,406	$21,870	$1,391,276
Commercial real estate	—	—	119,084	21,487	140,571	81,098	221,669
Construction	44,503	—	—	—	44,503	—	44,503
Commercial lines of credit	155	—	34	—	189	1,207	1,396
Other consumer	—	—	—	—	—	5	5
Total	$54,635	$992,533	$457,730	$49,771	$1,554,669	$104,180	$1,658,849

% by rate type at December 31, 2022	3%	60%	28%	3%	94%	6%	100%

Across our loan portfolio, our adjustable-rate loans are typically based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Our prime-based loans, which typically are construction loans and home equity loans, adjust to a rate equal to 25 to 238 basis points above Prime and have maturities of up to 36 months. Interest rates on our adjustable-rate LIBOR-based loans originated prior to March 8, 2021 adjust to a rate typically equal to 350 to 450 basis points above the one-year LIBOR, and those that were originated after March 8, 2021 adjust to a rate based on the U.S. Treasury one-year constant maturity Treasury rate. At December 31, 2022, we have adjustable-rate loans totaling $992.5 million, or 60%, of our loan portfolio that are LIBOR-indexed currently and will reprice to an interest rate based on LIBOR, until LIBOR is no longer available as a reference rate. Upon the cessation of the publication of LIBOR rate, currently expected on June 30, 2023, we have determined that our LIBOR-based loans will convert to rates based on SOFR.

At December 31, 2022, our SOFR-based loans consist of residential mortgage loans that were purchased in October 2022 and an origination of a large commercial real estate loan.

The following table sets forth the contractual maturities of our loan portfolio and sensitivities of those loans to changes in interest rates at December 31, 2022. Overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Due in One	Due After One	Due After Five	Due After
December 31, 2022	Year or Less	To Five Years	To Fifteen Years	Fifteen Years	Total

	(In thousands)
Residential real estate	$3	$321	$14,391	$1,376,561	$1,391,276
Commercial real estate	19,223	78,789	123,657	—	221,669
Construction	44,503	—	—	—	44,503
Commercial lines of credit	—	1,396	—	—	1,396
Other consumer	5	—	—	—	5
Total	$63,734	$80,506	$138,048	$1,376,561	$1,658,849

Total loans with:
Adjustable interest rates	$44,506	$27,466	$119,407	$1,363,290	$1,554,669
Fixed interest rates	19,228	53,040	18,641	13,271	104,180
Total loans	$63,734	$80,506	$138,048	$1,376,561	$1,658,849

The table set forth below contains the repricing dates of the adjustable-rate loans included within our loan portfolio at December 31, 2022:

	Residential	Commercial		Commercial	Other
December 31, 2022	Real Estate	Real Estate	Construction	Lines of Credit	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$378,352	$24,471	$44,503	$189	$—	$447,515
After 6 months through 12 months	489,612	3,351	—	—	—	492,963
After 12 months through 24 months	134,197	15,465	—	—	—	149,662
After 24 months through 36 months	108,923	39,610	—	—	—	148,533
After 36 months through 60 months	165,805	57,674	—	—	—	223,479
After 60 months	92,517	—	—	—	—	92,517
Fixed to Maturity	21,870	81,098	—	1,207	5	104,180
Total	$1,391,276	$221,669	$44,503	$1,396	$5	$1,658,849

At December 31, 2022, $122.9 million, or 8%, of our adjustable-rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are past due 90 days or more and still accruing interest, troubled debt restructurings and nonaccrual loans held for sale.

We evaluate commercial real estate loans, construction loans and commercial lines of credit individually for impairment and non-accrual status. Residential real estate loans represent the vast majority of our loan portfolio and are collectively evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. We generally place a loan on nonaccrual status when management believes that collection of principal or interest has become doubtful or when a loan becomes 90 days past due as to principal or interest. Loans on nonaccrual status are generally classified as impaired, but not all impaired loans are necessarily placed on nonaccrual status. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

At December 31, 2022 and 2021, we had troubled debt restructurings totaling $2.6 million and $18.4 million, respectively. Troubled debt restructurings on nonaccrual status at December 31, 2021 totaled $15.8 million and are included in the nonaccrual loan categories in the following table. See Note 4—Loans—Troubled Debt Restructurings to our consolidated financial statements for additional information about our troubled debt restructurings.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2022	2021

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$33,690	$45,675
Commercial real estate	—	4,441
Construction	—	12,499
Total nonaccrual loans(2)	33,690	62,615
Loans past due 90 days or more and still accruing interest	35	39
Other troubled debt restructurings(3)	2,637	2,664
Nonaccrual loans held for sale	1,942	18,026
Total nonperforming assets	$38,304	$83,344

Total loans	$1,658,849	$2,012,814
Total assets	$2,444,735	$2,876,830
Total nonaccrual loans to total loans(2)	2.03%	3.11%
Total nonperforming assets to total assets	1.57%	2.90%
(1)	Loans are classified as held for investment and are presented before the allowance for loan losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status. If nonaccrual loans held for sale were included, the ratio of total nonaccrual loans to total gross loans would have been 2.14% and 3.88% at December 31, 2022 and 2021, respectively.
(3)	Other troubled debt restructurings exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest.

As of December 31, 2022, nonperforming assets totaled $38.3 million, a decrease of $45.0 million from $83.3 million at December 31, 2021. This decrease is primarily attributable to the decline in nonaccrual loans. Our ratio of nonaccrual loans to total loans decreased from 3.11% at December 31, 2021 to 2.03% at December 31, 2022. This decrease reflects both nonaccrual loans being paid in full and loans returning to accrual status and the sale during the first quarter of 2022 of the commercial real estate loan portfolio included in held for sale. When including nonaccrual loans held for sale, the ratio of nonaccrual loans to total gross loans decreased from 3.88% at December 31, 2021 to 2.14% at December 31, 2022.

Nonaccrual loans totaled $33.7 million at December 31, 2022, a decrease of $28.9 million from $62.6 million at December 31, 2021. Nonaccrual residential real estate loans totaled $33.7 million at December 31, 2022, a decrease of $12.0 million from $45.7 million at December 31, 2021. The decrease in nonaccrual loans is primarily due to loan payoffs of $4.4 million on commercial real estate and $12.5 million on construction loans. The remaining decline in nonaccrual loans is due to nonaccrual residential real estate loans totaling $12.6 million were paid in full, loans totaling $11.5 million that returned to accrual status and principal reductions of $2.0 million, which was partially offset by residential real estate loans totaling $14.1 million that were added to nonaccrual status.

Nonaccrual loans held for sale totaled $1.9 million at December 31, 2022, a decrease of $16.1 million from $18.0 million at December 31, 2021. The decrease in nonaccrual loans held for sale primarily is due to the sale of commercial real estate loans totaling $9.4 million and residential real estate loans totaling $5.0 million that were paid in full.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the year ended December 31, 2022 and 2021 if interest on all such loans had been recorded based upon the original contract terms was approximately $2.0 million and $2.9 million, respectively.

COVID-19-Related Forbearances. In response to the COVID-19 pandemic, we had offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties. The Bank terminated its COVID-19 forbearance program in July 2021 and, any forbearance loans held at that time remained in forbearance until January 1, 2022, the date the national CARES Act program terminated. There were no loans outstanding under the COVID-19 forbearance program.

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2022			2021
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$17,980	$5,337	$33,725	$24,151	$3,425	$45,714
Commercial real estate	—	—	—	—	—	4,441
Construction	—	—	—	10,500	—	12,499
Total delinquent loans	$17,980	$5,337	$33,725	$34,651	$3,425	$62,654

Total loans 90 days or more past due, including nonaccrual loans, decreased $28.9 million, or 46%, from $62.7 million at December 31, 2021. This decrease was primarily attributable to loans that were paid in full totaling $29.5 million and previously delinquent loans that returned to current status totaling $11.5 million, which was partially offset by the addition of delinquent residential real estate loans totaling $14.1 million during the year ended December 31, 2022.

Impaired Loans. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral or operations of collateral. See Note 4—Loans to our consolidated financial statements for tables presenting additional data regarding the allowance for loan losses and impaired loans.

At December 31, 2022 and 2021, we had impaired loans with a total recorded investment of $2.6 million and $19.9 million, respectively. Total impaired loans decreased $17.3 million, or 87%, from December 31, 2021 to December 31, 2022, primarily attributable to construction loans that were paid in full totaling $12.5 million and a commercial real estate loan that was paid in full totaling $4.4 million.

Classified Loans. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans, such as residential real estate and other consumer loans, and non-homogeneous loans, such as commercial lines of credit, construction and commercial real estate loans. This analysis is performed at least quarterly. The four risk categories utilized are Pass, Special Mention, Substandard and Doubtful. Loans in the Pass category are considered of satisfactory quality, while the remaining three categories indicate varying levels of credit risk. See Note 4—Loans-Credit Quality to our consolidated financial statements for additional information about our risk categories.

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	December 31, 2022			December 31, 2021
	Loans Held for	Loans Held		Loans Held for	Loans Held
	Investment	for Sale	Total	Investment	for Sale	Total

	(In thousands)
Special Mention:
Commercial real estate	$32,910	$1,544	$34,454	$10,524	$16,125	$26,649
Construction	4,650	—	4,650	17,226	—	17,226
Commercial lines of credit	—	—	—	11	—	11
Total Special Mention	37,560	1,544	39,104	27,761	16,125	43,886
Substandard:
Residential real estate	33,725	1,942	35,667	45,485	8,671	54,156
Commercial real estate	1,539	—	1,539	21,393	33,230	54,623
Construction	8,484	—	8,484	16,348	—	16,348
Total Substandard	43,748	1,942	45,690	83,226	41,901	125,127
Doubtful:
Residential real estate	—	—	—	233	—	233
Construction	—	—	—	5,931	—	5,931
Total Doubtful	—	—	—	6,164	—	6,164
Total	$81,308	$3,486	$84,794	$117,151	$58,026	$175,177

Total Loans	$1,658,849	$7,725	$1,666,574	$2,012,814	$64,987	$2,077,801
Classified assets to total loans	5%	45%	5%	6%	89%	8%

Total Special Mention, Substandard and Doubtful loans were $84.8 million, or 5% of total gross loans, at December 31, 2022, compared to $175.2 million, or 8% of total gross loans, at December 31, 2021. All three loan classifications, noted above, decreased from December 31, 2021.

The increase of $9.8 million in Special Mention loans held for investment was primarily attributable to loans that were downgraded totaling $32.3 million and loans that were upgraded from Substandard totaling $10.3 million. These additions to Special Mention loans were partially offset by the upgrade of loans to Pass totaling $12.6 million, loans that were paid in full totaling $11.8 million, and commercial real estate loans that were sold totaling $8.2 million. The decrease of $39.5 million in Substandard loans held for investment was primarily attributable to loans that were paid in full totaling $24.8 million, loans that were upgraded to either Pass or Special Mention totaling $22.4 million, and commercial real estate loans that were sold totaling $10.1 million, which was partially offset by loans downgraded to Substandard totaling $16.6 million. The decrease of $6.2 million in Doubtful loans was related to loans that were paid in full.

The significant decrease in classified loans held for sale is primarily due to the sale of substantially all of our commercial real estate portfolio held for sale during the first quarter of 2022. The sale of this pool of loans contributed to the overall improvement of our credit metrics.

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

The following table sets forth activity in our allowance for loan losses for the year ended December 31, 2022, 2021 and 2020.

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(5,105)	3,060	(7,919)	30	—	(9,934)
Net (charge offs) recoveries
Charge offs	(197)	(4,064)	—	—	—	(4,261)
Recoveries	1,051	90	1,970	—	—	3,111
Total net (charge offs) recoveries	854	(3,974)	1,970	—	—	(1,150)
Total ending balance	$27,951	$11,694	$5,781	$38	$—	$45,464
Average gross loans during period	$1,524,331	$225,480	$63,841	$879	$42	$1,814,573
Net (charge offs) recoveries to average gross loans during period	0.06%	(1.76)%	3.09%	—%	—%	(0.06)%

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	(1,578)	(2,052)	(4,552)	(83)	—	(8,265)
Net (charge offs) recoveries
Charge offs	—	(7,921)	(1,965)	—	—	(9,886)
Recoveries	1,414	639	259	—	—	2,312
Total net (charge offs) recoveries	1,414	(7,282)	(1,706)	—	—	(7,574)
Total ending balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Average gross loans during period	$1,910,032	$270,564	$154,920	$2,873	$46	$2,338,435
Net (charge offs) recoveries to average gross loans during period	0.07%	(2.69)%	(1.10)%	—%	—%	(0.32)%

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$21,730
Provision (recovery) for loan losses	23,604	16,634	14,866	(237)	(2)	54,865
Net (charge offs) recoveries
Charge offs	(3,594)	—	(707)	—	—	(4,301)
Recoveries	20	65	7	—	1	93
Total net (charge offs) recoveries	(3,574)	65	(700)	—	1	(4,208)
Total ending balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Average gross loans during period	$2,273,124	$264,006	$202,132	$17,632	$22	$2,756,916
Net (charge offs) recoveries to average gross loans during period	(0.16)%	0.02%	(0.35)%	—%	4.55%	(0.15)%

Our total allowance for loan losses decreased by $11.1 million, or 20%, from $56.5 million at December 31, 2021 primarily due to our overall reduction in our loan portfolio, as well as improvement in the credit quality of our loan portfolio during 2022. Our net charge offs during the year ended December 31, 2022 were $1.2 million compared to $7.6 million for the comparable period in 2021. Our net charge offs during the year ended December 31, 2022 included a $4.1 million in write-downs of our recorded investment in higher risk commercial real estate loans held in the loan portfolio with an unpaid principal balance of $21.9 million, which we subsequently sold for cash proceeds of $18.0 million during September 2022. Our net charge offs during the year ended December 31, 2021 included $7.9 million in write-downs of our recorded investment in commercial real estate loans reclassified to loans held for sale and we subsequently sold the loans for cash proceeds of $49.6 million in February 2022.

Our allowance for loan losses as a percentage of our loan portfolio was 2.74% and 2.81% as of December 31, 2022 and 2021, respectively. In addition, our allowance for loan losses as a percentage of nonaccrual loans was 135% and 90% as of December 31, 2022 and 2021, respectively. This increase is primarily attributable to our significant decline in nonaccrual loans during 2022. See “Results of Operations—Provision (Recovery) for Loan Losses” for additional information about our provision for loan losses.

The following table sets forth the allowance for loan losses allocated by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for loan losses to absorb losses in other categories.

	At December 31,
	2022		2021
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category to
	for Loan	Total	for Loan	Total
	Losses	Loans	Losses	Loans

	(Dollars in thousands)
Residential real estate	$27,951	84%	$32,202	85%
Commercial real estate	11,694	13%	12,608	10%
Construction	5,781	3%	11,730	5%
Commercial lines of credit	38	—%	8	—%
Other consumer	—	—%	—	—%
Total	$45,464	100%	$56,548	100%
Nonaccrual loans(1)	$33,690		$62,615
Nonperforming loans and troubled debt restructurings(2)	$36,362		$65,318
Total loans	$1,658,849		$2,012,814
Allowance for loan losses to nonaccrual loans(1)	135%		90%
Allowance for loan losses to nonperforming loans and troubled debt restructurings(2)	125%		87%
Allowance for loan losses to total loans	2.74%		2.81%
(1)	Nonaccrual loans exclude nonaccrual loans held for sale but include troubled debt restructurings on nonaccrual status.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.

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

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$175,878	$168,437	$122,291	$122,168
Mortgage‑backed securities	41,388	36,733	49,739	49,437
Collateralized mortgage obligations	153,066	138,241	137,662	136,849
Collateralized debt obligations	157	147	211	203
Total	$370,489	$343,558	$309,903	$308,657

We increased the size of our available for sale debt securities portfolio (on an amortized-cost basis) by $60.6 million, or 20%, from December 31, 2021 to December 31, 2022, which is primarily attributable to purchases of additional investments of $154.5 million, consisting primarily of treasury securities and collateralized mortgage obligations, partially offset by maturing investments. The higher balances in investment securities were primarily due to utilizing excess balance sheet liquidity. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio.

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

At December 31, 2022, gross unrealized losses on debt securities totaled $27.0 million. We do not consider the debt securities to be other-than-temporarily impaired at December 31, 2022, since (i) the decline in fair value of the debt securities is attributable to changes in interest rates and illiquidity, not credit quality, (ii) we do not have the intent to sell the debt securities and (iii) it is likely that we will not be required to sell the debt securities before their anticipated recovery. The increase in the unrealized loss on our investment securities portfolio was primarily attributable to changes in market value due to the rising interest rate environment experienced throughout 2022. The higher market interest rates at December 31, 2022 relative to December 31, 2021, resulted in a lower investment valuation.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2022 and 2021, our equity securities totaled $4.6 million and $5.2 million, respectively.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or its redemption value. At December 31, 2022 and 2021, we held $20.3 million and $23.0 million, respectively, in FHLB stock.

Investment Portfolio Maturities and Yields. The table below presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available for sale debt securities portfolio at December 31, 2022. The weighted average yields were calculated using the amortized cost of the debt securities (on a pre-tax basis). The maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2022
			More Than		More Than
			One Year		Five Years
	One Year or		Through		Through		More Than
	Less		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Treasury and Agency securities	$47,482	3.82%	$128,396	1.82%	$—	—%	$—	—%	$175,878	2.36%
Mortgage‑backed securities	—	—	—	—	21,278	1.29%	20,110	1.73%	41,388	1.51%
Collateralized mortgage obligations	—	—	143	6.91	17,953	4.36%	134,970	2.50%	153,066	2.72%
Collateralized debt obligations	—	—	—	—	157	6.15%	—	—%	157	6.15%
Total debt securities available for sale	$47,482	3.82%	$128,539	1.83%	$39,388	2.71%	$155,080	2.40%	$370,489	2.41%

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time.

The following table sets forth the distribution of average deposits by account type at the dates indicated.

	Year Ended December 31,
	2022			2021
		Percent of			Percent of
	Average	Total	Average	Average	Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Demand deposits	$67,953	3%	—%	$62,875	2%	—%
Money Markets, Savings and NOW	1,215,059	59%	0.58%	1,340,083	51%	0.24%
Time deposits	782,760	38%	1.02%	1,244,116	47%	1.20%
Total deposits	$2,065,772	100%	0.73%	$2,647,074	100%	0.68%

Total deposits were $2.0 billion as of December 31, 2022, reflecting a decrease of $307.7 million, or 14%, compared to $2.3 billion at December 31, 2021. Our money market, savings and NOW deposits of $1.0 billion reflected a decrease of $266.9 million, or 20%, compared to December 31, 2021. Time deposits of $861.7 million at December 31, 2022 reflected a decrease of $30.1 million, or 3%, compared to December 31, 2021. In the second half of 2021 and continuing into the first half of 2022, our strategy was to reduce higher cost time deposits by offering pricing at less competitive rates. With the increasing interest rate environment in 2022, our offerings on time deposits returned to competitive rates to attract new customers, partially offsetting the decline experienced in the first half of 2022. We also experienced our existing customers shifting their deposits from money market, savings and NOW accounts to time deposits to take advantage of the higher interest rates. As a result, our total time deposits of $861.7 million at December 31, 2022 was well above our average time deposits for the year while total money market, savings and NOW deposits of $1.0 billion at December 31, 2022 was well below the average of such deposits for the year. Noninterest-bearing deposits of $53.0 million as of December 31, 2022 decreased $10.7 million, or 17%, compared to December 31, 2021. We had brokered deposits of $20.1 million in our time deposits at December 31, 2021.

We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250,000 and brokered deposits. Core deposits totaled $1.7 billion, or 88% of total deposits, at December 31, 2022 compared to $2.0 billion, or 88% of total deposits, at December 31, 2021.

As of December 31, 2022 and 2021, we had $406.3 million and $440.0 million, respectively, in uninsured deposits. The insured deposit data does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The portion of our U.S. time deposits, by account, that are in excess of the FDIC insurance limit of $250,000 was $85.4 million at December 31, 2022. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Federal Insurance of Deposit Accounts” for additional discussion of the FDIC insurance limits. The following table presents the amount of time deposits in excess of $250,000, segregated by time remaining until maturity, as of December 31, 2022:

At December 31, 2022
(In thousands)
Maturing Period:
Three months or less	$6,306
Over three months through six months	5,744
Over six months through twelve months	26,902
Over twelve months	46,409
Total	$85,361

Borrowings

In addition to deposits, we use short-term borrowings, such as advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

At December 31, 2022 and 2021, our outstanding FHLB borrowings totaled $50.0 million and $150.0 million, respectively. Our borrowings at December 31, 2022 included a long-term fixed rate advance of $50.0 million with a fixed interest rate of 1.96% and maturity date of May 2029. The advance is callable by the FHLB in May 2024.

In the fourth quarter of 2021, the Company repaid $157.0 million in long-term fixed rate FHLB advances before their maturity date without incurring a prepayment penalty. Also, the Company repaid $100.0 million in long-term fixed rate FHLB advances that were called by the FHLB in May 2022.

We have outstanding subordinated notes in a principal amount of $65.0 million at December 31, 2022 (the “Notes”), which have a variable interest rate equal to the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 9.90% at December 31, 2022. The Notes mature on April 15, 2026. The Company may redeem the Notes, in whole or part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest. There have been no redemptions of the Notes.

At December 31, 2022, we had the ability to borrow an additional $332.3 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $2.0 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million. There were no amounts outstanding on the lines of credit with other banks.

Shareholders’ Equity

Total shareholders’ equity was $312.6 million at December 31, 2022, reflecting a decrease of $31.0 million, or 9%, from December 31, 2021. The decline in shareholders’ equity is primarily due to the impact on accumulated other comprehensive loss of unrealized losses of $18.6 million, after tax, on our investment securities portfolio. These unrealized losses on our investment portfolio are primarily attributable to changes in market value due to the rising interest rate environment experienced throughout 2022 and are not realized in our consolidated statement of operations since the Company has neither the intent to sell these investments nor does it expect to be required to sell these investment securities before the price recovers. Additionally, the decrease in shareholders’ equity reflects our net loss of $(14.2) million for the year ended December 31, 2022.

In April 2022, the Company issued and contributed 160,978 shares of common stock to fund the matching contribution made under the defined contribution retirement plan. The contribution amount of $1.1 million was valued using the closing market price of the stock on the date contributed or $7.07 per share.

In May 2021, we issued and sold 300,000 shares of common stock to our Chief Executive Officer pursuant to the terms of the stock purchase agreement and employment agreement entered into with our Chief Executive Officer at the time of his employment. The cash consideration for the sale was $1.4 million or $4.50 per share, the fair market value on the date of sale.

Analysis of Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

General. The Company had a net loss of $(14.2) million for the year ended December 31, 2022 compared to net income of $23.4 million for the year ended December 31, 2021.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the year ended December 31, 2022, 2021 and 2020. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2022			2021			2020
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest‑earning assets
Loans(1)
Residential real estate and other consumer	$1,524,373	$71,229	4.67%	$1,910,078	$89,985	4.71%	$2,273,146	$117,686	5.18%
Commercial real estate	225,480	10,921	4.84%	270,564	13,400	4.95%	264,006	13,374	5.07%
Construction	63,841	5,179	8.11%	154,920	10,235	6.61%	202,132	14,454	7.15%
Commercial lines of credit	879	46	5.23%	2,873	202	7.03%	17,632	1,188	6.74%
Total loans	1,814,573	87,375	4.82%	2,338,435	113,822	4.87%	2,756,916	146,702	5.32%
Securities, includes restricted stock(2)	377,959	6,426	1.70%	274,339	1,794	0.65%	251,003	3,618	1.44%
Other interest‑earning assets	380,236	6,131	1.61%	747,837	925	0.12%	585,484	1,043	0.18%
Total interest‑earning assets	2,572,768	99,932	3.88%	3,360,611	116,541	3.47%	3,593,403	151,363	4.21%
Noninterest‑earning assets
Cash and due from banks	3,942			6,652			11,364
Other assets	33,547			40,881			60,288
Total assets	$2,610,257			$3,408,144			$3,665,055
Interest‑bearing liabilities
Money market, savings and NOW	$1,215,059	$7,006	0.58%	$1,340,083	$3,224	0.24%	$1,281,880	$9,435	0.74%
Time deposits	782,760	7,986	1.02%	1,244,116	14,892	1.20%	1,515,703	28,047	1.85%
Total interest‑bearing deposits	1,997,819	14,992	0.75%	2,584,199	18,116	0.70%	2,797,583	37,482	1.34%
FHLB borrowings	89,822	1,169	1.30%	294,095	3,118	1.06%	308,368	3,403	1.10%
Subordinated notes, net	65,310	4,969	7.50%	65,367	4,127	6.31%	65,255	4,713	7.22%
Total borrowings	155,132	6,138	3.90%	359,462	7,245	2.02%	373,623	8,116	2.17%
Total interest‑bearing liabilities	2,152,951	21,130	0.98%	2,943,661	25,361	0.86%	3,171,206	45,598	1.44%
Noninterest‑bearing liabilities
Demand deposits	67,953			62,875			77,509
Other liabilities	50,740			70,725			79,362
Shareholders’ equity	338,613			330,883			336,978
Total liabilities and shareholders’ equity	$2,610,257			$3,408,144			$3,665,055
Net interest income and spread(2)		$78,802	2.90%		$91,180	2.61%		$105,765	2.77%
Net interest margin(2)			3.06%			2.71%			2.94%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (2) changes attributable to rate (change in rate multiplied by the prior period’s volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	Year Ended			Year Ended
	December 31, 2022 vs 2021			December 31, 2021 vs 2020
	Increase			Increase
	(Decrease)		Net	(Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(17,999)	$(757)	$(18,756)	$(17,714)	$(9,987)	$(27,701)
Commercial real estate	(2,187)	(292)	(2,479)	328	(302)	26
Construction	(7,001)	1,945	(5,056)	(3,182)	(1,037)	(4,219)
Commercial lines of credit	(114)	(42)	(156)	(1,036)	50	(986)
Total loans	(27,301)	854	(26,447)	(21,604)	(11,276)	(32,880)
Securities, includes restricted stock	878	3,754	4,632	310	(2,134)	(1,824)
Other interest-earning assets	(650)	5,856	5,206	247	(365)	(118)
Total change in interest income	(27,073)	10,464	(16,609)	(21,047)	(13,775)	(34,822)
Change in interest expense:
Money market, savings and NOW	(329)	4,111	3,782	410	(6,621)	(6,211)
Time deposits	(4,917)	(1,989)	(6,906)	(4,428)	(8,727)	(13,155)
Total interest‑bearing deposits	(5,246)	2,122	(3,124)	(4,018)	(15,348)	(19,366)
FHLB borrowings	(2,535)	586	(1,949)	(154)	(131)	(285)
Subordinated notes, net	(4)	846	842	8	(594)	(586)
Total change in interest expense	(7,785)	3,554	(4,231)	(4,164)	(16,073)	(20,237)
Change in net interest income	$(19,288)	$6,910	$(12,378)	$(16,883)	$2,298	$(14,585)

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

Net interest income was $78.8 million for the year ended December 31, 2022, a decrease of $12.4 million, or 14%, from $91.2 million for the same period in 2021. The decrease was due to the decline in interest income from our balance sheet shrinkage exceeding the decline in interest expense. The impact on net interest income of the smaller balance sheet was partially offset by the impact of the rising interest rate environment.

Interest income was $99.9 million for the year ended December 31, 2022, a decrease of $16.6 million, or 14%, from $116.5 million for the same period in 2021. The decrease in interest income was primarily due to a decline in the average balance of the loan portfolio of $523.9 million, or 22%, to $1.8 billion for the year ended December 31, 2022 from $2.3 billion for the year December 31, 2021. The decrease in our average balance of loans is attributable to repayments on loans, which continued to outpace our loan production. Though we selectively originated commercial real estate loans during 2022, our overall decline in loan production reflects a number of factors, including our decision to stop actively originating construction loans and the prevailing rising interest rate and inflationary environment of 2022, which practically limited the opportunities we had for meaningful loan production. Also, in May 2022, we outsourced our residential loan origination function to a third-party vendor. In November 2022, we were notified of this service provider’s plans to exit the business. We used commercially reasonable efforts to evaluate and originate pending loan applications by February 28, 2023. The Company is in the process of finding a new mortgage fulfillment provider. Until such time as we enter into an agreement with a replacement provider, we have suspended the origination of residential loans and pending further evaluation of our alternatives, we may discontinue the origination of residential mortgage loans. In the meantime, we may look to purchase residential loans from the secondary market or pursue other similar alternatives. Further, our loan production was impacted by our decision to delay introducing new residential and commercial loan products until we resolve the pending government investigations. Our loan production continues to be adversely impacted by the termination of a former loan product and the inability over the last several years to create and introduce new loan products. In the fourth quarter of 2022, we acquired a pool of residential mortgage loans with an unpaid principal balance of $31.3 million and may purchase additional loan pools in the future.

The average balance of our investment securities was $378.0 million for the year ended December 31, 2022 compared to $274.3 million for the year ended December 31, 2021. These assets had an average yield of 1.70% for the year ended December 31, 2022, an increase of 105 basis points from the year ended December 31, 2021.

The average balance of our lower-yielding and more liquid interest-earning assets was $380.2 million for the year ended December 31, 2022, a decrease of $367.6 million from the year ended December 31, 2021. Although the average balance of these other interest-earning assets declined from the prior year, these assets had an average yield of 1.61% for the year ended December 31, 2022, an increase of 149 basis points from the year ended December 31, 2021.

Interest expense was $21.1 million for the year ended December 31, 2022, a decrease of $4.2 million, or 17%, from the year ended December 31, 2021. The decrease in interest expense was primarily due to a decline in the average balance of interest-bearing deposits which decreased $586.4 million, or 23%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily driven by a decline in the average balance of time deposits of $461.4 million. Additionally, the average balance of FHLB borrowings decreased $204.3 million from the year ended December 31, 2021 as a result of the repayments (without penalty) of $157.0 million in borrowings during the fourth quarter of 2021 and $100.0 million in borrowings that were called by the FHLB during the second quarter of 2022.

Net Interest Margin and Interest Rate Spread. Net interest margin was 3.06% for the year ended December 31, 2022, up 35 basis points from 2.71% for the year ended December 31, 2021. The interest rate spread was 2.90% for the year ended December 31, 2022, up 29 basis points from 2.61% for the year ended December 31, 2021. Our net interest margin and interest rate spread for the year ended December 31, 2022 were positively impacted by increasing market interest rates as the yield on average interest-earning assets increased 41 basis points while our average asset balances decreased and the cost of average interest-earning liabilities increased 12 basis points.

Provision (Recovery) for Loan Losses. Our recovery for loan losses was $(9.9) million for the year ended December 31, 2022, compared to the recovery for loan losses of $(8.3) million for the year ended December 31, 2021. Our recovery for loan losses for the year ended December 31, 2022 is primarily attributable to continued improvement in the credit quality of our loan portfolio, which includes the effects of a $35.8 million decrease of Special Mention, Substandard and Doubtful loans and the impact of the sale of higher risk commercial real estate loans in the third quarter of 2022, as well as a decrease in our total loan portfolio of $354.0 million from December 31, 2021, including construction loans of $62.3 million which carried a higher allocated allowance for loan losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality—Allowance for Loan Losses” for additional information.

Our total allowance for loan losses decreased to $45.5 million, or 2.74% of total loans, at December 31, 2022 compared to $56.5 million, or 2.81% of total loans, at December 31, 2021.

Non-interest Income. The components of non-interest income were as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$435	$509	$(74)	(15)%
Gain on sale of investment securities	32	—	32	N/M
Gain on sale of mortgage loans held for sale	143	634	(491)	(77)%
Unrealized loss on equity securities	(580)	(142)	(438)	N/M
Gain on sale of branch office	—	1,417	(1,417)	(100)%
Net servicing loss	(20)	(1,208)	1,188	98%
Income earned on company‑owned life insurance	751	1,286	(535)	(42)%
Other	586	3,310	(2,724)	(82)%
Total non‑interest income	$1,347	$5,806	$(4,459)	(77)%

N/M - not meaningful

Non-interest income of $1.3 million for the year ended December 31, 2022 reflected a decrease of $4.5 million compared to $5.8 million for the same period in 2021. The decrease in non-interest income is primarily attributable to the gain of $1.4 million recorded on the sale of the Bellevue, Washington branch office which was completed in July 2021 and $2.9 million received from one of our insurance carriers in settlement of one of our policies at the same time as the settlement of the class action lawsuit, which is included in other non-interest income in 2021. Additionally, income earned on company-owned life insurance declined in 2022 due to the surrender of certain policies in the second quarter of 2022. Partially offsetting these decreases, net servicing increased by $1.2 million since we repurchased more Advantage Loan Program loans during 2021, resulting in the additional write-off of the related mortgage servicing rights in 2021 and our amortization of mortgage servicing rights decreased significantly from 2021 due to the decline in loan servicing performed for others.

Non-interest Expense. The components of non-interest expense were as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$33,507	$28,220	$5,287	19%
Occupancy and equipment	8,657	9,108	(451)	(5)%
Professional fees	23,908	24,709	(801)	(3)%
FDIC assessments	1,146	2,029	(883)	(44)%
Data processing	3,058	1,900	1,158	61%
Net recovery of mortgage repurchase liability	(639)	(1,234)	595	48%
Provision for contingent losses	18,239	—	18,239	100%
Other	9,772	7,486	2,286	31%
Total non‑interest expense	$97,648	$72,218	$25,430	35%

Non-interest expense of $97.6 million for the year ended December 31, 2022 reflected an increase of $25.4 million, or 35%, compared to $72.2 million for the year ended December 31, 2021. The increase was primarily attributable to increases in the provision for contingent losses, salaries and employee benefits, and other non-interest expense.

In the fourth quarter of 2022, we increased our liability for contingent losses by $18.2 million. This increase reflected the accrual needed for the estimated financial impact of the DOJ resolution as well as the impact of the $6 million civil money penalty paid pursuant to the Consent Order.

Salaries and employee benefits expense increased $5.3 million, or 19%. Salaries and employee benefits expense increased from the prior year primarily due to adding qualified personnel in key areas to enhance the control environment, and transition services previously performed by outside service providers were replaced with new employees. Partially offsetting this increase, in May 2022, we implemented a reduction of our workforce in connection with the outsourcing of our residential mortgage origination function. Salaries and employee benefits expense for the year ended December 31, 2022 included a $4.1 million reversal of liabilities upon the surrender of certain split-dollar and company-owned life insurance policies. Also, during the year ended December 31, 2021, the Company recorded $6.5 million in employee retention credits, which was a refundable tax credit against certain employment taxes, for the first three quarters of 2021, which were available under the CARES Act and resulted in a net reduction of salaries and employee benefits expense.

Professional fees for the year ended December 31, 2022 declined $0.8 million compared to the year ended December 31, 2021, which decline would have been greater but for the insurance reimbursements received of $3.8 million in 2021. The decline in professional fees is attributable to the resolution of the OCC Investigation, the termination of the OCC Agreement and the settlement of the shareholder derivative action, each occurring in the second half of 2022. See “Item 3 – Legal Proceedings.”

Other non-interest expense increased $2.3 million from the prior year due primarily to $2.3 million fair value discounts on $65.6 million of Advantage Loan Program loans repurchased during the current year. The loss on the repurchases were driven by the rise in market interest rates during the year. Additionally, other non-interest expense for the year ended December 31, 2022 included additional tax of $1.3 million related to the life insurance policies surrender in the second quarter of 2022.

Income Tax Expense. We recorded an income tax expense of $6.6 million, or effective tax rate of 88%, for the year ended December 31, 2022, compared to income tax expense of $9.6 million, or effective tax rate of 29%, for the year ended December 31, 2021. Our income tax expense for the year ended December 31, 2022 included $3.6 million in income tax on the increase in the cash surrender value of certain split-dollar and company-owned life insurance policies as a result of the surrender of these policies and the effect of the increase in our liability for contingent losses during 2022 being non-deductible.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure we have adequate liquidity to fund our operations. Our primary sources of funds consist of cash flows from operations and sales of our investment securities, and proceeds from the issuance and sale of our equity securities. Additional liquidity is provided by our ability to borrow from the FHLB or our ability to sell portions of our loan portfolio. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operations and additional liquidity measures, if determined to be necessary. Our cash requirements based on contractual payment dates of our known contractual and other obligations as of December 31, 2022 are summarized in the following table:

	Contractual Maturities as of December 31, 2022
		More Than	More Than
		One Year	Three Years
	Less Than	Through	Through	Over
	One Year	Three Years	Five Years	Five Years	Total

	(In thousands)
Long‑term FHLB advance(1)	$—	$—	$—	$50,000	$50,000
Subordinated notes(2)	—	—	65,000	—	65,000
Noncancelable operating lease obligations(3)	4,086	7,082	4,192	1,805	17,165
Time deposits	444,911	413,010	3,812	—	861,733
Projected interest payments on debt(4)	7,993	16,046	3,987	1,364	29,390
Total	$456,990	$436,138	$76,991	$53,169	$1,023,288
(1)	The FHLB advance of $50 million is callable in May 2024.
(2)	Subordinated notes exclude an unamortized debt premium of $0.3 million. At any time, the Company may redeem the subordinated notes, in whole or part, in an amount equal to the outstanding principal amount being redeemed plus accrued interest.
(3)	Our operating lease obligations include contractual payments required under our noncancelable operating lease contracts.
(4)	Projected interest payments on debt include interest payments on subordinated notes and FHLB advances. Projected interest payments on variable-rate borrowings are calculated based on current rates as of December 31, 2022.

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the table above.

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and investment securities in our available for sale portfolio. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At December 31, 2022 and 2021, cash and due from banks totaled $379.8 million and $411.7 million, respectively; interest-bearing time deposits with other banks totaled $0.9 million and $1.2 million, respectively; and debt securities available for sale, totaled $343.6 million and $308.7 million, respectively. We purchased investment securities of $154.5 million and $150.2 million during the year ended December 31, 2022 and 2021, respectively, and had maturing investments of $87.8 million and $137.0 million during the year ended December 31, 2022 and 2021, respectively. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. At December 31, 2022, outstanding FHLB advances totaled $50.0 million, compared to $150.0 million at December 31, 2021. During the year ended December 31, 2022, we repaid $135 million of borrowings. In September 2022, the Company entered into a short-term variable-rate advance of $35 million with a maturity date of March 2023. This short-term variable-rate advance was repaid in September 2022. In 2021, we repaid $168 million of borrowings. There were no amounts outstanding on lines of credit with other banks during the years ended December 31, 2022 and 2021. Based on our collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $332.3 million. We also had available credit lines with other banks totaling $80.0 million.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.0 billion at December 31, 2022, a decrease of $307.7 million from December 31, 2021. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position. As of December 31, 2022, time deposits due within one year were $444.9 million, or 23% of total deposits. As of December 31, 2021, time deposits due within one year were $646.6 million, or 29% of total deposits.

The cash outflows from decreases in deposits and borrowed funds was more than offset by the cash inflows from net decreases in loans. During the year ended December 31, 2022 and 2021, we originated $134.4 million and $193.2 million, respectively, of loans. Cash flows provided by loan payoffs totaled $514.0 million and $792.9 million during the year ended December 31, 2022 and 2021, respectively. We also sell residential mortgage loans in the secondary market primarily to third party investors. The agreements under which we sell residential mortgages loans contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. In the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. During the year ended December 31, 2022 and 2021, the Company has repurchased pools of Advantage Loan Program loans sold with a total outstanding unpaid principal balance of $65.6 million and $173.8 million, respectively. In addition, we entered into an agreement with these investors to repurchase additional loans pools with an aggregate unpaid principal balance of $21.3 million through July 2025. At December 31, 2022, the unpaid principal balance of the sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our offers were accepted totaled $43.3 million, which includes loans that we have committed to repurchase. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these purchases will reduce our liquidity.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our consolidated balance sheets, as well as commitments on unused lines of credit, that involve elements of credit and interest rate risk in excess of the amount recorded in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At December 31, 2022, we had unfunded commitments to extend credit totaling $20.9 million and standby letters of credit outstanding of $24 thousand.

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

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of interest expense on subordinated notes and expenses attributable to public company operations. The Company suspended cash dividends to shareholders and its share repurchase program early in 2020. At December 31, 2022, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026, but may be redeemed by us, in whole or in part. There have been no redemptions on the subordinated notes. The subordinated notes require interest payable semi-annually on April 15 and October 15 in arrears at a variable-rate of interest of the three-month LIBOR rate plus a margin of 5.82% (9.90% at December 31, 2022). Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate on June 30, 2023, the subordinated notes will bear interest at a rate based on SOFR. See “Item 1. Business—Supervision and Regulation—LIBOR Discontinuation for additional information.”

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

These capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing the minimum regulatory capital requirements, the regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. At December 31, 2022 and 2021, the Company and the Bank held capital in excess of the CCB.

At December 31, 2022 and 2021, the Company and the Bank had met all regulatory capital requirements to which they are subject and held capital in excess of the CCB, and the Bank’s regulatory capital ratios exceeded the requirements to be considered well capitalized for all regulatory purposes. Additionally, the Company and the Bank have each elected to comply with the CBLR framework, effective as of January 1, 2023. Had we been subject to the CBLR framework at December 31, 2022, we would have been in compliance with the CBLR requirements and would have met the requirements to be considered well capitalized. For further information regarding our regulatory capital requirements, see “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 12 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits, calculated quarterly, for various interest rate-related metrics, our economic value of equity (“EVE”) and net interest income simulations involving parallel shifts in interest rate curves. Steepening and flattening yield curves and various prepayment and deposit duration assumptions are prepared at least annually. Our interest rate management policies also require periodic review and documentation of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates and deposit durations based on historical analysis.

We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Net Interest Income Simulation. We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest income. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates on a static balance sheet and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates and pricing decisions on loans and deposits.

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning December 31, 2022 and 2021. The table below demonstrates that we are asset sensitive at December 31, 2022 and 2021, with the asset sensitivity of our balance sheet decreasing from December 31, 2021 primarily from the changing balance sheet mix with longer duration loans exiting or moving into cash, and shorter duration liquid deposits exiting or moving into certificates of deposits.

	At December 31,
	2022		2021
	Estimated		Estimated
	12‑Months		12‑Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$83,587	4%	$89,266	6%
100	82,016	2%	86,909	3%
0	80,074		84,214
−100	75,959	(5)%	79,552	(6)%
−200	70,881	(12)%

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

The following table presents, as of December 31, 2022 and 2021, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The sensitivity of our balance sheet increased from December 31, 2021 in the up-rate scenario primarily as a result of yield curve and pricing effects on our non-maturity deposit liabilities and extending durations on loans and investment securities. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At December 31,
	2022		2021
	Economic		Economic
Change in Interest Rates (Basis Points)	Value of Equity	Change	Value of Equity	Change

	(Dollars in thousands)
200	$489,907	(10)%	$506,761	3%
100	521,450	(4)%	505,676	3%
0	542,625		490,567
−100	537,092	(1)%	437,362	(11)%
−200	522,085	(4)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Sterling Bancorp, Inc.

Southfield, Michigan

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Assessment of Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 2 to the financial statements, the Company’s allowance for loan losses is a valuation allowance for probable incurred credit losses in its loan portfolio. The allowance for loan losses was $45,464,000 at December 31, 2022, almost all of which was a general valuation allowance on loans collectively evaluated for impairment, determined based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment.

The general economic conditions and other qualitative factors considered in the general valuation allowance allocation include the following: levels of and trends in delinquencies and classified loans; trends in loan growth; effects of any changes in underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions as indicated by unemployment rates, consumer confidence and household income; industry conditions such as property values and vacancy risk; and effects of changes in credit concentrations.

Management uses judgment to assign each qualitative factor a level of risk, which is then translated into additional basis points added to the historical loss rates.  These basis point adjustments can vary based on portfolio segment as well as geography. Due to the significant auditor judgment involved in evaluating management’s translation of the information used in the formulation of the qualitative factors into risk level assignments, we identified the auditing of the qualitative factors as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

●	Testing the operating effectiveness of controls over the evaluation of the support used to estimate the qualitative factors, including:
o	Management’s controls over the completeness and accuracy of internal data used to formulate the qualitative factors.
o	Management’s review of the relevance and reliability of external data used as the basis for the qualitative factors.
o	Management’s review of the significant judgments and assumptions used to translate the data used in the formulation of the factors into risk level assignments and the resulting adjustments.
o	Management’s review of the mathematic accuracy of the qualitative factors calculation.
●	Substantively testing management’s process for developing the qualitative factors, which included:
o	Evaluation of the completeness and accuracy of internal data used to formulate the qualitative factors
o	Evaluation of the relevance and reliability of external data used as a basis for the factors.
o

Evaluation of the reasonableness of management’s judgments and significant assumptions related to the translation of the data used in the formulation of the factors into risk level assignments and the resulting adjustments.

o	Testing the mathematical accuracy of the allowance for loan losses calculation, including the application of the qualitative factors.

Accrual for and Disclosure of Legal Proceedings

As described in Note 2 and Note 19 to the financial statements, the Company has been the subject of investigations by various regulatory agencies and other legal proceedings (collectively referred to as contingencies).  The Company accrues a liability for fines, assessments or other remedies when it becomes probable the resolution of the contingencies will result in expense to the Company and such expenses are reasonably estimable. Due to the significant auditor judgment involved in evaluating management’s determination of the accrual and disclosures related to contingencies, we identified auditing the accrual for and disclosure of legal proceedings as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•	Testing the operating effectiveness of controls over the evaluation of the contingencies and the determination of the accrual and disclosures related to legal proceedings
•	Substantively testing management’s process, including evaluating their judgments, for developing the accrual and disclosures related to contingencies, which included evaluation of:
o	information received from Company legal counsel regarding the various government investigations and legal proceedings, and
o	other evidence regarding the likelihood an expense had been incurred and, if so, the estimated amount of that expense.

/s/ Crowe LLP

We have served as the Company's auditor since 2003.

Cleveland, Ohio

March 16, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sterling Bancorp, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2022	2021
Assets
Cash and due from banks	$379,798	$411,676
Interest-bearing time deposits with other banks	934	1,183
Investment securities	348,200	313,879
Loans held for sale	7,725	64,987
Loans, net of allowance for loan losses of $45,464 and $56,548 at December 31, 2022 and 2021, respectively	1,613,385	1,956,266
Accrued interest receivable	7,829	7,696
Mortgage servicing rights, net	1,794	2,722
Leasehold improvements and equipment, net	6,301	7,421
Operating lease right-of-use assets	14,800	18,184
Federal Home Loan Bank stock, at cost	20,288	22,950
Company-owned life insurance	8,501	33,033
Deferred tax asset, net	23,704	21,426
Other assets	11,476	15,407
Total assets	$2,444,735	$2,876,830

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$53,041	$63,760
Interest-bearing deposits	1,900,996	2,197,975
Total deposits	1,954,037	2,261,735
Federal Home Loan Bank borrowings	50,000	150,000
Subordinated notes, net	65,271	65,343
Operating lease liabilities	15,990	19,400
Accrued expenses and other liabilities	46,810	36,725
Total liabilities	2,132,108	2,533,203

Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,795,871 shares and 50,460,932 shares at December 31, 2022 and 2021, respectively	83,295	82,157
Additional paid-in capital	14,808	14,124
Retained earnings	234,049	248,243
Accumulated other comprehensive loss	(19,525)	(897)
Total shareholders’ equity	312,627	343,627
Total liabilities and shareholders’ equity	$2,444,735	$2,876,830

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Interest income
Interest and fees on loans	$87,375	$113,822	$146,702
Interest and dividends on investment securities and restricted stock	6,426	1,794	3,618
Other interest	6,131	925	1,043
Total interest income	99,932	116,541	151,363

Interest expense
Interest on deposits	14,992	18,116	37,482
Interest on Federal Home Loan Bank borrowings	1,169	3,118	3,403
Interest on subordinated notes	4,969	4,127	4,713
Total interest expense	21,130	25,361	45,598

Net interest income	78,802	91,180	105,765
Provision (recovery) for loan losses	(9,934)	(8,265)	54,865
Net interest income after provision (recovery) for loan losses	88,736	99,445	50,900

Non-interest income
Service charges and fees	435	509	426
Gain on sale of investment securities	32	—	179
Gain on sale of mortgage loans held for sale	143	634	2,050
Unrealized gain (loss) on equity securities	(580)	(142)	108
Gain on sale of branch office	—	1,417	—
Net servicing loss	(20)	(1,208)	(1,324)
Income earned on company-owned life insurance	751	1,286	1,160
Other	586	3,310	1,737
Total non-interest income	1,347	5,806	4,336

Non-interest expense
Salaries and employee benefits	33,507	28,220	30,655
Occupancy and equipment	8,657	9,108	8,788
Professional fees	23,908	24,709	32,646
FDIC assessments	1,146	2,029	1,768
Data processing	3,058	1,900	1,458
Net provision (recovery) of mortgage repurchase liability	(639)	(1,234)	2,527
Provision (recovery) of contingent losses, net	18,239	—	(10,000)
Other	9,772	7,486	6,270
Total non-interest expense	97,648	72,218	74,112

Income (loss) before income taxes	(7,565)	33,033	(18,876)
Income tax expense (benefit)	6,629	9,643	(5,909)
Net income (loss)	$(14,194)	$23,390	$(12,967)

Income (loss) per share, basic and diluted	$(0.28)	$0.47	$(0.26)

Weighted average common shares outstanding:
Basic	50,346,198	50,049,902	49,840,882
Diluted	50,346,198	50,139,310	49,840,882

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(14,194)	$23,390	$(12,967)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the year, net of tax effect of $(7,048), $(499) and $129, respectively	(18,605)	(1,284)	320
Reclassification adjustment for gains included in net income (loss) of $32, $— and $179, respectively, included in gain on sale of investment securities, net of tax effect of $9, $—and $50, respectively	(23)	—	(129)
Total other comprehensive income (loss)	(18,628)	(1,284)	191
Comprehensive income (loss)	$(32,822)	$22,106	$(12,776)

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2020	49,944,473	$80,889	$13,210	$238,319	$196	$332,614
Net loss	—	—	—	(12,967)	—	(12,967)
Repurchases of shares of common stock (Note 10)	(10,912)	(82)	—	—	—	(82)
Stock-based compensation	48,300	—	334	—	—	334
Other comprehensive income	—	—	—	—	191	191
Dividends distributed ($0.01 per share)	—	—	—	(499)	—	(499)
Balance at December 31, 2020	49,981,861	80,807	13,544	224,853	387	319,591
Net income	—	—	—	23,390	—	23,390
Issuance of shares of common stock for cash ($4.50 per share) (Note 10)	300,000	1,350	—	—	—	1,350
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	187,607	—	626	—	—	626
Other comprehensive loss	—	—	—	—	(1,284)	(1,284)
Balance at December 31, 2021	50,460,932	82,157	14,124	248,243	(897)	343,627
Net loss	—	—	—	(14,194)	—	(14,194)
Repurchase of restricted shares to pay employee tax liability	(32,929)	—	(216)	—	—	(216)
Issuance of shares of common stock to defined contribution retirement plan (Note 10)	160,978	1,138	—	—	—	1,138
Stock-based compensation	206,890	—	900	—	—	900
Other comprehensive loss	—	—	—	—	(18,628)	(18,628)
Balance at December 31, 2022	50,795,871	$83,295	$14,808	$234,049	$(19,525)	$312,627

See accompanying notes to consolidated financial statements.

Sterling Bancorp, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(14,194)	$23,390	$(12,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for loan losses	(9,934)	(8,265)	54,865
Deferred income taxes	4,779	3,400	(12,305)
Gain on sale of branch office	—	(1,417)	—
Gain on sale of investment securities	(32)	—	(179)
Unrealized (gain) loss on equity securities	580	142	(108)
Net amortization (accretion) on investment securities	(841)	2,380	598
Depreciation and amortization on leasehold improvements and equipment	1,541	1,754	1,608
Originations, net of principal payments, of loans held for sale	(3,641)	(9,995)	(174,700)
Proceeds from sale of mortgage loans held for sale	8,798	21,168	174,066
Gain on sale of loans held for sale	(143)	(634)	(2,050)
Net provision (recovery) of mortgage repurchase liability	(639)	(1,234)	2,527
Provision for contingent losses	18,239	—	2,500
Recovery of contingent losses	—	—	(12,500)
Increase in cash surrender value of company-owned life insurance,net of premiums	(345)	(538)	(578)
Valuation allowance adjustments and amoritzation of mortgage servicing rights	939	3,102	4,790
Stock-based compensation	900	626	334
Other	70	468	162
Change in operating assets and liabilities:
Accrued interest receivable	(133)	3,294	2,728
Other assets	4,887	14,718	(8,946)
Accrued expenses and other liabilities	(8,493)	(21,613)	(11,199)
Net cash provided by operating activities	2,338	30,746	8,646
Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	934	6,336	2,710
Purchases of interest-bearing time deposits with other banks	(685)	(498)	(8,706)
Maturities and principal receipts of investment securities	87,748	136,989	144,203
Proceeds from sale of investment securities	6,999	—	99,971
Purchases of investment securities	(154,460)	(150,216)	(396,634)
Proceeds received from redemption of Federal Home Loan Bank stock	2,662	—	—
Net decrease in loans	433,903	603,916	452,631
Purchases of portfolio loans	(97,974)	(179,341)	(69,465)
Principal payments received on commercial real estate loans held for sale	2,531	—	—
Proceeds from the sale of commercial real estate loans originated for investment	67,584	—	—
Proceeds received from settlement of company-owned life insurance policies	24,877	—	—
Cash paid on sale of branch office	—	(63,545)	—
Purchases of leasehold improvements and equipment	(421)	(1,171)	(922)
Net cash provided by investing activities	373,698	352,470	223,788
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(307,698)	(803,341)	599,825
Proceeds from advances from Federal Home Loan Bank	35,000	—	100,000
Repayments of advances from Federal Home Loan Bank	(135,000)	(168,000)	(11,000)
Proceeds from issuance of shares of common stock	—	1,350	—
Cash paid for surrender of vested shares to satisfy employee tax liability	(216)	(46)	—
Repurchase of shares of common stock	—	—	(82)
Dividends paid to shareholders	—	—	(499)
Net cash provided by (used in) financing activities	(407,914)	(970,037)	688,244
Net change in cash and due from banks	(31,878)	(586,821)	920,678
Cash and due from banks, beginning of year	411,676	998,497	77,819
Cash and due from banks, end of year	$379,798	$411,676	$998,497
Supplemental cash flows information
Cash paid for:
Interest	$19,835	$50,751	$48,270
Income taxes	2,279	37	13,906
Noncash investing and financing activities:
Transfers of residential and commercial real estate loans to loans held for sale	—	53,628	19,375
Transfers of residential real estate loans from loans held for sale	—	—	399
Right-of-use assets obtained in exchange for new operating lease liabilities	212	3,883	4,405
Shares of common stock issued in satisfaction of matching contribution in defined contribution retirement plan	1,138	—	—

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial lines of credit and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. It also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 28 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York and Southfield, Michigan.

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

In July 2021, the Company completed the sale of the Bellevue, Washington branch office to First Federal Savings & Loan Association of Port Angeles (“First Federal”), a Washington state-chartered bank. The sale included the transfer of customer deposit accounts of $65,437 located at the branch, as well as the transfer of all branch premises and equipment. The transaction resulted in a net cash payment to First Federal of $63,545. The Company recorded a gain on the sale of $1,417 during the year ended December 31, 2021.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the results of Sterling Bancorp, Inc. and its wholly-owned subsidiaries.

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

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine its fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not readily available, the Company uses present value techniques and other valuation methods, as disclosed in Note 15—Fair Values of Financial Instruments, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Debt securities available for sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate owned, nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments generally involve write-downs of individual assets or application of lower of amortized cost or fair value accounting.

Consolidated Statements of Cash Flows

The Company presents the cash flows from customer loans, deposit transactions and short-term borrowings on a net basis in its consolidated statements of cash flows.

Cash flows related to loans are classified within operating and investing activities in the consolidated statements of cash flows based on their initial classification of the loan.

Cash and Due from Banks

Cash and due from banks includes cash, certificates of deposit and other deposits held with other banks with original maturities of three months or less.

Interest-bearing Time Deposits with Other Banks

Interest-bearing time deposits with other banks consists of certificates of deposit with maturities greater than three months and are carried at cost. Each certificate of deposit is below the FDIC insurance limit of $250. Interest income is recorded when earned.

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At December 31, 2022 and 2021, residential real estate loans accounted for 84% and 83%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2022 and 2021, approximately 81% and 85%, respectively, of gross loans was originated with respect to properties or businesses located in the state of California.

In December 2019, the Company terminated a loan product consisting of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which continues to be the largest portion of our gross residential loans. An internal review of the Advantage Loan Program indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. Refer to Note 19—Commitments and Contingencies.

Advantage Loan Program loans (including residential real estate loans held for sale of $6,181 and $11,359 at December 31, 2022 and 2021, of which $1,942 and $8,671 were on nonaccrual status as of those respective dates) totaled $880,373 and $1,185,458, or 63% and 69% of gross residential loans, at December 31, 2022 and 2021, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Employee Retention Credits Under the CARES Act

In the third quarter of 2021, the Company evaluated its eligibility for the employee retention credits (“ERC”) offered under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and determined it qualified for the ERC for the first three quarters of 2021. The Company qualified for the ERC because its gross receipts (which consisted of total interest income and other fees from banking activities and services) decreased more than 20% in 2021 from each of the respective quarters of 2019. The ERC was a refundable tax credit against certain employment taxes. The ERC was equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and was capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed was $7,000 per employee for each of the first three quarters in 2021. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than just wages paid to employees not providing services). The Company has amended and filed certain payroll tax filings to apply for a refund for each of the first three quarters of 2021.

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

During the year ended December 31, 2021, the Company recorded a benefit of $6,529 resulting in a net reduction of salaries and employee benefits expense in the consolidated statements of operations. The Company initially recorded a grant receivable of $6,529 and has received refunds or credits of $886 during the year ended December 31, 2022. The Company has a grant receivable of $5,643 and $6,529 which is recorded in other assets in the consolidated balance sheets at December 31, 2022 and 2021, respectively. The Company expects to receive the balance of the refunds in 2023.

Investment Securities

Investment securities includes debt securities and equity securities.

Debt Securities

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.

Debt securities available for sale are stated at fair value, with unrealized gains and losses excluded from income and reported in accumulated other comprehensive loss, net of income taxes. Held to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums (noncallable) and accretion of discounts. The Company amortizes premiums and accretes discounts using the effective interest method over the contractual life of the individual securities or, in the case of asset-backed securities, using the effective yield method over the estimated life of the individual securities.

Interest income includes amortization or accretion of purchase premium or discount. Gains and losses realized on the sales of available for sale investment securities are recorded on the settlement date and determined using the specific identification method. Held to maturity investment securities are stated at amortized cost and may have a realized gain or loss if the investment security is retired or redeemed before the original maturity date.

Accrued interest receivable related to available for sale and held to maturity investment securities are recorded separately from the amortized cost basis of investment securities in the consolidated balance sheets.

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

If the Company intends to sell the debt security or it is more likely than not that the Company will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in the consolidated statements of operations. If the Company does not intend to sell the debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery of its amortized cost basis, only the current period credit loss of any impairment of a debt security is recognized in the consolidated statements of operations, with the remaining impairment recorded in other comprehensive income (loss).

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

Loans Held for Sale

The Company originates certain loans intended for sale in the secondary market. Loans held for sale are carried at the lower of amortized cost or fair value on an individual loan basis. The fair value of loans held for sale are primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to non-interest income in the consolidated statements of operations.

Performing residential real estate loans that are held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. On the sale of an originated loan, the servicing right is recorded at its estimated fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and are recorded as a component of non-interest income.

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

Interest income on loans is accrued as earned using the interest method over the term of the loan. The accrual of interest income is discontinued at the time the loan is 90 days past due or earlier if conditions warrant and placed on nonaccrual status. In all cases, loans are placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. All interest accrued and not received for loans placed on nonaccrual status is reversed against interest income. Any payments received on nonaccrual loans are applied to interest income on a cash basis if the loan is considered well secured. Otherwise, all payments received are applied first to outstanding loan principal amounts and then to the recovery of the charged off loan amounts. Any excess is treated as a recovery of interest and fees. Loans are returned to accrual status after all principal and interest amounts contractually due are made and future payments are reasonably assured. Accrued interest receivable related to loans is recorded separately from the amortized cost basis of loans on the consolidated balance sheets.

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

Troubled Debt Restructurings

The Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize the risk of loss. Loans that have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. To determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed as part of the credit underwriting process.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment. The historical loss experience is determined by portfolio segment, discussed below, and is based on the actual loss history experienced over the most recent three-year period. Significant judgment is used to assign each qualitative factor a level of risk, which is translated into additional basis points added to the historical loss rates. These economic and other risk factors include consideration of the following: levels of and trends in delinquencies and classified loans; trends in loan growth; effects of any changes in underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions as indicated by unemployment rates, consumer confidence and household income; industry conditions such as property values and vacancy risk; and effects of changes in credit concentrations.

The following portfolio segments have been identified:

A)	Residential Real Estate—The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating. The classes in the residential real estate portfolio segment consist of residential first mortgages and residential second mortgages.
B)	Commercial Real Estate—Adverse economic developments or an overbuilt market may impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations. The segmentation classes in the commercial real estate portfolio consist of retail, multifamily, offices, hotels/single-room occupancy hotels, industrial and other.
C)	Construction Loans—The construction loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history. There is no further segmentation of the construction portfolio segment into classes.
D)	Commercial Lines of Credit—The commercial lines of credit portfolio is comprised of loans to businesses such as sole proprietorships, partnerships, limited liability companies and corporations for the daily operating needs of the business. The risk characteristics of these loans vary based on the borrowers’ business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured. The segmentation classes in the commercial lines of credit portfolio consist of private banking loans and commercial & industrial (“C&I”) lending.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

E)	Other Consumer—The consumer loan portfolio currently consists only of overdraft protection lines with no further segmentation into classes. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate the borrowers’ capacity to repay their obligations may be deteriorating.

Mortgage Servicing Rights, net

Servicing assets (mortgage servicing rights) are recognized separately when residential real estate loans are sold with servicing rights retained by the Company. Mortgage servicing rights are initially recorded at fair value, which is determined based on an internal valuation model that calculates the present value of estimated future net servicing income. The servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into non-interest income in the consolidated statements of operations in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

On a quarterly basis, servicing assets are evaluated for impairment based upon the fair value of the mortgage servicing rights compared to their carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the servicing asset is carried at fair value. Impairment is recognized through a valuation allowance for an individual grouping. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances are reported within net servicing loss on the consolidated statements of operations. The fair values of servicing assets are subject to significant fluctuations due to changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing income. Servicing fees totaled $905, $1,841 and $3,373 for the year ended December 31, 2022, 2021 and 2020, respectively. Late fees and ancillary fees related to loan servicing were not material for the periods presented.

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

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of FHLB borrowings and other factors and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of its par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends on FHLB stock are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of operations. Cash dividends received amounted to $433, $609 and $847 for the year ended December 31, 2022, 2021 and 2020, respectively.

Company-Owned Life Insurance

The Company has purchased life insurance policies on certain officers and employees. In addition, the Company still owns policies on retired and former employees. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Income from these policies and changes in the cash surrender value of the life insurance policies are recorded in non-interest income in the consolidated statements of operations and are generally not subject to income taxes.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

During the year ended December 31, 2022, the Company surrendered certain life insurance policies related to former executives and a controlling shareholder. Refer to Note 14—Employee Benefit Plans.

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

Mortgage Repurchase Liability

In connection with portfolio loans sold in the secondary market, the Company makes customary representations and warranties about certain characteristics of each loan. The Company establishes a liability which may result from breaches in such representations and warranties. The mortgage repurchase liability reflects management’s estimate of such losses based on a combination of factors. The Company’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as expectations of future repurchase demands and economic factors. The actual loss on repurchases could vary significantly from the recorded repurchase liability, depending on the outcome of various factors.

A loss incurred on the repurchase of the Advantage Loan Program loans is charged against the mortgage repurchase liability, except when the unpaid principal balance of the loan is greater than its fair value on the date of repurchase. The amount in excess of fair value is recorded as a loss on repurchase in other non-interest expense. The disposition of the mortgage servicing rights related to servicing the respective loans (as mortgage servicing of these loans was retained at the time of sale) is recorded in net servicing loss in non-interest income in the consolidated statements of operations. The Advantage Loan Program loans that have been repurchased are then included in loans held for investment. The mortgage repurchase liability is included in accrued expenses and other liabilities.

Legal Contingencies and Litigation Accruals

The Company is involved in several material legal proceedings, as disclosed in Note 19—Commitments and Contingencies. On a quarterly basis, management assesses potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent that may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, net income (loss) would be increased or decreased accordingly. If the differences are material, the consolidated financial statements could be materially impacted.

Revenue from Contracts with Customers

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services as performance obligations are satisfied.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The majority of the Company’s revenues are from interest income and other sources, including loans and investment securities, as well as fees related to mortgage servicing activities, which are not within the scope of ASC 606 and are instead subject to other accounting guidance. The Company’s services that are within the scope of ASC 606 are recorded within non-interest income, which includes service charges on deposit accounts, interchange income and other service charges and fees. Descriptions of these activities that are within the scope of ASC 606, which are presented in the consolidated statements of operations as components of non-interest income, are as follows:

Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligations. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are withdrawn from the customer’s account balance.

Interchange fees: The Company earns interchange fees from debit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Such interchange activity is shown on a net basis through non-interest income, other income.

Other service charges and fees: Other charges and fees includes revenue generated from wire transfers, lockboxes and the issuance of checks. Such fees are recognized at the point in time the customer requests the service, and the service is rendered.

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

Compensation cost is recorded over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Income Taxes

Income taxes are provided for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. A deferred tax valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.

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

Recently Issued Accounting Guidance

In December 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extends the expiration date of Topic 848 from December 31, 2022 to December 31, 2024. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and amended by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope; provides for relief, that is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In March 2021, the United Kingdom Financial Conduct Authority announced that the intended cessation date of LIBOR in the United States would be June 30, 2023. The guidance provides that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. If certain criteria are met, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform through December 31, 2024.

The Company’s primary contracts that reference LIBOR are its loan contracts and its outstanding subordinated notes. Pursuant to federal legislation as well as the New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the subordinated notes will bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) and the LIBOR-based loans will also bear interest at a rate based on SOFR. The Company will take advantage of the LIBOR transition relief allowed under ASU No. 2020-04 to not apply modification accounting requirements to these contracts affected by reference rate reform beginning in the second quarter of 2023 and in future periods through December 31, 2024, as necessary.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

In March 2022, FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings involving borrowings that are experiencing financial difficulty. Specifically, rather than applying the troubled debt restructuring recognition and measurement guidance, creditors should evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Also, losses associated with troubled debt restructurings should be incorporated in a creditor’s estimate of its allowance for credit losses. Public business entities are required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases. For entities that have not yet adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“2016-13”), ASU 2022-02 is effective when the entity adopts the guidance in ASU 2016-13. The Company adopted the provisions of ASU No. 2022-01 on January 1, 2023, along with its adoption of ASU 2016-13, as discussed below.

In June 2016, the FASB issued ASU No. 2016-13 (and issued subsequent ASUs on Topic 326), which significantly changes estimates for credit losses related to financial assets measured at amortized cost, including loan receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees, and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, Topic 326 require credit losses on available for sale debt securities to be presented as an allowance rather than as a write-down. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company, as a smaller reporting company as of the relevant measuring period, qualified for an extension of the adoption of ASU No. 2016-13 (and all subsequent ASUs on Topic 326) to January 1, 2023.

The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. The Company has developed new expected credit loss estimation models and engaged a third party to complete the model validation. As allowed by Topic 326, the Company elected to generally maintain pools of loans accounted for under ASC 310-30. The loan portfolio was pooled into segments with similar characteristics and risk profiles for which the probability of default/loss given default methodology is then applied. The Company will utilize a 24-month economic forecast. The Company also made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable and to present accrued interest receivable separately from the related financial asset on the consolidated balance sheet.

Management is finalizing the qualitative component of the CECL calculation and remediating findings from the model validation. Management is determining the impact on the Company’s financial condition, results of operations, liquidity and regulatory capital ratios. While the Company does not expect that the adoption of this guidance will result in a material cumulative-effect adjustment to retained earnings, net of income taxes, upon adoption, the ultimate impact may change as we finalize our implementation controls and processes.

Also, the Company did not record an allowance related to its available for sale debt securities at the date of adoption since credit losses do not exist in its investment portfolio.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 3—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$175,878	$17	$(7,458)	$168,437
Mortgage-backed securities	41,388	—	(4,655)	36,733
Collateralized mortgage obligations	153,066	4	(14,829)	138,241
Collateralized debt obligations	157	—	(10)	147
Total	$370,489	$21	$(26,952)	$343,558

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$122,291	$106	$(229)	$122,168
Mortgage-backed securities	49,739	84	(386)	49,437
Collateralized mortgage obligations	137,662	530	(1,343)	136,849
Collateralized debt obligations	211	—	(8)	203
Total	$309,903	$720	$(1,966)	$308,657

Securities with a fair value of $106,697 were pledged as collateral on the FHLB borrowings at December 31, 2022.

Accrued interest receivable related to investment securities were $930 and $410 at December 31, 2022 and 2021, respectively, and is recorded separately from the amortized cost basis of the investment securities on the consolidated balance sheets.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $353 and $529 at December 31, 2022 and 2021, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of December 31, 2022 and 2021.

Information pertaining to sales of debt securities available for sale for the year ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Proceeds from the sale of investment securities	$6,999	$—	$99,971

Gross realized gains	$33	$—	$337
Gross realized losses	(1)	—	(158)
Total net realized gains	$32	$—	$179

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The income tax expense related to the net realized gains was $9 and $50 for the year ended December 31, 2022 and 2020, respectively.

The amortized cost and fair value of U.S. Treasury and Agency securities at December 31, 2022 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$47,482	$47,314
Due after one year through five years	128,396	121,123
Mortgage-backed securities	41,388	36,733
Collateralized mortgage obligations	153,066	138,241
Collateralized debt obligations	157	147
Total	$370,489	$343,558

The following table summarizes debt securities available for sale, at fair value, with unrealized losses at December 31, 2022 and 2021 aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$100,815	$(2,839)	$44,605	$(4,619)	$145,420	$(7,458)
Mortgage-backed securities	5,792	(139)	30,941	(4,516)	36,733	(4,655)
Collateralized mortgage obligations	69,088	(3,169)	64,715	(11,660)	133,803	(14,829)
Collateralized debt obligations	—	—	147	(10)	147	(10)
Total	$175,695	$(6,147)	$140,408	$(20,805)	$316,103	$(26,952)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,865	$(229)	$—	$—	$49,865	$(229)
Mortgage-backed securities	7,878	(36)	8,729	(350)	16,607	(386)
Collateralized mortgage obligations	86,354	(1,342)	2,413	(1)	88,767	(1,343)
Collateralized debt obligations	—	—	203	(8)	203	(8)
Total	$144,097	$(1,607)	$11,345	$(359)	$155,442	$(1,966)

As of December 31, 2022, the debt securities portfolio consisted of 33 debt securities, with 30 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, management has both the intent and ability to hold these investments until the recovery of the decline. The fair value is expected to increase as these securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2022, the unrealized losses on investment securities were attributable to non-credit related factors, including changes in market value due to rising interest rates and other market changes. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2022. All interest and dividends are considered taxable.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2022 and 2021, equity securities totaled $4,642 and $5,222, respectively, and are included in investment securities in the consolidated balance sheets.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the statements of operations. At December 31, 2022 and 2021, equity securities with readily determinable fair values were $4,396 and $4,976, respectively. The following is a summary of unrealized and realized gains and losses recognized in the consolidated statements of operations:

	Year Ended
	December 31,
	2022	2021	2020
Net gains (losses) recorded during the year on equity securities	$(580)	$(142)	$108
Less: net gains (losses) recorded during the year on equity securities sold during the period	—	—	—
Unrealized gains (losses) recorded during the year on equity securities held at the reporting date	$(580)	$(142)	$108

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during 2022 and 2021. The investment was reported at $246 at December 31, 2022 and 2021.

Note 4—Loans

Loans Held for Sale

The major categories of loans held for sale were as follows:

	December 31,
	2022	2021
Residential real estate	$6,181	$11,359
Commercial real estate	1,544	53,628
Total loans held for sale	$7,725	$64,987

At December 31, 2022, loans held for sale includes nonaccrual residential real estate loans of $1,942. At December 31, 2021, loans held for sale includes nonaccrual loans of $18,026, consisting of residential real estate loans of $8,671 and commercial real estate loans of $9,355, of which one commercial real estate loan of $2,059 was considered a troubled debt restructuring.

During the year ended December 31, 2021, commercial real estate loans with a carrying value of $61,549 were reclassified as loans held for sale from loans held for investment due to management’s change in intent and decision to sell the loans. On the date of transfer, the amortized cost exceeded the fair value of the loans due to credit deterioration. The Company recorded a charge-off of $7,921 to the allowance for loan losses, which established a new aggregate cost basis for the loans of $53,628 on the date of transfer. In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans Held for Investment and Allowance for Loan Losses

The major categories of loans held for investment and the allowance for loan losses were as follows:

	December 31,
	2022	2021
Residential real estate	$1,391,276	$1,704,231
Commercial real estate	221,669	201,240
Construction	44,503	106,759
Commercial lines of credit	1,396	363
Other consumer	5	221
Total loans	1,658,849	2,012,814
Less: allowance for loan losses	(45,464)	(56,548)
Loans, net	$1,613,385	$1,956,266

Accrued interest receivable related to total gross loans, including loans held for sale, was $6,894 and $7,282 as of December 31, 2022 and 2021, respectively, and is recorded separately from the amortized cost basis of the loans on the consolidated balance sheets.

Loans totaling $389,830 and $557,410 were pledged as collateral on the FHLB borrowings at December 31, 2022 and 2021, respectively.

In October 2022, the Company acquired a pool of residential mortgage loans with an unpaid principal balance of $31,307 for a total purchase price of $30,847 from a third party investor. These loans were considered performing loans at the time of purchase.

During the year ended December 31, 2022, the Company charged off $4,064 of its recorded investment in certain higher risk commercial real estate loans held in its portfolio. These commercial real estate loans were then sold to a third-party investor for net cash proceeds of $17,794. No gain or loss was recorded on the sale of the commercial real estate loans.

During the year ended December 31, 2022 and 2021, the Company repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $65,621 and $173,829, respectively. The Advantage Loan Program loans that have been repurchased and included in the loan portfolio have an outstanding principal balance of $179,828 and $171,185 at December 31, 2022 and 2021, respectively. For more information on the repurchases of Advantage Loan Program loans, refer to Note 19—Commitments and Contingencies.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2022, 2021 and 2020:

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision (recovery) for loan losses	(5,105)	3,060	(7,919)	30	—	(9,934)
Charge offs	(197)	(4,064)	—	—	—	(4,261)
Recoveries	1,051	90	1,970	—	—	3,111
Total ending balance	$27,951	$11,694	$5,781	$38	$—	$45,464

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision (recovery) for loan losses	(1,578)	(2,052)	(4,552)	(83)	—	(8,265)
Charge offs	—	(7,921)	(1,965)	—	—	(9,886)
Recoveries	1,414	639	259	—	—	2,312
Total ending balance	$32,202	$12,608	$11,730	$8	$—	$56,548

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2020	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$12,336	$5,243	$3,822	$328	$1	$21,730
Provision (recovery) for loan losses	23,604	16,634	14,866	(237)	(2)	54,865
Charge offs	(3,594)	—	(707)	—	—	(4,301)
Recoveries	20	65	7	—	1	93
Total ending balance	$32,366	$21,942	$17,988	$91	$—	$72,387

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment by impairment methodology as of December 31, 2022 and 2021:

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$11	$—	$—	$—	$—	$11
Collectively evaluated for impairment	27,940	11,694	5,781	38	—	45,453
Total ending allowance balance	$27,951	$11,694	$5,781	$38	$—	$45,464
Loans:
Loans individually evaluated for impairment	$45	$—	$2,485	$107	$—	$2,637
Loans collectively evaluated for impairment	1,391,231	221,669	42,018	1,289	5	1,656,212
Total ending loans balance	$1,391,276	$221,669	$44,503	$1,396	$5	$1,658,849

				Commercial
	Residential	Commercial		Lines of	Other
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$159	$—	$—	$—	$—	$159
Collectively evaluated for impairment	32,043	12,608	11,730	8	—	56,389
Total ending allowance balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Loans:
Loans individually evaluated for impairment	$350	$4,441	$14,984	$116	$—	$19,891
Loans collectively evaluated for impairment	1,703,881	196,799	91,775	247	221	1,992,923
Total ending loans balance	$1,704,231	$201,240	$106,759	$363	$221	$2,012,814

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present information related to impaired loans by class of loans as of and for the periods indicated:

	At December 31, 2022			Year Ended December 31, 2022
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Commercial real estate:
Retail	$227	$—	$—	$—	$—	$—
Construction	2,485	2,485	—	6,004	166	149
Commercial lines of credit:
Private banking	107	107	—	112	6	5
Subtotal	2,819	2,592	—	6,116	172	154
With an allowance for loan losses recorded:
Residential real estate, first mortgage	79	45	11	169	4	4
Total	$2,898	$2,637	$11	$6,285	$176	$158

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	At December 31, 2021			Year Ended December 31, 2021
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$91	$65	$—	$79	$—	$—
Commercial real estate:
Retail	—	—	—	612	—	—
Hotels/Single-room occupancy hotels	4,459	4,441	—	14,370	—	—
Office	—	—	—	1,846	—	—
Other	—	—	—	68	—	—
Construction	15,004	14,984	—	30,239	231	218
Commercial lines of credit:
Private banking	116	116	—	1,034	8	8
Subtotal	19,670	19,606	—	48,248	239	226
With an allowance for loan losses recorded:
Residential real estate, first mortgage	273	285	159	281	3	3
Construction	—	—	—	2,541	219	200
Subtotal	273	285	159	2,822	222	203
Total	$19,943	$19,891	$159	$51,070	$461	$429

	At December 31, 2020			Year Ended December 31, 2020
	Unpaid			Average	Interest	Cash Basis
	Principal	Recorded	Allowance for	Recorded	Income	Interest
	Balance	Investment	Loan Losses	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$116	$94	$—	$96	$—	$—
Commercial real estate:
Retail	1,247	1,029	—	1,065	58	48
Hotels/Single-room occupancy hotels	11,428	11,419	—	5,221	—	—
Construction	42,669	41,951	—	29,395	964	744
Commercial lines of credit:
Private banking	—	—	—	1,505	42	35
C&I lending	3,857	3,857	—	1,184	—	—
Subtotal	59,317	58,350	—	38,466	1,064	827
With an allowance for loan losses recorded:
Residential real estate, first mortgage	114	114	41	116	5	4
Commercial real estate, hotels/single-room occupancy hotels	8,645	8,526	287	3,858	—	—
Construction	6,920	6,920	1,905	6,189	255	226
Commercial lines of credit:
Private banking	124	124	4	128	7	6
Subtotal	15,803	15,684	2,237	10,291	267	236
Total	$75,120	$74,034	$2,237	$48,757	$1,331	$1,063

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding nonaccrual loans held for sale, by class of loans as of December 31, 2022 and 2021:

	At December 31,
	2022		2021
		Loans Past		Loans Past
		Due Over 90		Due Over 90
	Nonaccrual	Days Still	Nonaccrual	Days Still
	Loans	Accruing	Loans	Accruing
Residential real estate:
Residential first mortgage	$33,501	$35	$45,439	$39
Residential second mortgage	189	—	236	—
Commercial real estate:
Hotels/Single-room occupancy hotels	—	—	4,441	—
Construction	—	—	12,499	—
Total	$33,690	$35	$62,615	$39

As of December 31, 2022, there were nonaccrual loans of $33,690 of which an allowance for loan losses of $5,160 has been allocated with respect to these loans. The estimated fair value of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered necessary.

The following tables present the aging of the recorded investment in past due loans as of December 31, 2022 and 2021 by class of loans:

	30 ‑ 59	60 ‑ 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2022	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$17,881	$5,337	$33,536	$56,754	$1,324,545	$1,381,299
Residential second mortgage	99	—	189	288	9,689	9,977
Commercial real estate:
Retail	—	—	—	—	28,971	28,971
Multifamily	—	—	—	—	81,444	81,444
Office	—	—	—	—	39,610	39,610
Hotels/Single-room occupancy hotels	—	—	—	—	5,208	5,208
Industrial	—	—	—	—	30,242	30,242
Other	—	—	—	—	36,194	36,194
Construction	—	—	—	—	44,503	44,503
Commercial lines of credit:
Private banking	—	—	—	—	107	107
C&I lending	—	—	—	—	1,289	1,289
Other consumer	—	—	—	—	5	5
Total	$17,980	$5,337	$33,725	$57,042	$1,601,807	$1,658,849

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	30 ‑ 59	60 ‑ 89	Greater than
	Days	Days	89 Days	Total	Loans Not
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Residential real estate:
Residential first mortgage	$24,044	$3,425	$45,478	$72,947	$1,617,509	$1,690,456
Residential second mortgage	107	—	236	343	13,432	13,775
Commercial real estate:
Retail	—	—	—	—	19,574	19,574
Multifamily	—	—	—	—	96,960	96,960
Office	—	—	—	—	12,382	12,382
Hotels/Single-room occupancy hotels	—	—	4,441	4,441	9,780	14,221
Industrial	—	—	—	—	7,320	7,320
Other	—	—	—	—	50,783	50,783
Construction	10,500	—	12,499	22,999	83,760	106,759
Commercial lines of credit:
Private banking	—	—	—	—	116	116
C&I lending	—	—	—	—	247	247
Other consumer	—	—	—	—	221	221
Total	$34,651	$3,425	$62,654	$100,730	$1,912,084	$2,012,814

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and other consumer loans, the Company also evaluates credit quality based on the aging status of the loan, which is presented above, and by payment activity. The Company reviews the status of nonperforming loans, which include loans 90 days past due and still accruing interest, and nonaccrual loans.

Troubled Debt Restructurings

At December 31, 2022 and 2021, the balance of outstanding loans identified as troubled debt restructurings, along with the allocated portion of the allowance for loan losses with respect to these loans, was as follows:

	At December 31,
	2022		2021
	Recorded	Allowance for	Recorded	Allowance for
	Investment	Loan Losses	Investment	Loan Losses
Residential real estate, first mortgage	$45	$11	$181	$39
Commercial real estate:
Hotels/Single-room occupancy hotels	—	—	4,441	—
Construction	2,485	—	13,678	—
Commercial lines of credit, private banking	107	—	116	—
Total	$2,637	$11	$18,416	$39

During the year ended December 31, 2022, there were no loans modified as troubled debt restructurings. At December 31, 2022, there were no troubled debt restructurings in default.

During the year ended December 31, 2021, there were no loans that defaulted for which the default occurred within one year of modification. At December 31, 2021, there were five loans totaling $15,752 in default that had been modified as troubled debt restructurings.

The terms of certain other loans have been modified during 2022 and 2021 that did not meet the definition of a troubled debt restructuring. These other loans that were modified were not considered significant.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Forbearance Loans

The CARES Act created a forbearance program for impacted borrowers and imposed a temporary 60-day moratorium on foreclosures and foreclosure-related evictions related to federally backed mortgage loans, which included loans secured by a first or subordinate lien on residential one-to-four family real property that have been purchased by Fannie Mae or Freddie Mac, are insured by the Department of Housing and Urban Development or are insured or guaranteed by other listed agencies. The federal agencies extended these programs on multiple occasions into late 2021, but they have since expired. The California legislature responded by enacting some statewide eviction protections which are in some cases supplemented by local ordinances, while the New York legislature extended the state’s eviction moratorium through January 2022.

The Company had offered forbearance under the CARES Act to customers facing COVID-19-related financial difficulties that generally provided for principal and interest forbearance for 120 days to residential borrowers with extensions available to qualified borrowers available for up to a maximum deferral period of twelve months, and these loans were not considered troubled debt restructurings. Under the forbearance program, interest continued to accrue at the note rate. At the end of the forbearance period, the borrower’s accrued but unpaid interest was added to their outstanding principal balance while keeping the principal and interest payment at the amount determined in accordance with the terms of the note, thus extending the loan’s maturity date. The terms of commercial loan forbearances were reviewed and determined on a case-by-case basis, and these loans were not considered troubled debt restructurings. The Company terminated the forbearance program, effective July 31, 2021. There were no loans outstanding under the COVID-19 forbearance program at December 31, 2022.

Foreclosure Proceedings

At December 31, 2022 and 2021, the recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5,711 and $2,780, respectively. Of the loans in formal foreclosure proceedings, $603 and $2,770 were included in loans held for sale in the consolidated balance sheets at December 31, 2022 and 2021, respectively, and were carried at the lower of amortized cost or fair value. The balance of loans are classified as held for investment and receive an allocation of the allowance for loan losses consistent with a substandard loan loss allocation rate as these loans were classified as substandard.

Credit Quality Indicators

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

At December 31, 2022 and 2021, the risk rating of loans by class of loans was as follows:

		Special
December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,347,763	$—	$33,536	$—	$1,381,299
Residential second mortgage	9,788	—	189	—	9,977
Commercial real estate:
Retail	28,971	—	—	—	28,971
Multifamily	67,361	14,083	—	—	81,444
Office	39,610	—	—	—	39,610
Hotels/Single-room occupancy hotels	—	3,669	1,539	—	5,208
Industrial	30,242	—	—	—	30,242
Other	21,036	15,158	—	—	36,194
Construction	31,369	4,650	8,484	—	44,503
Commercial lines of credit:
Private banking	107	—	—	—	107
C&I lending	1,289	—	—	—	1,289
Other consumer	5	—	—	—	5
Total	$1,577,541	$37,560	$43,748	$—	$1,658,849

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,644,974	$—	$45,249	$233	$1,690,456
Residential second mortgage	13,539	—	236	—	13,775
Commercial real estate:
Retail	18,846	728	—	—	19,574
Multifamily	75,543	8,104	13,313	—	96,960
Office	10,413	—	1,969	—	12,382
Hotels/Single-room occupancy hotels	8,205	—	6,016	—	14,221
Industrial	7,320	—	—	—	7,320
Other	48,996	1,692	95	—	50,783
Construction	67,254	17,226	16,348	5,931	106,759
Commercial lines of credit:
Private banking	116	—	—	—	116
C&I lending	236	11	—	—	247
Other consumer	221	—	—	—	221
Total	$1,895,663	$27,761	$83,226	$6,164	$2,012,814

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 5—Leasehold Improvements and Equipment, net

Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2022 and 2021 are as follows:

	Estimated
	Useful
	Life	December 31,
	(in years)	2022	2021
Leasehold improvements	*	$11,592	$11,527
Furniture and equipment	3 ‑ 7	11,959	14,568
Total		23,551	26,095
Less: accumulated depreciation and amortization		(17,250)	(18,674)
Leasehold improvements and equipment, net		$6,301	$7,421

*  Amortized over the shorter of the lease term or estimated useful life

The amount charged to occupancy and equipment in the consolidated statements of operations for depreciation and amortization was $1,541, $1,754 and $1,608 for the year ended December 31, 2022, 2021 and 2020, respectively.

Note 6—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Residential real estate mortgage loan portfolios serviced for:
FNMA	$113,704	$124,764
FHLB	34,282	40,209
Private investors	43,274	142,810
Total	$191,260	$307,783

Custodial escrow balances maintained with these serviced loans were $380 and $5,501 at December 31, 2022 and 2021, respectively. These balances are included in noninterest-bearing deposits in the consolidated balance sheets.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Year Ended December 31,
	2022	2021	2020
Mortgage servicing rights:
Beginning of year	$3,332	$7,853	$10,845
Additions	11	136	713
Disposals (Note 19)	(863)	(2,381)	(789)
Amortization	(640)	(2,276)	(2,916)
End of year	1,840	3,332	7,853
Valuation allowance:
Beginning of year	610	2,165	1,080
Additions (recoveries)	(564)	(1,555)	1,085
End of year	46	610	2,165
Mortgage servicing rights, net	$1,794	$2,722	$5,688

Servicing loss, net of amortization of servicing rights and changes in the valuation allowance, was $(20), $(1,208) and $(1,324) for the year ended December 31, 2022, 2021 and 2020, respectively.

The fair value of mortgage servicing rights was $2,154 and $2,916 at December 31, 2022 and 2021, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2022 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 10.2% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2021 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds with a weighted average of 17.6% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 52 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At December 31, 2022 and 2021, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 15—Fair Values of Financial Instruments.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $861,733 and $891,820 at December 31, 2022 and 2021, respectively. Time deposits included brokered deposits of $20,109 at December 31, 2021.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $243,861 and $244,868 at December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of time deposits for the next five years were as follows:

2023	$444,911
2024	399,589
2025	13,421
2026	2,403
2027	1,409

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 8—FHLB Borrowings

FHLB Advances

FHLB advances at December 31, 2022 and 2021 consist of the following:

	December 31,
	2022	Interest Rates	2021	Interest Rates
Long-term fixed-rate FHLB advances	$50,000	1.96%	$150,000	0.43% - 1.96%

At December 31, 2022, the Company has a long-term fixed-rate advance of $50,000 with a maturity date of May 2029. The advance requires monthly interest-only payments with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advance is callable by the FHLB in May 2024.

In September 2022, the Company entered into a short-term variable-rate advance of $35,000 with a maturity date of March 2023. This short-term variable-rate advance was repaid in September 2022. Additionally, the Company repaid $100,000 in long-term fixed rate advances that were called in May 2022. In the fourth quarter of 2021, the Company repaid $157,000 in long-term fixed rate advances, before their maturity date without incurring a prepayment penalty.

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000 through October 2023. The overdraft line of credit was not used during the year ended December 31, 2022. The average amount outstanding on the overdraft line of credit during the year ended December 31, 2021 was $7. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 4.74% and 0.43% at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, there were no outstanding borrowings under this agreement. The overdraft line of credit is issued for a one-year term and automatically extends for an additional one-year term unless terminated in advance of the renewal by the Company. Upon renewal of the credit agreement in October 2021, the Company’s borrowing capacity was reduced from $50,000 to its current borrowing capacity of $20,000.

In 2021, the Company entered into irrevocable standby letters of credit arrangements with the FHLB totaling $11,500 to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 had a 16-month term and expired in July 2022. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. This letter of credit was reduced to $2,000 during the second quarter of 2022; thereby, the Company has total available letters of credit of $2,000 and $11,500 at December 31, 2022 and 2021, respectively. There were no borrowings outstanding on these standby letters of credit during the year ended December 31, 2022 and 2021.

The long-term fixed-rate advance and the overdraft line of credit are collateralized by certain investment securities and loans. Based on this collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $332,309 at December 31, 2022. Refer to Note 3—Investment Securities for further information on securities pledged and Note 4—Loans for further information on loans pledged.

Other Borrowings

The Company has available unsecured credit lines with other banks totaling $80,000 at December 31, 2022 and 2021. There were no borrowings under these unsecured credit lines during the year ended December 31, 2022 and 2021.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 9—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	December 31,
	2022	2021
Subordinated notes	$65,000	$65,000
Unamortized note premium	271	343
Total	$65,271	$65,343

The Notes bore interest at 7.0% per annum, payable semi-annually on April 15 and October 15 in arrears, through April 2021 after which the Notes have a variable interest rate of the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 9.90% and 5.94% at December 31, 2022 and 2021, respectively. Note premium costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $4,969, $4,127 and $4,713 for the year ended December 31, 2022, 2021 and 2020, respectively. The Notes mature in April 2026.

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

No Par Common Stock

Holders of common stock are entitled to one vote per share on all matters submitted to shareholders and entitled to dividends at the sole direction of the board of directors. Dividends declared per common share were $0.01 and dividends paid on common stock were $499 for the year ended December 31, 2020. The holders have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions with respect to such shares. The common stock is subordinate to the series preferred stock with respect to dividend rights or rights upon liquidation, winding up and dissolution of the Company.

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

In May 2021, the Company issued and sold 300,000 unregistered shares of common stock to its Chief Executive Officer pursuant to the terms of the stock purchase agreement and employment agreement entered into at the time of the Chief Executive Officer’s employment for cash consideration of $1,350 or $4.50 per share, the fair market value on the date of sale.

Stock Repurchase Program

The board of directors previously approved the repurchase of up to $50,000 of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status. As of December 31, 2022, the Company had $19,568 of common stock purchases remaining that may be made under the program. In March 2020, the Company suspended the stock repurchase program.

During the year ended December 31, 2020, the Company repurchased and cancelled 10,912 shares of its common stock for $82, including commissions and fees (average repurchase price of $7.57 per share). Such repurchases of common stock were funded through cash generated from operations.

Note 11—Stock-based Compensation

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company, of which 3,495,696 shares were available for future grants. The stock-based awards are issued at no less than the market price on the date the awards are granted.

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

The board of directors approved the issuance of options to purchase 67,361 shares of common stock to certain key employees which are accounted for as equity awards during the year ended December 31, 2020.

In June 2020, the Company granted its Chief Executive Officer options to purchase 300,000 shares of common stock with an exercise price of $4.00 per share. The stock options vested one-third on January 1, 2021, one-third on the first anniversary of the date of grant and one-third on January 1, 2022. In the event of termination other than for cause, the Chief Executive Officer’s then vested stock options will remain exercisable for three years following termination, provided that the Chief Executive Officer remains in compliance with certain terms contained in his employment agreement.

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

The weighted average grant-date fair value of options issued in 2020 was $1.29. The grant-date fair value of each stock option award was estimated using the Black-Scholes option pricing model that uses the assumptions set forth in the following table:

Year Ended
December 31, 2020
Risk-free interest rate	0.49%
Expected term (in years)	5.61
Expected stock price volatility	33.91%
Dividend yield	0.10%

A summary of the Company’s stock option activity as of and for the year ended December 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2022	367,767	$5.41	8.13	$525
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(18,222)	$9.67	—	—
Outstanding at December 31, 2022	349,545	$5.19	7.17	$627
Exercisable at December 31, 2022	344,506	$5.14	7.18	$627

The Company recorded stock-based compensation expense associated with stock options of $(6), $173 and $200 for the year ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there was $1 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of less than one year.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

During the year ended December 31, 2022, the board of directors approved the issuance of 231,842 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $5.75 and 186,842 shares were awarded to key employees with a weighted average grant-date fair value of $6.77. During the year ended December 31, 2021, the board of directors approved the issuance of 252,123 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $4.71 and 207,123 shares were awarded to key employees with a weighted average grant-date fair value of $5.05. During the year ended December 31, 2020, the board of directors approved the issuance of 151,874 shares of restricted stock to certain key employees with a weighted average grant-date fair value of $6.91.

During the year ended December 31, 2022 and 2021, the Company withheld 32,929 shares and 8,536 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $216 and $46, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

A summary of the restricted stock awards activity as of and for the year ended December 31, 2022 is as follows:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at January 1, 2022	293,637	$5.81
Granted	231,842	6.57
Vested	(110,402)	6.14
Forfeited	(24,952)	5.79
Nonvested at December 31, 2022	390,125	$6.17

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $906, $453 and $134 for the year ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there was $1,568 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 1.99 years. The total fair value of shares vested during the year ended December 31, 2022 and 2021 was $673 and $249, respectively.

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

The Bank, after consultation with the OCC, determined that a risk-weighting of 100% should be applied to its Advantage Loan Program loans under the risk weighting requirements for first-lien residential mortgage exposure set forth under the Basel III capital rules. Previously, the Company and the Bank generally applied a 50% risk weight to the Advantage Loan Program loans. Under the Basel III capital rules, both the Company and the Bank must hold a capital conservation buffer (“CCB”) consisting of at least 2.5% above the minimum risk-based capital ratios, or 7.0% for common equity Tier 1 (“CET1”) capital ratio, 8.5% for Tier 1 capital ratio and 10.5% for total capital ratio, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers and similar employees.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

At December 31, 2022 and 2021, the Company and the Bank had met all regulatory capital requirements to which they are subject and held capital in excess of the CCB, and the Bank’s regulatory capital ratios exceeded the requirements to be considered well capitalized for all regulatory purposes. The following tables present the consolidated Company’s and the Bank’s actual and minimum required capital amounts and ratios at December 31, 2022 and 2021, applying the 100% risk weight to Advantage Loan Program loans:

			For Capital
			Adequacy		To be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$390,591	25.64%	$121,888	8.00%	N/A	N/A
Bank	425,159	27.93	121,795	8.00	$152,244	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,068	21.79	91,416	6.00	N/A	N/A
Bank	405,803	26.65	91,346	6.00	121,795	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,068	21.79	68,562	4.50	N/A	N/A
Bank	405,803	26.65	68,510	4.50	98,959	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	332,068	13.54	98,073	4.00	N/A	N/A
Bank	405,803	16.56	98,032	4.00	122,540	5.00

			For Capital
			Adequacy		To be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total adjusted capital to risk-weighted assets
Consolidated	$421,732	21.24%	$158,851	8.00%	N/A	N/A
Bank	407,699	20.55	158,707	8.00	$198,384	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	344,247	17.34	119,138	6.00	N/A	N/A
Bank	382,509	19.28	119,030	6.00	158,707	8.00
Common Equity Tier 1 (CET1)
Consolidated	344,247	17.34	89,354	4.50	N/A	N/A
Bank	382,509	19.28	89,273	4.50	128,950	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	344,247	11.47	120,039	4.00	N/A	N/A
Bank	382,509	12.77	119,859	4.00	149,824	5.00

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The federal banking agencies rules provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the community bank leverage ratio (the “CBLR”) framework), as provided by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The CBLR framework is designed to reduce the burden of the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under prompt corrective action regulations and will not be required to report or calculate risk-based capital. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8.0% or greater requires the institution to comply with the generally applicable capital requirements. The Company and the Bank have determined it is a qualifying community bank organization and has elected to opt into the CBLR framework, effective as of January 1, 2023.

By opting into the CBLR framework, the Company and the Bank will not be required to meet minimum standards under the risk-based capital rules. Instead, maintaining a Tier 1 leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements.

Dividend Restrictions

As noted above, banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its shareholders. The holding company’s principal source of funds for dividend payments is dividends received from the Bank, and banking regulations limit the dividends that may be paid. Approval by regulatory authorities is required if (i) the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years or (ii) the Bank would not be at least adequately capitalized following the distribution.

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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$(14,194)	$23,390	$(12,967)

Denominator:
Weighted average common shares outstanding, basic	50,346,198	50,049,902	49,840,882
Weighted average effect of potentially dilutive common shares:
Stock options	—	55,060	—
Restricted stock	—	34,348	—
Weighted average common shares outstanding, diluted	50,346,198	50,139,310	49,840,882

Income (loss) per share:
Basic	$(0.28)	$0.47	$(0.26)
Diluted	$(0.28)	$0.47	$(0.26)

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Stock options	349,808	69,546	359,234
Restricted stock	372,395	78,418	166,621
Total	722,203	147,964	525,855

Note 14—Employee Benefit Plans

Defined Contribution Retirement Plan

The Company maintains a defined contribution plan under which, prior to 2021, it made quarterly matching contributions in an amount equal to 100% of the lesser of the first 3% of the employee’s contribution or 3% of the employee’s base salary during such quarter. The employee must have been employed by the Company on the date the matching contribution was made in order to have received it. In addition, the Company also could make a contribution of up to 1% of the amount deferred or contributed, based on a tiered scale of its return on assets for the prior year. The matching contributions were made only up to the amount of the employee’s deferrals or contributions to the plan. The Company also has the discretion to make additional contributions.

In 2021, the Company amended the defined contribution plan to provide for an annual matching contribution in an amount equal to 100% of the employee’s contribution up to 6% of the employee’s eligible compensation and also provides that such matching contribution may be made in shares of the Company’s common stock. In this case, an employee’s 401(k) plan account would hold interests in a unitized stock fund instead of a direct interest in the shares of common stock. The employee is not required to be employed by the Company on the date the matching contribution is made in order to receive it.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company’s plan expense was $1,463, $935 and $256 for the year ended December 31, 2022, 2021 and 2020, respectively.

Executive Incentive Retirement Plan Agreement

The Bank entered into individual executive incentive retirement plan agreements with certain employees. These agreements provided for payments, if payable in accordance with their respective terms and in accordance with applicable law, upon a separation from service or a change of control (as defined in such agreements) if the individual has met specified vesting requirements. Each of these agreements also provided for death benefits in the event of death in active service to the Bank. During the year ended December 31, 2022 and 2021, there were forfeitures and payments to individuals due to their separation from service. At December 31, 2022, a liability remains for one individual.

The aggregate liability accrued for potential payments under these agreements was $359 and $983 at December 31, 2022 and 2021, respectively. Periodic expense consisted of the Company’s contribution which was made ratably over the build-up period until retirement, adjusted for annual interest cost. The aggregate expense, net of forfeitures, for such agreements was $(405), $(470) and $(141) for the year ended December 31, 2022, 2021 and 2020, respectively.

Split-Dollar Life Insurance Agreement and Company-owned Life Insurance

The Bank entered into a split-dollar life insurance agreement with respect to its controlling shareholder and former Chief Executive Officer of the Bank. Pursuant to the agreement with the Bank, a portion of the death benefits arising from life insurance policies owned by the Company would be paid to beneficiaries designated by the controlling shareholder. The Bank cancelled the split-dollar life insurance agreement in 2022 and surrendered the related split-dollar life insurance policy as well as certain company-owned life insurance policies related to former executives with an aggregate cash surrender value of $24,877. This resulted in a payout in such amount to the Company. Upon the surrender of the policies, the remaining accrued liability of $4,109 was reversed and included as a reduction in salaries and employee benefits expense in the consolidated statement of operations for the year ended December 31, 2022. The estimated present value of the cost of providing these death benefits and the associated accrued liability was $4,216 at December 31, 2021.

The increase in the cash surrender value of $13,142 during the duration of ownership of these policies was previously considered tax-exempt income and became taxable income upon the surrender of the policies. The Company recorded income taxes of $3,614 and additional tax of $1,314, which is included in other expense within non-interest expense, upon the surrender of the policies during the year ended December 31, 2022.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following methods and significant assumptions are used to estimate fair value:

Investment Securities

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair value of the collateralized debt obligations, which are categorized as Level 3, is obtained from third-party pricing information. It is determined by calculating discounted cash flows that include spreads that adjust for credit risk and illiquidity. The Company also performs an internal analysis that considers the structure and term of the collateralized debt obligations and the financial condition of the underlying issuers to corroborate the information used from the independent third party.

Loans Held for Sale

Loans held for sale are carried at the lower of amortized cost or fair value. Loans held for sale may be carried at fair value on a nonrecurring basis when fair value is less than cost. The fair value is based on outstanding commitments from investors or quoted prices for loans with similar characteristics (Level 2).

Impaired Loans

The fair value of collateral-dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach, such as comparable sales or the income approach, or a combination of both. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance for loan losses policy.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2022 and 2021:

		Fair Value Measurements at
		December 31, 2022
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$168,437	$116,355	$52,082	$—
Mortgage-backed securities	36,733	—	36,733	—
Collateralized mortgage obligations	138,241	—	138,241	—
Collateralized debt obligations	147	—	—	147
Equity securities	4,396	4,396	—	—

		Fair Value Measurements at
		December 31, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$122,168	$48,827	$73,341	$—
Mortgage-backed securities	49,437	—	49,437	—
Collateralized mortgage obligations	136,849	—	136,849	—
Collateralized debt obligations	203	—	—	203
Equity securities	4,976	4,976	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2022 and 2021:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	2022	2021
Balance of recurring Level 3 assets at beginning of year	$203	$187
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	(2)	19
Principal maturities/settlements	(54)	(3)
Balance of recurring Level 3 assets at end of year	$147	$203

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the consolidated balance sheets at December 31, 2022 and 2021, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$391	$—	$—	$391

	Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Residential real estate	$86	$—	$—	$86
Commercial real estate loans held for sale	53,628	—	53,628	—
Mortgage servicing rights	2,052	—	—	2,052

As discussed above, the fair values of collateral-dependent impaired loans carried at fair value are determined by third-party appraisals. Management adjusts these appraised values based on the age of the appraisal and the type of the property. The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Mortgage servicing rights	$391	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2)%
			Prepayment speed	7.5% - 22.4%
(19.0)%
			Default rate	0.1% - 0.2%
(0.2)%

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Residential real estate	$86	Sales comparison approach	Adjustments for differences between the comparable sales	N/A (15)%
Mortgage servicing rights	$2,052	Discounted cash flow	Discount rate	9.5% - 12.0%
				(11.0)%
			Prepayment speed	10.5% - 37.1%
				(19.7)%
			Default rate	0.1% - 0.2%
				(0.2)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2022 and 2021, are as follows:

	Fair Value Measurements at December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$379,798	$379,798	$379,798	$—	$—
Interest-bearing time deposits with other banks	934	934	934	—	—
Loans held for sale	7,725	7,833	—	7,833	—
Loans, net	1,613,385	1,516,771	—	—	1,516,771

Financial Liabilities
Time deposits	861,733	855,566	—	855,566	—
Federal Home Loan Bank borrowings	50,000	48,360	—	48,360	—
Subordinated notes, net	65,271	65,355	—	65,355	—

	Fair Value Measurements at December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$411,676	$411,676	$411,676	$—	$—
Interest-bearing time deposits with other banks	1,183	1,183	1,183	—	—
Loans held for sale	11,359	11,809	—	11,809	—
Loans, net(1)	1,956,180	2,025,409	—	—	2,025,409

Financial Liabilities
Time deposits	891,820	894,049	—	894,049	—
Federal Home Loan Bank borrowings	150,000	152,560	—	152,560	—
Subordinated notes, net	65,343	65,073	—	65,073	—

(1)	Excludes impaired loans measured at fair value on a nonrecurring basis at December 31, 2021.

Note 16—Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$1,636	$4,814	$4,489
State	214	1,429	1,908
Total current expense	1,850	6,243	6,397
Deferred:
Federal	3,251	2,088	(8,373)
State	1,528	1,312	(3,933)
Total deferred expense (benefit)	4,779	3,400	(12,306)
Total income tax expense (benefit)	$6,629	$9,643	$(5,909)

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The reconciliation between income taxes computed at the U.S. federal statutory income tax rate to our income tax expense (benefit) is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at 21%	$(1,589)	$6,937	$(3,964)
Effect of:
State taxes, net of federal benefit	1,376	2,165	(1,600)
Taxable income on surrender of company-owned life insurance	2,760	—	—
Contingent loss	3,830	—	—
Non-taxable cancellation of split-dollar life insurance	(863)	—	—
Non-deductible items	731	480	—
Other, net	384	61	(345)
Total income tax expense (benefit)	$6,629	$9,643	$(5,909)

The components of deferred tax assets and liabilities at December 31, 2022 and 2021 comprised the following:

	December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$12,518	$15,557
Net unrealized loss on investment securities	7,594	349
Operating lease liabilities	4,402	5,337
Interest on nonaccrual loans	1,031	833
Accrued expenses	980	891
Compensation plans	963	902
Depreciation	482	—
State franchise tax	358	422
Mortgage repurchase liability	223	812
Loans held for sale valuation allowance	121	2,180
Other	391	630
Total deferred tax assets	29,063	27,913
Less: valuation allowance	(120)	(30)
Total deferred tax assets, net of valuation allowance	28,943	27,883
Deferred tax liabilities:
Operating lease right-of-use asset	(4,075)	(5,003)
Mortgage servicing rights	(494)	(749)
Other	(670)	(705)
Total deferred tax liabilities	(5,239)	(6,457)
Deferred tax asset, net	$23,704	$21,426

At December 31, 2022, the Company has a capital loss carryforward of $743. The capital loss can be carried forward and utilized against capital gains during the carryforward period which expires in December 2025. The Company has recorded a deferred tax asset of $205 reflecting the benefit of the capital loss carryforward. As of December 31, 2022, a valuation allowance of $120 has been established against the portion of the deferred tax asset that is more likely than not to be realized.

Realization of the remaining deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management evaluated the deferred tax assets for recoverability by considering negative and positive evidence. Based on the weight of all available evidence, the Company believes it is more likely than not that the deferred tax asset at December 31, 2022 will be realized through the future reversals of existing taxable temporary differences and projected future taxable income.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service for the years after 2018.

There were no unrecognized tax benefits at December 31, 2022, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 17—Related Party Transactions

In May 2021, the Company issued and sold unregistered shares of common stock to its Chief Executive Officer in exchange for cash consideration. Refer to Note 10—Shareholders’ Equity.

Prior to 2021, the Company had made charitable contributions to a foundation for which certain members of the boards of directors of the Company and Bank, and who are also related to the Company’s controlling shareholders, serve as trustees. The Company paid $375 to the foundation during the year ended December 31, 2020.

Prior to 2021, the Company had provided monthly data processing and programming services to entities controlled by the Company’s controlling shareholders. Aggregate fees received for such services amounted to $79 during the year ended December 31, 2020. The Company terminated such data processing agreement, effective as of November 2020.

Related party leases are disclosed in Note 18—Operating Leases.

Note 18—Operating Leases

The Company leases its corporate headquarters and branch offices through noncancelable operating lease contracts. Such noncancelable operating lease contracts have remaining terms ranging from 2024 to 2030 and generally have options to extend for one or two five-year periods. The lease term may include options to extend the lease when it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement. The lease contracts, most often, provide for rental payments that increase over the lease term based on a fixed percentage or based on a specified consumer price index. Any changes in the consumer price index after the lease commencement date are considered variable lease payments and recorded in the period when incurred. Additionally, the Company, in most cases, is required to pay insurance costs, real estate taxes and other operating expenses such as common area maintenance. The Company has made an accounting policy election for property leases to not separate nonlease components from lease components.

The Company leased certain storage and office space from entities owned by the Company’s controlling shareholders. These leases were terminated as of December 31, 2020. Amounts paid under such leases totaled $203 for the year ended December 31, 2020. The Company also subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $97, $439 and $277 for the year ended December 31, 2022, 2021 and 2020, respectively. The sublease agreements ended on March 31, 2022.

The Company’s operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets at December 31, 2022 and 2021. The lessors’ respective rates implicit in these operating leases and subsequent operating leases are generally not available and were not determinable from the terms of the lease. Therefore, the Company uses its incremental borrowing rate in determining the present value of the future lease payments when measuring the operating lease liabilities. The incremental borrowing rates are not observable, and therefore the rates are estimated primarily using observable borrowing rates on the Company’s FHLB advances. The FHLB borrowing rates are generally for over-collateralized advances with varying lengths of maturities. Therefore, the risk-free U.S. government bond rate and high-credit quality unsecured corporate bond rates are also considered in estimating the incremental borrowing rates. The Company’s incremental borrowing rates are developed considering its monthly payment amounts and the initial terms of its leases.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The components of total lease costs, which are recorded in non-interest expense – occupancy and equipment, in the consolidated statements of operations for the year ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$4,083	$4,377	$4,554
Variable lease costs	861	1,136	959
Total lease costs	$4,944	$5,513	$5,513

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2023	$4,086
2024	3,822
2025	3,260
2026	2,490
2027	1,702
Thereafter	1,805
Total lease payments	17,165
Less: future interest costs(1)	(1,175)
Present value of lease liabilities	$15,990
(1)	Computed using the estimated interest rate for each lease

Other information related to the lease liabilities as of and for the year ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
Other Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,110	$4,355	$4,478
Weighted average remaining lease term (years)	4.85	5.53	6.60
Weighted average discount rate	2.97%	2.94%	3.16%

Note 19—Commitments and Contingencies

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Unfunded Commitments to Extend Credit

A commitment to extend credit, such as a loan commitment, credit line and overdraft protection, is a legally binding agreement to lend funds to a customer, usually at a stated interest rate and for a specific purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company may experience is expected to be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being used. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans.

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At December 31, 2022, there were no outstanding commitments to make loans.

Unused Lines of Credit

The Company also issues unused lines of credit to meet customer financing needs. At December 31, 2022, the unused lines of credit include residential second mortgages of $10,749, construction loans of $9,141 and commercial and industrial loans of $975, totaling $20,865. These variable-rate unused lines of credit commitments have interest rates ranging from 4.72% to 9.88% at December 31, 2022 with maturities ranging from two months to 23 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2022 and 2021:

	December 31,
	2022	2021
Commitments to make loans	$—	$23,610
Unused lines of credit	20,865	45,805
Standby letters of credit	24	24

Lease Commitments

The Company’s lease commitments are disclosed in Note 18—Operating Leases.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

In September 2022, the Company entered into a Consent Order with the OCC, resolving the formal investigation by the OCC relating to the Bank’s former residential loan product, marketed as the Advantage Loan Program, and related matters (the “OCC Investigation”). Pursuant to the Consent Order, the Bank has paid a civil money penalty of $6,000. The civil money penalty has been applied against the previously accrued liability for contingent losses reflected on the Company’s consolidated balance sheet. The Consent Order represents a full and final settlement of the OCC investigation with respect to the Bank. Concurrent with the Consent Order, the OCC notified the Bank that the formal agreement between the Bank and OCC entered into on June 18, 2019 (the “OCC Agreement”) was terminated, which primarily related to certain aspects of the Bank’s Bank Secrecy Act/Anti-Money Laundering compliance program and the Bank’s credit administration.

The Bank has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”). The Bank is fully cooperating with this investigation. In this regard, the Company is currently in discussions with the DOJ regarding a possible resolution of the DOJ investigation. Through December 31, 2022, the discussions have been preliminary and have involved providing various information requested by the DOJ as well as communications regarding the possible charges that might be part of a resolution. The Company had not received a specific proposal from the DOJ as of December 31, 2022. Subsequent to December 31, 2022, the Company entered into a Plea Agreement, resolving the DOJ investigation. See Note 21 — Subsequent Events.

In addition, the Company remains under a formal investigation by the SEC. This investigation appears to be focused on accounting, financial reporting and disclosure matters, as well as the Company’s internal controls, related to the Advantage Loan Program. The Company has received document and information requests from the SEC and has fully cooperated with this investigation. Adverse findings in the SEC investigation could result in material losses due to penalties, disgorgement, costs and/or expenses imposed on the Company, which could have a material adverse effect on the Company’s future operations, financial condition, growth or other aspects of its business.

The Bank has incurred and expects to continue to incur significant costs in its efforts to respond to the government investigations, including to reimburse third parties for the legal costs pursuant to requests for indemnification and advancement of expenses, which are reflected in the Company’s consolidated results of operations for the year ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company has a liability for contingent losses of $27,239 and $15,000, respectively, for the outcome of the pending investigations. This liability was increased at December 31, 2022 to reflect the accrual needed for the estimated financial impact of the DOJ resolution (refer to Note 21 — Subsequent Events) and an offset for the payment of the $6,000 civil money penalty pursuant to a Consent Order entered into by the Bank on September 27, 2022 with the OCC, which resolved the OCC Investigation. There can be no assurance (i) that the accrual for contingent losses will be sufficient to cover the cost of any payments required by the DOJ resolution, or (ii) that such costs will not materially exceed such accrual and have a further material impact on the Company’s business, financial condition or results of operations.

Mortgage Repurchase Liability

The Company has previously sold portfolio loans originated under the Advantage Loan Program to private investors in the secondary market. The Company also sells conventional residential real estate loans (which excludes Advantage Loan Program loans) in the secondary market primarily to Fannie Mae on an ongoing basis. In connection with these loans sold, the Company makes customary representations and warranties about various characteristics of each loan. The Company may be required pursuant to the terms of the applicable mortgage loan purchase and sale agreements to repurchase any previously sold loan or indemnify (make whole) the investor for which the representation or warranty of the Company proves to be inaccurate, incomplete or misleading. In the event of a repurchase, the Company is typically required to pay the unpaid principal balance, the proportionate premium received when selling the loan and certain expenses. As a result, the Company may incur a loss with respect to each repurchased loan. In 2019, in connection with the above-mentioned investigations stemming from the Advantage Loan Program, the Company established a mortgage repurchase liability of $7,823, and subsequently increased the liability by $2,527 during 2020.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

In May 2020, the Company negotiated the repurchases of two pools of Advantage Loan Program loans with a total outstanding unpaid principal balance of $38,704. These loans were previously sold to third-party investors with servicing retained and were evaluated and considered to be performing at the acquisition date. In connection with these repurchases, the Company recognized a loss of $136 related to a fair value discount in other non-interest expense and a disposition of mortgage servicing rights of $428.

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. These loans were previously sold to third-party investors with servicing of the loan retained. Losses expected to be incurred upon the repurchase of such loans are reflected in the mortgage repurchase liability.

In 2020, certain third-party investors accepted the above mentioned offer, from which the Company repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $30,934. In connection with these repurchases, the Company recognized a loss of $135 related to fair value discount in other non-interest expense, and a disposition of mortgage servicing rights of $361 and charged a loss of $651 against the mortgage repurchase liability.

In 2021, certain third-party investors accepted the above-mentioned offer, from which the Company repurchased pools of Advantage Loan Program loans previously sold with a total outstanding unpaid principal balance of $173,829. In connection with these repurchases, the Company recognized a disposition of mortgage servicing rights of $2,381 and charged a loss of $5,511 against the mortgage repurchase liability.

In 2022, the Company repurchased pools of Advantage Loan Program loans with a total outstanding unpaid principal balance of $65,621. In connection with these repurchases, the Company recognized a loss of $2,303 related to a fair value discount in other non-interest expense and a disposition of mortgage servicing rights of $863 and charged a loss of $1,506 against the mortgage repurchase liability.

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At December 31, 2022, there are outstanding agreements to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $21,277 that extends to July 2025, with the final decision to effect any such repurchase, as determined by the applicable investor.

At December 31, 2022, 2021 and 2020, the mortgage repurchase liability was $809, $2,954 and $9,699, respectively, which is included in accrued expenses and other liabilities in the consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $112,542 and $237,049 at December 31, 2022 and 2021, respectively, including Advantage Loan Program loans totaling $43,274 and $142,810 at December 31, 2022 and 2021, respectively.

Activity in the mortgage repurchase liability was as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$2,954	$9,699	$7,823
Net provision (recovery)	(639)	(1,234)	2,527
Loss on loan repurchases	(1,506)	(5,511)	(651)
Balance, end of the period	$809	$2,954	$9,699

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 20—Condensed Financial Information of Sterling Bancorp, Inc. (Parent Company Only)

Summarized financial information for Sterling Bancorp, Inc. (the “Parent”) is shown below. The Parent has no significant operating activities.

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash held at Bank	$20,064	$26,905
Investment in subsidiaries	386,363	381,936
Other assets	1,160	1,777
Total assets	$407,587	$410,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Subordinated notes, net	$65,271	$65,343
Other liabilities	29,689	1,648
Total liabilities	94,960	66,991
Total shareholders’ equity	312,627	343,627
Total liabilities and shareholders’ equity	$407,587	$410,618

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
Expenses:
Interest expense	$4,969	$4,127	$4,713
Provision (recovery) for contingent losses, net	27,239	—	(10,000)
Other	7,602	3,574	6,135
Total expenses	39,810	7,701	848
Loss before income taxes and equity in subsidiaries income (loss)	(39,810)	(7,701)	(848)
Income tax benefit	(3,461)	(2,108)	(246)
Loss before equity in subsidiaries income (loss)	(36,349)	(5,593)	(602)
Equity in subsidiaries income (loss)	22,155	28,983	(12,365)
Net income (loss)	$(14,194)	$23,390	$(12,967)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(18,628)	(1,284)	191
Comprehensive income (loss)	$(32,822)	$22,106	$(12,776)

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(14,194)	$23,390	$(12,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in subsidiaries (income) loss	(22,155)	(28,983)	12,365
Provision (recovery) for contingent losses	27,239	—	(10,000)
Other	(72)	2	162
Change in operating assets and liabilities:
Other assets	617	12,137	(289)
Other liabilities	802	(11,897)	2,548
Net cash used in operating activities	(7,763)	(5,351)	(8,181)
Cash flows from investing activities
Capital contributed to subsidiary (Bank)	—	—	(50,000)
Dividends received from subsidiaries	—	10,000	—
Net cash provided by (used in) investing activities	—	10,000	(50,000)
Cash flows from financing activities
Proceeds from issuance of shares of common stock	—	1,350	—
Consideration received for issuance of shares of common stock to defined contribution retirement plan	1,138	—	—
Repurchase of shares of common stock	—	—	(82)
Repurchase of restricted shares to pay employee tax liability	(216)	(46)	—
Dividends paid to shareholders	—	—	(499)
Net cash provided by (used in) financing activities	922	1,304	(581)
Net change in cash	(6,841)	5,953	(58,762)
Cash held at Bank, beginning of year	26,905	20,952	79,714
Cash held at Bank, end of year	$20,064	$26,905	$20,952
Supplemental cash flows information:
Cash paid for:
Interest	$4,484	$4,249	$4,550

The Parent received cash dividends from its subsidiaries of $10,000 during the year ended December 31, 2021. During 2020, the Parent made a capital contribution to the Bank of $50,000.

Note 21—Subsequent Events

On March 15, 2023, the Company, entered into a Plea Agreement (the “Plea Agreement”) with the DOJ, resolving the DOJ’s investigation. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27,239 in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. The Plea Agreement remains subject to final court approval.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2022, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2022. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting has been audited by Crowe LLP (PCAOB ID: 173), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our board of directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our board of directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022 (“Proxy Statement”), which information is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Executive Officers” in the Proxy Statement is incorporated herein by reference. The Audit Committee of our board of directors and the information regarding audit committee financial experts are set forth under the caption “Board of Directors and Committees” in our Proxy Statement, which is incorporated herein by reference.

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

The following consolidated financial statements of Sterling Bancorp, Inc. are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2022 and 2021

Consolidated Statements of Operations – For the year ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) – For the year ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity – For the year ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows – For the year ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules are omitted as the information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of this report.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.1	Third Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		8-K		3.1	03/25/2022
3.2	Second Amended and Restated Bylaws of Sterling Bancorp, Inc.		8-K		3.2	03/25/2022
4.1	Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/2017
4.2	Description of Securities		10-K	12/31/2019	4.2	10/06/2020
10.1*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan		S-1/A		10.3	11/07/2017
10.2*	Form of Restricted Stock Award Agreement with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.1	03/27/2018
10.3*	Form of Notice of Grant of Stock with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.2	03/27/2018

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.4*	Sterling Bancorp, Inc. 2020 Omnibus Equity Incentive Plan		DEF 14A			11/09/2020
10.5*	Form of Restricted Stock Award Agreement (Employees and Consultants) with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.5	03/26/2021
10.6*	Form of Restricted Stock Award Agreement (Non-Employee Directors) with respect to the 2020 Omnibus Equity Incentive Plan		10 -K	12/31/2020	10.6	03/26/2021
10.7*	Form of Notice of Grant of Stock Option and Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.7	03/26/2021
10.8*	Form of Notice of Grant of Incentive Stock Option and Incentive Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.8	03/26/2021
10.9	Form of Subordinated Note Purchase Agreement by and among Sterling Bancorp, Inc. and the several purchasers of the Subordinated Notes and Form of Note		S-1		10.4	10/19/2017
10.10*	Agreement dated June 18, 2019 by and between Sterling Bank and Trust, F.S.B. and the Office of the Comptroller of the Currency		10-Q	06/30/2019	10.1	08/09/2019
10.11*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Thomas Lopp		10-K	12/31/2019	10.9	10/06/2020
10.12*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Michael Montemayor		10-K	12/31/2019	10.10	10/06/2020
10.13*	Amended and Restated Executive Incentive Retirement Plan adopted May 8, 2007 by and between Sterling Bank & Trust F.S.B. and Steve Huber		10-K	12/31/2019	10.11	10/06/2020
10.14*	Amendment, dated January 1, 2021, to the Sterling Bank & Trust, F.S.B. Executive Incentive Retirement Plan by and between Sterling Bank & Trust, F.S.B. and Steve Huber		10-K	12/31/2020	10.14	03/26/2021
10.15*	Indemnification Agreement executed July 24, 2008 between Sterling Bancorp, Inc. and Gary Judd		10-K	12/31/2019	10.8	10/06/2020
10.16*	Employment Agreement entered into as of June 1, 2020 by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	06/01/2020

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.17*	Stock Purchase Agreement effective as of June 1, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.3	06/01/2020
10.18*	Nonqualified Stock Option Agreement dated as of June 5, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		10-K	12/31/2019	10.16	10/6/2020
10.19*	Change of Control Agreement dated March 10, 2021 by and between Sterling Bancorp, Inc. and Christine Meredith		10-K	12/31/2020	10.20	03/26/2021
10.20	Consent Order dated September 27, 2022 by and between Sterling Bank and Trust, F.S.B. and the Office of the Comptroller of the Currency		8-K		10.1	09/27/2022
10.21	Plea Agreement dated March 15, 2023 by and between Sterling Bancorp, Inc. and the U.S. Department of Justice		8-K		10.1	03/15/2023
21	Subsidiaries of Sterling Bancorp, Inc.	X
23.1	Consent of Crowe LLP	X
31.1	Section 302 Certification—Chief Executive Officer	X
31.2	Section 302 Certification—Chief Financial Officer	X
32.1	Section 906 Certification—Chief Executive Officer	X
32.2	Section 906 Certification—Chief Financial Officer	X
99.1	Notice of Proposed Derivative Settlement		8-K		99.1	04/29/2022
99.2	Company’s Corporate Governance Enhancements		8-K		99.2	09/29/2022
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
*	Indicates a management contract or compensatory plan or arrangement.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Dated: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2023

/s/ KAREN KNOTT Karen Knott	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023

/s/ PEGGY DAITCH Peggy Daitch	Director	March 16, 2023

/s/ TRACEY DEDRICK	Director	March 16, 2023
Tracey Dedrick

/s/ MICHAEL DONAHUE	Director	March 16, 2023
Michael Donahue

/s/ STEVEN E. GALLOTTA Steven E. Gallotta	Director	March 16, 2023

/s/ DENNY KIM Denny Kim	Director	March 16, 2023

/s/ EBOH OKORIE Eboh Okorie	Director	March 16, 2023

/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	March 16, 2023

/s/ LYLE WOLBERG	Director	March 16, 2023
Lyle Wolberg