Form 10-Q
period 2023-03-31
Sterling Bancorp, Inc.
filed 2023-05-10
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, 50,791,553 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$419,219	$379,798
Interest-bearing time deposits with other banks	934	934
Debt securities available for sale, at fair value (amortized cost $365,622 and $370,489)	342,534	343,558
Equity securities	4,712	4,642
Loans held for sale	37,979	7,725
Loans, net of allowance for credit losses of $38,565 and $45,464	1,513,481	1,613,385
Accrued interest receivable	7,617	7,829
Mortgage servicing rights, net	1,703	1,794
Leasehold improvements and equipment, net	6,139	6,301
Operating lease right-of-use assets	13,916	14,800
Federal Home Loan Bank stock, at cost	20,288	20,288
Company-owned life insurance	8,553	8,501
Deferred tax asset, net	20,065	23,704
Other assets	14,408	11,476
Total assets	$2,411,548	$2,444,735

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$46,496	$53,041
Interest-bearing deposits	1,875,326	1,900,996
Total deposits	1,921,822	1,954,037
Federal Home Loan Bank borrowings	50,000	50,000
Subordinated notes, net	65,253	65,271
Operating lease liabilities	15,089	15,990
Accrued expenses and other liabilities	43,874	46,810
Total liabilities	2,096,038	2,132,108

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 50,808,116 shares and 50,795,871 shares at March 31, 2023 and December 31, 2022, respectively	83,295	83,295
Additional paid-in capital	14,906	14,808
Retained earnings	234,048	234,049
Accumulated other comprehensive loss	(16,739)	(19,525)
Total shareholders’ equity	315,510	312,627
Total liabilities and shareholders’ equity	$2,411,548	$2,444,735

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Operation (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Interest income
Interest and fees on loans	$22,160	$23,868
Interest and dividends on investment securities and restricted stock	2,456	835
Other interest	4,807	215
Total interest income	29,423	24,918

Interest expense
Interest on deposits	9,809	2,330
Interest on Federal Home Loan Bank borrowings	245	352
Interest on subordinated notes	1,693	964
Total interest expense	11,747	3,646

Net interest income	17,676	21,272
Provision for (recovery of) credit losses	674	(4,289)
Net interest income after provision for (recovery of) credit losses	17,002	25,561

Non-interest income
Service charges and fees	94	122
Loss on the sale of investment securities	(2)	—
Gain (loss) on sale of mortgage loans held for sale	(25)	197
Unrealized gain (loss) on equity securities	71	(236)
Net servicing income	59	443
Income earned on company-owned life insurance	80	328
Other	1	557
Total non-interest income	278	1,411

Non-interest expense
Salaries and employee benefits	9,410	9,617
Occupancy and equipment	2,112	2,142
Professional fees	3,221	5,157
FDIC assessments	257	369
Data processing	738	805
Net provision for (recovery of) mortgage repurchase liability	120	(213)
Other	1,979	1,546
Total non-interest expense	17,837	19,423

Income (loss) before income taxes	(557)	7,549
Income tax expense (benefit)	(54)	2,289
Net income (loss)	$(503)	$5,260

Income (loss) per share, basic and diluted	$(0.01)	$0.10

Weighted average common shares outstanding:
Basic	50,444,463	50,191,288
Diluted	50,444,463	50,406,123

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(503)	$5,260
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the period, net of tax effect of $1,054 and $(2,933), respectively	2,785	(7,543)
Reclassification adjustment for loss included in net income of $2 and $-, respectively, included in loss on sale of investment securities, net of tax effect of $1 and $-, respectively	1	—
Total other comprehensive income (loss)	2,786	(7,543)
Comprehensive income (loss)	$2,283	$(2,283)

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2022	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627
Net income	—	—	—	5,260	—	5,260
Repurchase of restricted shares to pay employee tax liability	(13,383)	—	(84)	—	—	(84)
Stock-based compensation	49,284	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(7,543)	(7,543)
Balance at March 31, 2022	50,496,833	$82,157	$14,186	$253,503	$(8,440)	$341,406

Balance at January 1, 2023	50,795,871	$83,295	$14,808	$234,049	$(19,525)	$312,627
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2016-13 (Note 2)	—	—	—	778	—	778
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2022-02 (Note 2)	—	—	—	(276)	—	(276)
Net loss	—	—	—	(503)	—	(503)
Repurchase of restricted shares to pay employee tax liability	(12,166)	—	(75)	—	—	(75)
Stock-based compensation	24,411	—	173	—	—	173
Other comprehensive income	—	—	—	—	2,786	2,786
Balance at March 31, 2023	50,808,116	$83,295	$14,906	$234,048	$(16,739)	$315,510

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(503)	$5,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	674	(4,289)
Deferred income taxes	2,394	3,494
Loss on sale of investment securities	2	—
Unrealized (gain) loss on equity securities	(71)	236
Net amortization (accretion) on investment securities	(491)	86
Depreciation and amortization on leasehold improvements and equipment	352	391
Originations, net of principal payments, of loans held for sale	(2,667)	(698)
Proceeds from sale of mortgage loans held for sale	2,979	1,518
(Gain) loss on sale of loans originated for investment and loans held for sale	25	(197)
Net provision for (recovery of) mortgage repurchase liability	120	(213)
Increase in cash surrender value of company-owned life insurance, net of premiums	(52)	(130)
Valuation allowance adjustments and amortization of mortgage servicing rights	91	(157)
Stock-based compensation	173	146
Other	55	(17)
Change in operating assets and liabilities:
Accrued interest receivable	212	1,041
Other assets	(2,340)	(1,586)
Accrued expenses and other liabilities	(4,426)	(3,687)
Net cash provided by (used in) operating activities	(3,473)	1,198

Cash Flows From Investing Activities
Maturities and principal receipts of investment securities	5,358	12,352
Sales of investment securities	2,977	—
Purchases of investment securities	(2,979)	(73,632)
Proceeds received from redemption of Federal Home Loan Bank stock	—	2,662
Net decrease in loans	70,008	142,123
Principal payments received on commercial real estate loans held for sale	10	2,515
Proceeds from the sale of commercial real estate loans originated for investment	—	49,610
Purchases of leasehold improvements and equipment	(190)	(114)
Net cash provided by investing activities	75,184	135,516

Cash Flows From Financing Activities
Net decrease in deposits	(32,215)	(61,563)
Cash paid for surrender of vested shares to satisfy employee tax liability	(75)	(84)
Net cash used in financing activities	(32,290)	(61,647)
Net change in cash and due from banks	39,421	75,067
Cash and due from banks at beginning of period	379,798	411,676
Cash and due from banks at end of period	$419,219	$486,743

Supplemental cash flows information
Cash paid for:
Interest	$11,424	$3,768
Income taxes	25	82
Noncash investing and financing activities:
Transfer of residential real estate loans to loans held for sale	34,581	—
Transfer of residential real estate loans from loans held for sale	3,906	—

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates residential and commercial real estate loans, construction loans, commercial and industrial loans and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. It also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 28 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York and Southfield, Michigan.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2023, and the condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2022 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “2022 Form 10-K”).

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 2—Adoption of New Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2022-02, Financial Instruments – Credit Losses ( Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. Under the new guidance, creditors should evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan under the general loan modification guidance. Public business entities are required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases. The Company adopted the provisions of ASU 2022-02 on January 1, 2023, along with its adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) as discussed in Note 3—Summary of Significant Accounting Policies. On the date of adoption, the Company recorded a cumulative effect adjustment of $276, net of tax, to decrease the opening balance of retained earnings as of January 1, 2023, for the initial application of ASU 2022-02. The cumulative effect adjustment represents the difference between the allowance previously determined under the troubled debt restructuring model and the allowance determined under the new credit loss accounting model for existing troubled debt restructuring loans on the adoption date.

In June 2016, the FASB issued ASU 2016-13 (and subsequent amendments), which significantly changes estimates for credit losses related to financial assets measured at amortized cost, including loan receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees, and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model requires the measurement of the lifetime expected credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, ASU 2016-13 requires credit losses on available for sale debt securities to be presented as an allowance rather than as a write-down. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.

The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while amounts for prior periods continue to be reported in accordance with previously applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company recorded a cumulative effect adjustment of $778, net of tax, to increase the opening balance of retained earnings as of January 1, 2023, for the initial application of CECL. Upon adoption, the allowance for credit losses for loans decreased by $1,651 primarily driven by the allowance for credit losses on the construction loan portfolio due to the short contractual maturities of the loans in this portfolio segment (all construction loans mature in 2023). This was partially offset by an increase in the allowance for credit losses in both our residential real estate and commercial real estate portfolio segments which have longer contractual maturities. In addition, the Company established a liability for unfunded commitments of $579.

The details of the changes and quantitative impact on the financial statement line items in the condensed consolidated balance sheet as of January 1, 2023 for the adoption of ASU 2016-13, along with the adoption of ASU 2022-02, were as follows:

	Prior to	Adjustments for	Adjustments for	After
	Adoption	ASU 2016-13	ASU 2022-02	Adoption
Assets:
Allowance for credit losses – loans	$45,464	$(1,651)	$380	$44,193
Liabilities:
Liability for unfunded commitments	—	579	—	579
Pretax cumulative effect adjustment of a change in accounting principle	—	(1,072)	380	—
Less: income taxes	—	294	(104)	—
Cumulative effect adjustment of a change in accounting principle, net of tax	—	$(778)	$276	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The loan portfolio is pooled into segments with similar characteristics and risk profiles for which the probability of default/loss given default methodology is then applied. The Company utilizes a 24-month economic forecast. For all classes of financial assets deemed collateral dependent, the Company elected the practical expedient to estimate the expected credit losses based on the respective collateral’s fair value less cost to sell.

The Company also made an accounting policy election to not measure an allowance for credit losses on accrued interest receivable and to present accrued interest receivable separately from the related financial asset on the condensed consolidated balance sheet.

The Company’s available for sale debt securities are comprised of debt, mortgage-backed securities and collateralized mortgage obligations. The debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from these issuers indicates an expectation that nonpayment of the amortized cost is zero. Thus, the Company has not recorded an allowance for credit losses for its available for sale debt securities at the date of adoption.

As stated, the comparative prior period information presented before January 1, 2023 has not been adjusted and continues to be reported under the Company’s historical allowance for loan losses policies as described in Note 2 to the consolidated financial statements in the 2022 Form 10-K.

Note 3— Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. The condensed consolidated financial statements include the results of Sterling Bancorp, Inc. and its wholly-owned subsidiaries.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At March 31, 2023 and December 31, 2022, residential real estate loans accounted for 83% and 84%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At March 31, 2023 and December 31, 2022, approximately 81% of gross loans were originated with respect to properties or businesses located in the state of California.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

In December 2019, the Company terminated a loan product consisting of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. Refer to Note 15—Commitments and Contingencies.

Advantage Loan Program loans (including residential real estate loans held for sale of $36,234 and $6,181 at March 31, 2023 and December 31, 2022, of which $26,074 and $1,942 were on nonaccrual status as of those respective dates) totaled $824,033 and $880,373, or 62% and 63% of gross residential loans, at March 31, 2023 and December 31, 2022, respectively.

Investment Securities

Debt Securities (Effective January 1, 2023)

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.

All debt securities were categorized as available for sale as of March 31, 2023 and December 31, 2022. Debt securities available for sale are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, net of income taxes. The amortized cost of debt securities is adjusted for amortization of premiums (noncallable) and accretion of discounts. The Company amortizes premiums and accretes discounts using the effective interest method over the contractual life of the individual securities or, in the case of asset-backed securities, using the effective yield method over the estimated life of the individual securities.

Interest income includes amortization or accretion of purchase premium or discount. Gains and losses realized on the sales of available for sale debt securities are recorded on the settlement date and determined using the specific identification method.

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of income taxes.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance for credit losses when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities is recorded separately from the amortized cost basis of the debt securities in the condensed consolidated balance sheets and is excluded from the estimate of credit losses.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

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

Loans Held for Sale

The Company originates certain loans intended for sale in the secondary market. Loans held for sale are carried at the lower of amortized cost or fair value on an individual loan basis. The fair value of loans held for sale are primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to non-interest income in the condensed consolidated statements of operations.

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

Loans that are originated and classified as held for investment are periodically sold in order to manage liquidity, asset credit quality, interest rate risk or concentration risk. Loans that are reclassified into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of cost or fair value.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable related to loans is recorded separately from the amortized cost basis of loans on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized over the contractual lives of the respective loans as a yield adjustment using the effective interest method. Other credit-related fees are recognized as fee income, as a component of non-interest income.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Allowance for Credit Losses - Loans (Effective January 1, 2023)

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of held for investment loans to present the net amount expected to be collected on the loans. The allowance for credit losses is adjusted through a charge (recovery) to provision for (recovery of) credit losses in the condensed consolidated statements of operations. When the Company determines that all or a portion of a loan is uncollectible, the appropriate amount is written off, and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the allowance for credit losses when received. Portions of the allowance for credit losses may be allocated for specific credits; however, the entire allowance for credit losses is available for any credit that, in management’s judgment, should be charged off.

The Company estimates the allowance for credit losses on loans based on the underlying loans’ amortized cost. If the collection of principal becomes uncertain, the Company stops accruing interest and reverses the accrued but unpaid interest against interest income. The Company has made a policy election to exclude accrued interest receivable from the measurement of the allowance for credit losses. The allowance for credit losses process involves procedures to appropriately consider the unique characteristics of the Company’s portfolio segments. The allowance for credit losses is measured on a collective (pool) basis for portfolios of loans with similar risk characteristics and risk profiles. The Company’s portfolio segments include the following: (i) commercial real estate, (ii) commercial construction, (iii) commercial and industrial, (iv) residential real estate and (v) home equity lines of credit. These portfolio segments were identified based on their common characteristics: loan type/purpose of loan, underlying collateral type, historical/expected credit loss patterns, availability of credit quality indicators (i.e., FICO, risk rating, delinquency) and completeness of the historical information. Loans which do not share risk characteristics — generally, nonaccrual commercial and construction loans, and collateral-dependent loans where the borrower is experiencing financial difficulty — are individually assessed for credit loss. The Company has elected, as a practical expedient, to measure the allowance for credit losses on a collateral-dependent loan, where the borrower is experiencing financial difficulty, at the fair value of the collateral less estimated costs to sell. The portfolio segments are reviewed at least annually or when major changes occur in the loan portfolio to ensure that the segmentation is still appropriate.

The amount of the allowance for credit losses represents management’s best estimate of current expected credit losses on loans considering available information from internal and external sources, which is relevant to assessing collectability of the loans over the loans’ contractual terms, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless: (i) management has a reasonable expectation at the reporting date that an individual borrower is experiencing financial difficulty and a modification of the loan will be executed, or (ii) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company estimates the allowance for credit losses using relevant available information related to past events, current conditions, and reasonable and supportable forecasts. In determining the total allowance for credit losses, the Company calculates the quantitative portion of the allowance for credit losses using a methodology, the Advanced Probability of Default model, a logistic regression model, and adds qualitative adjustments to the model results and the results from any individual loan assessments.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Advanced Probability of Default model estimates the expected lifetime net charge off balance utilizing the following: (i) probability that the loan will stop performing or default; (ii) probability that a loan will pay-off entirely prior to maturity; and (iii) macroeconomic variables, including but not limited to unemployment rates, gross domestic product, and the Treasury Yield Curve. This information is specific to each portfolio segment, though not necessarily solely reliant on internally sourced data. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default. The Company then applies a recovery rate to reflect the recoveries over an approximate 10-year period.

The probability of default is estimated by analyzing the relationship between the historical performance of each loan pool and historical economic trends over a complete economic cycle. The probability of default for each pool is adjusted using a statistical model to reflect the current impact of certain macroeconomic variables and their expected changes over a reasonable and supportable forecast period of eight quarters. The Company determined that it was reasonably able to forecast the macroeconomic variables used in the forecast modeling processes with an acceptable degree of confidence for a total of eight quarters. This forecast period is followed by a reversion process whereby the macroeconomic variables are relaxed to revert to the average historical loss rates for periods after the forecasted eight-quarter period.

Management qualitatively adjusts the allowance for credit loss model results for risk factors not considered within the quantitative modeling processes but are nonetheless relevant in assessing the expected credit losses within the portfolio segments. These qualitative risk factor adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. Qualitative risk factors considered include adjustments for model limitations, management’s adjustments to economic market forecasts and other current or forecasted events not captured in the Company’s historical loss experience.

For loans that do not share risk characteristics that are evaluated on an individual basis, specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. In such cases, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on an annual basis.

As disclosed above, the Company has identified the following portfolio segments used in measuring its expected credit losses in the loan portfolio and their respective risk characteristics:

The Residential Real Estate Mortgages portfolio includes residential first mortgages and residential second mortgages. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators, particularly at the regional and local levels, are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

The Home Equity Lines of Credit portfolio includes residential second mortgages in the form of a revolving line of credit that requires interest only payments for a period followed by an amortizing period. These loans have higher risk of default compared to first liens making it harder to rely on loan-to-value ratios and loan balances can fluctuate. These loans are secured by the residential real estate by serving as a second lien behind the first mortgage lien.

The Commercial Real Estate portfolio includes commercial loans made to many types of businesses involving retail, multifamily, offices, hotels/single-room occupancy hotels, industrial and other commercial properties. Adverse economic developments or an overbuilt market may impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations.

The Construction Loans portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing and no operating history.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Commercial and Industrial portfolio is comprised of loans to many types of businesses for their operating needs of the business. The risk characteristics of these loans vary based on the borrowers’ business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured.

Liability for Unfunded Commitments (Effective January 1, 2023)

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for these off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate of expected credit losses generally follows the same methodology as the funded loans by utilizing the loss rates generated for each portfolio segment with an adjustment for the probability of funding to occur. The liability for unfunded commitments, which is recorded in Accrued expenses and other liabilities in the condensed consolidated balance sheets, is adjusted through the provision for (recovery of) credit losses.

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at March 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	March 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$176,318	$21	$(6,068)	$170,271
Mortgage-backed securities	40,204	—	(4,236)	35,968
Collateralized mortgage obligations	148,945	6	(12,800)	136,151
Collateralized debt obligations	155	—	(11)	144
Total	$365,622	$27	$(23,115)	$342,534

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$175,878	$17	$(7,458)	$168,437
Mortgage-backed securities	41,388	—	(4,655)	36,733
Collateralized mortgage obligations	153,066	4	(14,829)	138,241
Collateralized debt obligations	157	—	(10)	147
Total	$370,489	$21	$(26,952)	$343,558

Securities with a fair value of $107,817 were pledged as collateral on the FHLB borrowings at March 31, 2023.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Accrued interest receivable on available for sale debt securities totaled $712 and $808 at March 31, 2023 and December 31, 2022, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $333 and $353 at March 31, 2023 and December 31, 2022, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of March 31, 2023 and December 31, 2022.

Information pertaining to sales of available for sale debt securities for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
	2023	2022
Proceeds from the sale of debt securities	$2,977	$—

Gross realized gains	$1	$—
Gross realized losses	(3)	—
Total net realized losses	$(2)	$—

The income tax expense related to the net realized losses was $1 for the three months ended March 31, 2023.

The amortized cost and fair value of U.S. Treasury and Agency securities at March 31, 2023 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$97,032	$95,595
Due after one year through five years	79,286	74,676
Mortgage-backed securities	40,204	35,968
Collateralized mortgage obligations	148,945	136,151
Collateralized debt obligations	155	144
Total	$365,622	$342,534

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table summarizes available for sale debt securities, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time the individual debt securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$53,801	$(885)	$93,449	$(5,183)	$147,250	$(6,068)
Mortgage-backed securities	5,821	(41)	30,147	(4,195)	35,968	(4,236)
Collateralized mortgage obligations	40,693	(1,539)	91,149	(11,261)	131,842	(12,800)
Collateralized debt obligations	—	—	144	(11)	144	(11)
Total	$100,315	$(2,465)	$214,889	$(20,650)	$315,204	$(23,115)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$100,815	$(2,839)	$44,605	$(4,619)	$145,420	$(7,458)
Mortgage-backed securities	5,792	(139)	30,941	(4,516)	36,733	(4,655)
Collateralized mortgage obligations	69,088	(3,169)	64,715	(11,660)	133,803	(14,829)
Collateralized debt obligations	—	—	147	(10)	147	(10)
Total	$175,695	$(6,147)	$140,408	$(20,805)	$316,103	$(26,952)

As of March 31, 2023, the debt securities portfolio consisted of 32 debt securities, with 29 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at March 31, 2023, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises indicates an expectation that nonpayment of the amortized cost basis is zero. The Company’s available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, the Company has not recorded an allowance for credit losses for its available for sale debt securities at March 31, 2023. Similarly, for the same reasons noted above, as of December 31, 2022, the Company determined that the unrealized losses in these securities were due to non-credit-related factors, including changes in interest rates and other market conditions.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At March 31, 2023 and December 31, 2022, equity securities totaled $4,712 and $4,642, respectively.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the condensed consolidated statements of operations. At March 31, 2023 and December 31, 2022, equity securities with readily determinable fair values were $4,466 and $4,396, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022
Net gain (loss) recorded during the period on equity securities	$71	$(236)
Less: net gain (loss) recorded during the period on equity securities sold during the period	—	—
Unrealized gain (loss) recorded during the period on equity securities held at the reporting date	$71	$(236)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the three months ended March 31, 2023 and 2022. The investment was reported at $246 at March 31, 2023 and December 31, 2022.

Note 5—Loans

Loans Held for Sale

The major categories of loans held for sale were as follows:

	March 31,	December 31,
	2023	2022
Residential real estate	$36,445	$6,181
Commercial real estate	1,534	1,544
Total loans held for sale	$37,979	$7,725

At March 31, 2023, loans held for sale include nonaccrual residential real estate loans of $26,270, of which $24,406 were transferred from loans held for investment during the three months ended March 31, 2023. Additionally, residential real estate loans with an amortized cost of $3,906 were transferred to loans held for investment. At December 31, 2022, loans held for sale includes nonaccrual residential real estate loans of $1,942.

In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans Held for Investment and Allowance for Credit Losses

The major categories of loans held for investment and the allowance for credit losses were as follows:

	March 31,	December 31,
	2023	2022
Residential real estate	$1,289,554	$1,391,276
Commercial real estate	224,792	221,669
Construction	36,255	44,503
Commercial and industrial	1,368	1,396
Other consumer	77	5
Total loans	1,552,046	1,658,849
Less: allowance for credit losses	(38,565)	(45,464)
Loans, net	$1,513,481	$1,613,385

Accrued interest receivable related to total gross loans, including loans held for sale, was $6,397 and $6,894 as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, loans with an amortized cost of $41,059 were transferred from loans held for investment to loans held for sale due to management’s change in intent and decision to sell the loans. On the transfer, the Company recorded a $6,478 charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value. As noted above, residential real estate loans with an amortized cost of $3,906 were transferred from loans held for sale.

Loans totaling $470,397 and $389,830 were pledged as collateral on the FHLB borrowings at March 31, 2023 and December 31, 2022, respectively.

The allowance for credit losses at March 31, 2023 was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following table presents the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the three months ended March 31, 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended March 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) credit losses	(1,889)	3,217	(546)	2	—	784
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	60	5	1	—	—	66
Total ending balance	$20,498	$16,067	$1,994	$6	$—	$38,565

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2022, as determined in accordance with ASC 310, Receivables (“ASC 310”), prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision for (recovery of) loan losses	(2,481)	1,096	(2,902)	(2)	—	(4,289)
Recoveries	190	5	1	—	—	196
Total ending balance	$29,911	$13,709	$8,829	$6	$—	$52,455

Prior to the adoption of ASU 2016-13, the Company individually evaluated commercial real estate loans, construction loans and commercial lines of credit for impairment and large homogeneous loans, such as residential real estate loans and other consumer loans were collectively evaluated for impairment. The following table presents loans individually and collectively evaluated for impairment and their respective allowance for credit loss allocation as of December 31, 2022, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents information related to impaired loans by class of loans as of December 31, 2022, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	At December 31, 2022
	Unpaid		Allowance
	Principal	Recorded	for Loan
	Balance	Investment	Losses
With no related allowance for loan losses recorded:
Commercial real estate:
Retail	$227	$—	$—
Construction	2,485	2,485	—
Commercial lines of credit:
Private banking	107	107	—
Subtotal	2,819	2,592	—
With an allowance for loan losses recorded:
Residential real estate, first mortgage	79	45	11
Total	$2,898	$2,637	$11

The following table presents average impaired loans, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three months ended March 31, 2022:

	At March 31, 2022
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$63	$—	$—
Construction	8,395	39	25
Commercial lines of credit:
Private banking	115	2	1
Subtotal	8,573	41	26
With an allowance for loan losses recorded:
Residential real estate, first mortgage	285	1	—
Total	$8,858	$42	$26

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Nonaccrual Loans and Past Due Loans

Past due loans held for investment are loans contractually past due 30 days or more as to principal or interest payments. A loan held for investment is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due. In addition, a loan may be placed on nonaccrual at any other time management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing. A loan held for investment may remain in accrual status if it is in the process of collection and well secured. When a loan held for investment is placed in nonaccrual status, interest accrued but not received is reversed against interest income. Interest received on such loans is applied to the principal balance of the loan until qualifying for return of accrual status. Loans are returned to accrual status after all principal and interest amounts contractually due are made to return the loan to current status and future payments are reasonably assured.

The following table presents the amortized cost basis of loans on nonaccrual status, amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Nonaccrual			Nonaccrual
		With No	Past Due		With No	Past Due
		Allowance	90 Days or		Allowance	90 Days or
	Nonaccrual	for Credit	More and	Nonaccrual	for Credit	More and
	Loans	Losses	Still Accruing	Loans	Losses	Still Accruing
Residential real estate:
Residential real mortgage	$—	$—	$34	$33,501	$—	$35
Residential second mortgage	—	—	—	189	—	—
Total	$—	$—	$34	$33,690	$—	$35

At March 31, 2023, the Company has no nonaccrual loans in its held for investment loan portfolio. The decrease from December 31, 2022 is primarily due to nonaccrual loans of $24,406 that were transferred to held for sale and nonaccrual loans of $4,231 that were charged off to the allowance for credit losses. The remainder of the decrease in nonaccrual loans is primarily due to $3,096 of loans that were paid in full and $5,538 of loans that were returned to accrual status. Partially offsetting these decreases, loans totaling $4,296 were added to nonaccrual status and were part of the loans transferred to held for sale.

During the three months ended March 31, 2023 and 2022, the total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $538 and $624, respectively. The Company does not record interest income on nonaccrual loans.

Aging Analysis of Past Due Loans

The following table presents an aging of the amortized cost basis of contractually past due loans as of March 31, 2023:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Current
March 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$6,017	$—	$34	$6,051	$1,283,503	$1,289,554
Commercial real estate	—	—	—	—	224,792	224,792
Construction	—	—	—	—	36,255	36,255
Commercial and industrial	—	—	—	—	1,368	1,368
Other consumer	—	—	—	—	77	77
Total	$6,017	$—	$34	$6,051	$1,545,995	$1,552,046

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents the aging of the recorded investment in past due loans, presented in accordance with ASC 310, as of December 31, 2022, by class of loans:

			Greater
	30 - 59	60 - 89	than
	Days	Days	89 Days	Total	Current
December 31, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate:
Residential first mortgage	$17,881	$5,337	$33,536	$56,754	$1,324,545	$1,381,299
Residential second mortgage	99	—	189	288	9,689	9,977
Commercial real estate:
Retail	—	—	—	—	28,971	28,971
Multifamily	—	—	—	—	81,444	81,444
Office	—	—	—	—	39,610	39,610
Hotels/Single-room occupancy hotels	—	—	—	—	5,208	5,208
Industrial	—	—	—	—	30,242	30,242
Other	—	—	—	—	36,194	36,194
Construction	—	—	—	—	44,503	44,503
Commercial lines of credit:
Private banking	—	—	—	—	107	107
C&I lending	—	—	—	—	1,289	1,289
Other consumer	—	—	—	—	5	5
Total	$17,980	$5,337	$33,725	$57,042	$1,601,807	$1,658,849

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For all classes of financial assets deemed collateral-dependent, the Company estimates the expected credit losses based on the collateral’s fair value less cost to sell. At March 31, 2023, the Company did not have any collateral-dependent loans held for investment where the borrower is experiencing financial difficulty.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three months ended March 31, 2023.

Foreclosure Proceedings

At March 31, 2023 and December 31, 2022, the recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $6,130 and $5,711, respectively. Of the loans in formal foreclosure proceedings, $6,130 and $603 were included in loans held for sale in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively, and were carried at the lower of amortized cost or fair value. The balance of the loans at December 31, 2022 were classified as held for investment and received an allocation of the allowance for credit losses consistent with a substandard loan loss allocation rate as the loans were classified as substandard.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans, such as residential real estate and other consumer loans, and non-homogeneous loans, such as commercial and industrial, construction and commercial real estate loans. This analysis is performed at least quarterly. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered pass-rated loans.

For residential and consumer loan classes, the Company evaluates credit quality based on the accrual status of the loan. The following table presents the amortized cost in residential and consumer loans based on accrual status:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$772	$74,845	$137,888	$109,290	$264,936	$692,578	$8,944	$301	$1,289,554
Nonaccrual	—	—	—	—	—	—	—	—	—
Total residential mortgage loans	$772	$74,845	$137,888	$109,290	$264,936	$692,578	$8,944	$301	$1,289,554
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Real estate - construction:
Risk rating
Pass	$—	$—	$—	$9,581	$10,782	$6,329	$—	$—	$26,692
Special mention	—	—	—	—	3,412	—	—	—	3,412
Substandard or lower	—	—	—	—	6,151	—	—	—	6,151
Total real estate – construction	$—	$—	$—	$9,581	$20,345	$6,329	$—	$—	$36,255
Real estate – construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$1,368	$—	$1,368
Total commercial and industrial	$—	$—	$—	$—	$—	$—	$1,368	$—	$1,368
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial real estate:
Risk rating
Pass	$5,433	$80,748	$37,159	$36,778	$11,296	$19,098	$—	$—	$190,512
Special mention	—	3,645	12,215	2,941	7,364	8,115	—	—	34,280
Total real estate – commercial real estate	$5,433	$84,393	$49,374	$39,719	$18,660	$27,213	$—	$—	$224,792
Real estate – commercial mortgage:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The credit risk profiles by internally assigned grade for loans by class of loans as of December 31, 2022, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13, were as follows:

		Special
December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Residential real estate:
Residential first mortgage	$1,347,763	$—	$33,536	$—	$1,381,299
Residential second mortgage	9,788	—	189	—	9,977
Commercial real estate:
Retail	28,971	—	—	—	28,971
Multifamily	67,361	14,083	—	—	81,444
Office	39,610	—	—	—	39,610
Hotels/ Single-room occupancy hotels	—	3,669	1,539	—	5,208
Industrial	30,242	—	—	—	30,242
Other	21,036	15,158	—	—	36,194
Construction	31,369	4,650	8,484	—	44,503
Commercial lines of credit:
Private banking	107	—	—	—	107
C&I lending	1,289	—	—	—	1,289
Other consumer	5	—	—	—	5
Total	$1,577,541	$37,560	$43,748	$—	$1,658,849

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 6—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Residential real estate mortgage loan portfolios serviced for:
FNMA	$111,126	$113,704
FHLB	33,506	34,282
Private investors	40,230	43,274
Total	$184,862	$191,260

Custodial escrow balances maintained with these serviced loans were $842 and $380 at March 31, 2023 and December 31, 2022, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended
	March 31,
	2023	2022
Mortgage servicing rights:
Beginning of period	$1,840	$3,332
Additions	—	9
Amortization	(74)	(253)
End of period	1,766	3,088
Valuation allowance:
Beginning of period	46	610
Additions (recoveries)	17	(410)
End of period	63	200
Mortgage servicing rights, net	$1,703	$2,888

Servicing income, net of amortization of servicing rights and changes in the valuation allowance, was $59 and $443 for the three months ended March 31, 2023 and 2022, respectively.

The fair value of mortgage servicing rights was $2,039 and $2,154 at March 31, 2023 and December 31, 2022, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at March 31, 2023 and December 31, 2022 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 10.2% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At March 31, 2023 and December 31, 2022, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 13—Fair Values of Financial Instruments.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $917,161 and $861,733 at March 31, 2023 and December 31, 2022, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Time deposits that meet or exceed the FDIC insurance limit of $250 were $263,648 and $243,861 at March 31, 2023 and December 31, 2022, respectively.

Note 8—FHLB Borrowings

FHLB Advances

At March 31, 2023 and December 31, 2022, the Company has a long-term fixed-rate advance of $50,000 with a maturity date of May 2029. The advance requires monthly interest-only payments at 1.96% per annum with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advance is callable by the FHLB in May 2024.

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000 through October 2023. The overdraft line of credit was not used during three months ended March 31, 2023 and 2022. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 5.24% and 4.74% at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under this agreement. The overdraft line of credit is issued for a one-year term and automatically extends for an additional one-year term unless terminated in advance of the renewal by the Company.

In 2021, the Company entered into irrevocable standby letters of credit arrangements with the FHLB totaling $11,500 to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 had a 16-month term and expired in July 2022. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. This letter of credit was reduced to $2,000 during the second quarter of 2022; thereby, the Company has total available letters of credit of $2,000 at March 31, 2023 and December 31, 2022, respectively. There were no borrowings outstanding on these standby letters of credit during the three months ended March 31, 2023 and 2022.

The long-term fixed-rate advance and the overdraft line of credit are collateralized by certain investment securities and loans. Based on this collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $398,361 at March 31, 2023. Refer to Note 4—Investment Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Company has available unsecured credit lines with other banks totaling $80,000 at March 31, 2023 and December 31, 2022. There were no borrowings under these unsecured credit lines during the three months ended March 31, 2023 and 2022.

Note 9—Subordinated Notes, net

The subordinated notes (the “Notes”) were as follows:

	March 31,	December 31,
	2023	2022
Subordinated notes	$65,000	$65,000
Unamortized note premium	253	271
Total	$65,253	$65,271

The Notes accrue interest at a variable interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 5.82%, payable quarterly in arrears. The interest rate was 10.65% and 9.90% at March 31, 2023 and December 31, 2022, respectively. Note premium costs are amortized over the contractual term of the Notes into interest expense using the effective interest method. Interest expense on these Notes was $1,693 and $964 for the three months ended March 31, 2023 and 2022, respectively. The Notes mature in April 2026.

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

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. Prior to January 1, 2023, the Notes were included in Tier 2 capital for the Company as permitted by applicable regulatory guidelines and interpretations. On January 1, 2023, the Company and the Bank elected to use the Community Bank Leverage Ratio (“CBLR”) framework for compliance with capital adcquacy requirements and such framework does not require a computation involving Tier 2 capital. Refer to Note 11—Regulatory Capital Requirements. As long as the Notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered well capitalized, as defined by regulatory guidelines.

The Company currently may not issue new debt without the prior approval of the FRB.

Note 10—Stock-based Compensation

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company, of which 3,435,696 shares were available for future grants. The stock-based awards are issued at no less than the market price on the date the awards are granted.

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

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Beginning in 2020, stock option awards vest ratably over three years (one-third per year) after the date of grant, while stock option awards granted prior to 2020 generally vest in installments of 50% in each of the third and fourth year after the date of grant. All stock option awards have a maximum term of ten years. No stock option awards were granted during the three months ended March 31, 2023 and 2022.

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2023 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
(Years)
Outstanding at January 1, 2023	349,545	$5.19	7.17	$627
Granted	—
Exercised	—
Forfeited/expired	—
Outstanding at March 31, 2023	349,545	$5.19	6.93	$498
Exercisable at March 31, 2023	349,545	$5.19	6.93	$498

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company recorded stock-based compensation expense associated with stock options of $1 and $(13) for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was no unrecognized compensation cost related to stock options.

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

During the three months ended March 31, 2023, the board of directors approved the issuance of 60,000 shares of restricted stock to independent directors with a weighted average grant-date fair value of $6.09. During the three months ended March 31, 2022, the board of directors approved the issuance of 53,681 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $5.75 and 8,681 shares were awarded to key employees with a weighted average grant-date fair value of $5.76.

During the three months ended March 31, 2023 and 2022, the Company withheld 12,166 shares and 13,383 shares of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $75 and $84, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

A summary of the restricted stock awards activity for the three months ended March 31, 2023 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2023	390,125	$6.17
Granted	60,000	6.09
Vested	(65,024)	6.62
Forfeited	(35,589)	6.23
Nonvested at March 31, 2023	349,512	$6.07

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $172 and $159 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was $1,540 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the three months ended March 31, 2023 and 2022, was $399 and $332, respectively.

Note 11—Regulatory Capital Requirements

The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a thrift holding company, generally is subject to the capital adequacy requirements of the Federal Reserve. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Prompt corrective action regulations provide five classifications for depository institutions like the Bank, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators, in their discretion, can require the Company to lower classifications in certain cases. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the Company’s business, financial condition and results of operations.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The federal banking agencies’ regulations provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the “CBLR” framework), as implemented pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The CBLR framework is designed to reduce the burden of the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the capital ratio requirements for the “well capitalized” capital category under applicable prompt corrective action regulations and will not be required to report or calculate risk-based capital under generally applicable capital adequacy requirements. Failure to meet the qualifying criteria within the grace period of two reporting periods, or to maintain a leverage ratio of 8.0% or greater, would require the institution to comply with the generally applicable capital adequacy requirements. An eligible banking organization can opt out of the CBLR framework and revert to compliance with general capital adequacy requirements and capital measurements under prompt corrective action regulations without restriction.

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of March 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following tables present the consolidated Company’s and the Bank’s actual and minimum required capital amounts and ratios at March 31, 2023 and December 31, 2022:

			To be Well
			Capitalized Under Prompt Corrective
	Actual		Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
March 31, 2023
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	332,165	13.49%	221,576	9.00%
Bank	406,705	16.52%	221,520	9.00%

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$390,591	25.64%	$121,888	8.00%	N/A	N/A
Bank	425,159	27.93	121,795	8.00	$152,244	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,068	21.79	91,416	6.00	N/A	N/A
Bank	405,803	26.65	91,346	6.00	121,795	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,068	21.79	68,562	4.50	N/A	N/A
Bank	405,803	26.65	68,510	4.50	98,959	6.50
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	332,068	13.54	98,073	4.00	N/A	N/A
Bank	405,803	16.56	98,032	4.00	122,540	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Dividend Restrictions

As noted above, federal banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to its shareholders. The holding company’s principal source of funds for dividend payments is dividends received from the Bank. Regulatory approval is required if (i) the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years or (ii) the Bank would not be at least “adequately capitalized” following the distribution. In addition, the Company currently is required to obtain the prior approval of the FRB in order to pay dividends to the Company’s shareholders.

Refer to Note 15—Commitments and Contingencies. Also, pursuant to the terms of the subordinated note agreements, the Company may pay dividends if it is well capitalized as defined by regulatory guidelines.

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

The following table presents the computation of income (loss) per share, basic and diluted:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss)	$(503)	$5,260

Denominator:
Weighted average common shares outstanding, basic	50,444,463	50,191,288
Weighted average effect of potentially dilutive common shares:
Stock options	—	108,203
Restricted stock	—	106,632
Weighted average common shares outstanding, diluted	50,444,463	50,406,123

Income (loss) per share:
Basic	$(0.01)	$0.10
Diluted	$(0.01)	$0.10

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended
	March 31,
	2023	2022
Stock options	349,545	49,545
Restricted stock	349,512	—
Total	699,057	49,545

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2023 and December 31, 2022:

		Fair Value Measurements at
		March 31, 2023
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$170,271	$118,020	$52,251	$—
Mortgage-backed securities	35,968	—	35,968	—
Collateralized mortgage obligations	136,151	—	136,151	—
Collateralized debt obligations	144	—	—	144
Equity securities	4,466	4,466	—	—

		Fair Value Measurements at
		December 31, 2022
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$168,437	$116,355	$52,082	$—
Mortgage-backed securities	36,733	—	36,733	—
Collateralized mortgage obligations	138,241	—	138,241	—
Collateralized debt obligations	147	—	—	147
Equity securities	4,396	4,396	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Three Months Ended March 31,
	2023	2022
Balance of recurring Level 3 assets at beginning of period	$147	$203
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	(2)	2
Principal maturities/settlements	(1)	(1)
Balance of recurring Level 3 assets at end of period	$144	$204

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at March 31, 2023
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$34,581	$—	$34,581	$—
Mortgage servicing rights	542	—	—	542

Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$391	$—	$—	$391

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$542	Discounted cash flow	Discount rate	10.0% - 12.5% (12.3%)
			Prepayment speed	7.6% - 22.6% (18.9%)
			Default rate	0.0%-0.2% (0.2%)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$391	Discounted cash flow	Discount rate	10.0% - 12.5% (12.2%)
			Prepayment speed	7.5% - 22.4% (19.0%)
			Default rate	0.1% - 0.2% (0.2%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2023 and December 31, 2022, are as follows:

	Fair Value Measurements at March 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$419,219	$419,219	$419,219	$—	$—
Interest-bearing time deposits with other banks	934	934	934	—	—
Loans held for sale (1)	3,398	3,440	—	3,440	—
Loans, net	1,513,481	1,436,596	—	—	1,436,596

Financial Liabilities
Time deposits	917,161	912,351	—	912,351	—
Federal Home Loan Bank borrowings	50,000	48,760	—	48,760	—
Subordinated notes, net	65,253	65,533	—	65,533	—

	Fair Value Measurements at December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$379,798	$379,798	$379,798	$—	$—
Interest-bearing time deposits with other banks	934	934	934	—	—
Loans held for sale	7,725	7,833	—	7,833	—
Loans, net	1,613,385	1,516,771	—	—	1,516,771

Financial Liabilities
Time deposits	861,733	855,566	—	855,566	—
Federal Home Loan Bank borrowings	50,000	48,360	—	48,360	—
Subordinated notes, net	65,271	65,355	—	65,355	—

(1)Excludes loans that have been reflected in loans held for sale at fair value on a nonrecurring basis.

Note 14—Related Party Transactions

The Company subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $112 for the three months ended March 31, 2022. The sublease agreements ended March 31, 2022.

Note 15—Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, such as loan commitments and unused credit lines, and standby letters of credit, which are not reflected in the condensed consolidated financial statements.

The Company adopted ASU 2016-13, effective January 1, 2023, which requires the Company to estimate expected credit losses for off-balance sheet credit exposures which are unconditionally cancellable. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, on the condensed consolidated balance sheet.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following presents the activity in the liability for unfunded commitments for the three months ended March 31, 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended March 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Liability for unfunded commitments:
Balance at the beginning of the period	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	—	579
Increase (decrease) in provision for (recovery of) credit losses	49	30	(190)	1	—	(110)
Total ending balance	$102	$155	$208	$4	$—	$469

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At March 31, 2023, there were no outstanding commitments to make loans.

Unused Lines of Credit

The Company also issues credit lines to meet customer financing needs. At March 31, 2023, the unused lines of credit include residential second mortgages of $10,773, construction loans of $5,974 and commercial and industrial loans of $972, totaling $17,719. These variable-rate unused lines of credit commitments have interest rates ranging from 4.72% to 10.13% at March 31, 2023 with maturities ranging from 3 months to 23 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Commitments to make loans	$—	$—
Unused lines of credit	17,719	20,865
Standby letters of credit	24	24

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

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

The Bank has received grand jury subpoenas from the U.S. Department of Justice (the “DOJ”) beginning in 2020 requesting the production of documents and information in connection with an investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. On March 15, 2023, the Company entered into a Plea Agreement (the “Plea Agreement”) with the DOJ, resolving the DOJ’s investigation. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27,239 in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. At a hearing held on April 19, 2023, the District Court for the Eastern District of Michigan preliminarily accepted the Plea Agreement, subject to the final court hearing. The Plea Agreement remains subject to final court approval.

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

At March 31, 2023 and December 31, 2022, the Company has a liability for contingent losses of $27,239 for the outcome of the pending investigations. There can be no assurance (i) that the accrual for contingent losses will be sufficient to cover the cost of any payments required by the DOJ resolution, or (ii) that such costs will not materially exceed such accrual and have a further material impact on the Company’s business, financial condition or results of operations.

The Bank has incurred and expects to continue to incur significant costs in its efforts to respond to the governmental investigations, including to reimburse third parties for the legal costs pursuant to requests for indemnification and advancement of expenses, which are reflected in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

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

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. These loans were previously sold to third-party investors with servicing of the loan retained. Losses expected to be incurred upon the repurchase of such loans were reflected in the mortgage repurchase liability.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At March 31, 2023, there was an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $20,471 that extends to July 2025, with the final decision to effect any such repurchase, as determined by the applicable investor.

At March 31, 2023 and December 31, 2022, the mortgage repurchase liability was $929 and $809, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $103,034 and $112,542 at March 31, 2023 and December 31, 2022, respectively, including Advantage Loan Program loans totaling $40,230 and $43,274 at March 31, 2023 and December 31, 2022, respectively.

Activity in the mortgage repurchase liability was as follows:

	Three Months Ended
	March 31,
	2023	2022
Balance, beginning of period	$809	$2,954
Net provision (recovery)	120	(213)
Balance, end of the period	$929	$2,741

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2022 Form 10-K.

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

The risks, uncertainties and other factors identified in our filings with the SEC, and others, may cause actual future results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, see the risk factors set forth under “Item 1A. Risk Factors” in our 2022 Form 10-K. You should carefully consider these risk factors in evaluating these forward-looking statements.

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

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Part II, Item 1A. Risk Factors” and in our 2022 Form 10-K, as well as under this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Advantage Loan Program

●	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital

●	The results of governmental investigations
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the termination of our Advantage Loan Program
●	Potential claims for advancement and indemnification from certain directors and officers related to the governmental investigations and potential litigation against us or counterclaims by our controlling shareholder

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and the FRB
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government
●	The economic impact, and governmental and regulatory actions to mitigate the impact, of the disruptions created by the coronavirus disease 2019 (“COVID-19”) pandemic
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the qualified thrift lender test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking and securities laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws, including as a result of the recent bank failures
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing

●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuation of the LIBOR

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market
●	Our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models

●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC
●	We may experience increases in FDIC insurance assessments

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above, under “Item 1A. Risk Factors” in our 2022 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, as well as the items set forth under “Part II, Item 1A. Risk Factors.”

Company Overview

We are a unitary thrift holding company headquartered in Southfield, Michigan and our primary business is the operation of our wholly owned subsidiary, Sterling Bank. Through Sterling Bank, we offer a range of loan products to the residential and commercial markets, as well as retail and business banking services. The Bank originates residential and commercial real estate loans, construction loans, commercial and industrial and other consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. It also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 28 branches of which 26 branches are located in San Francisco and Los Angeles, California with the remaining branches located in New York, New York and Southfield, Michigan.

Recent Developments

On March 15, 2023, the Company entered into a Plea Agreement with the DOJ, resolving the DOJ’s investigation. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. At a hearing held on April 19, 2023, the District Court for the Eastern District of Michigan preliminarily accepted the Plea Agreement, subject to the final court hearing. The Plea Agreement remains subject to final court approval.

For additional information regarding these matters, see “Part II, Item 1. Legal Proceedings.”

Overview of Quarterly Performance

The first quarter of 2023 continues to reflect our remediation and repositioning. The resolutions of the investigation by the DOJ during the first quarter of 2023 and of the OCC investigation during the second half of 2022 remove much of the uncertainty that has existed since 2020. Furthermore, despite the uncertainty in the banking industry resulting from several recent bank failures, we continue to maintain strong capital levels, liquidity and credit quality metrics.

We had a net loss of $(0.5) million for the three months ended March 31, 2023, compared to net income of $5.3 million for the three months ended March 31, 2022. This decrease was primarily due to an increase in interest expense on our average balance of interest-bearing deposits, as the average interest rate paid increased 166 basis points, while the average yield on interest-earning assets increased 133 basis points. The changes in our average interest rate paid and average yield are primarily driven by the Federal Open Market Committee’s increase of the federal funds rate range from 0.00% - 0.25% in March 2022 to 4.75% - 5.00% by March 31, 2023. Non-interest expenses remained high during the first quarter of 2023, reflecting the continued high level of professional fees related to the DOJ investigation and resolution, as well as the costs of our ongoing cooperation as both the OCC and DOJ continue to investigate certain individuals.

In addition, we continued to improve our credit metrics. During the first quarter of 2023, we reclassified $41.1 million of nonaccrual and delinquent residential loans as held for sale and recorded a $6.5 million charge off against the allowance for credit losses to reflect their estimated fair value of $34.6 million. This reclassification reduces our nonperforming loans held for investment to a negligible amount and our total nonperforming assets to $26.3 million, which is comprised almost entirely of nonaccrual residential loans held for sale.

In March 2023, two banks experienced significant deposit losses and ultimately failed. This caused investor and customer confidence in the banking sector to wane. However, our total deposits remained relatively stable in the three months ended March 31, 2023 and, in particular, during the month of March, only decreasing $32.2 million, or 2%, from December 31, 2022 to $1.9 billion at March 31, 2023. Our current strategy remains to offer competitive interest rates on our deposit products to maintain our existing customer deposit base and help manage our liquidity.

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

During the three months ended March 31, 2023, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2022 Form 10-K, except we have updated our discussion of our accounting policy that we consider as critical for the allowance for credit losses below as a result of our adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2023.

Allowance for Credit Losses

The allowance for credit losses is based on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on nonaccrual loans, significant reliance on estimated loss rates on portfolios and consideration of our evaluation of macro-economic factors and trends. While our methodology in establishing the allowance for credit losses attributes portions of the allowance for credit losses to the residential and commercial real estate, and other consumer portfolio segments, the entire allowance for credit losses is available to absorb credit losses in the total loan portfolio.

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of held for investment loans to present the net amount expected to be collected from the loans. The allowance for credit losses is adjusted through a charge (recovery) to provision for (recovery of) credit losses. Changes in the allowance for credit losses and, therefore, in the related provision can materially affect net income. In applying the judgment and review required to determine the allowance for credit losses, management considers changes in economic conditions, customer behavior, and collateral value, among other factors. From time to time, economic factors or business decisions may affect the composition and mix of the loan portfolio, causing management to increase or decrease the allowance for credit losses. When the Company determines that all or a portion of a loan is uncollectible, the appropriate amount is written off, and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

The Company estimates the allowance for credit losses in accordance with the CECL methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment. The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management's judgment is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts. Loans that no longer share similar risk characteristics with any portfolio segment are subject to individual assessment and are removed from the collectively assessed segments. Management performs periodic sensitivity and stress testing using available economic forecasts in order to evaluate the adequacy of the allowance for credit losses under varying scenarios.

The Company’s methodologies for estimating the allowance for credit losses considers available relevant information about the collectability of cash flows, including past events, current conditions, and reasonable and supportable forecasts. For additional discussion of the Company’s methodology in determining the allowance for credit losses, see Note 3 – Summary of Significant Accounting Policies, Allowance for Credit Losses - Loans to our condensed consolidated financial statements included in Item 1. Financial Statements.

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31, 2023		At December 31, 2022
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,289,554	83%	$1,391,276	84%
Commercial real estate	224,792	15%	221,669	13%
Construction	36,255	2%	44,503	3%
Total real estate	1,550,601	100%	1,657,448	100%
Commercial and industrial	1,368	—%	1,396	—%
Other consumer	77	—%	5	—%
Total loans	1,552,046	100%	1,658,849	100%
Less: allowance for credit losses	(38,565)		(45,464)
Loans, net	$1,513,481		$1,613,385

Our loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At March 31, 2023 and December 31, 2022, residential real estate loans accounted for 83% and 84%, respectively, of total gross loans held for investment. Most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles areas. As of March 31, 2023, approximately 81% of our loan portfolio was based in California with 54% and 27% in the San Francisco and Los Angeles areas, respectively.

Total gross loans held for investment of $1.6 billion at March 31, 2023 declined $106.8 million, or 6%, from $1.7 billion at December 31, 2022. The decline in our loan portfolio from December 31, 2022 was primarily attributable to repayments on loans, which continued to outpace our loan production. Also, contributing to the decline in loans held for investment, during the three months ended March 31, 2023, loans with an amortized cost of $41.1 million were transferred from loans held for investment to loans held for sale due to management’s change in intent and decision to sell the loans. On the transfer, the Company recorded a $6.5 million charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value. Also, during the same period, residential real estate loans with an amortized cost of $3.9 million were transferred from loans held for sale to loans held for investment.

Our overall decline in loan production reflects a number of factors, including our decision to stop originating construction loans and the prevailing rising interest rate and inflationary environment of 2022, which practically limited the opportunities we had for meaningful loan production. Also, in May 2022, we outsourced our residential loan origination function to a third-party vendor. In November 2022, we were notified of our residential loan originator plans to exit the business. We used commercially reasonable efforts to evaluate and originate pending loan applications through February 28, 2023. The Company is in the process of finding a new mortgage fulfillment provider. Until such time as we enter into an agreement with a replacement provider, we have suspended the origination of residential loans and pending further evaluation of our alternatives, we may discontinue the origination of residential mortgage loans. In the meantime, we may look to purchase residential loans from the secondary market or pursue other similar alternatives. Finally, our loan production was impacted by our decision to delay introducing new loan products until we had resolved the governmental investigations.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, LIBOR, U.S. Treasuries and Secured Overnight Financing Rate (“SOFR”), and fixed-rate loans, for which the interest rate does not change through the life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at March 31, 2023:

	Adjustable Rate
March 31, 2023	Prime	LIBOR	Treasury	SOFR	Total	Fixed Rate	Total

	(In thousands)
Residential real estate	$9,245	$898,532	$332,091	$29,995	$1,269,863	$19,691	$1,289,554
Commercial real estate	—	—	121,808	21,488	143,296	81,496	224,792
Construction	36,255	—	—	—	36,255	—	36,255
Commercial and industrial	135	—	36	—	171	1,197	1,368
Other consumer	—	—	—	—	—	77	77
Total	$45,635	$898,532	$453,935	$51,483	$1,449,585	$102,461	$1,552,046

% by rate type at March 31, 2023	3%	58%	29%	3%	93%	7%	100%

Across our loan portfolio, our adjustable-rate loans are typically based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Our prime-based loans, which typically are construction loans and home equity loans, adjust to a rate equal to 25 to 238 basis points above Prime and have maturities of up to 36 months. Interest rates on our adjustable-rate LIBOR-based loans originated prior to March 8, 2021 adjust to a rate typically equal to 350 to 450 basis points above the one-year LIBOR, and those that were originated after March 8, 2021 adjust to a rate based on the U.S. Treasury one-year constant maturity Treasury rate. At March 31, 2023, we have adjustable-rate loans totaling $898.5 million, or 58%, of our loan portfolio that are LIBOR-indexed currently and will reprice to an interest rate based on LIBOR, until LIBOR is no longer available as a reference rate. Upon the cessation of the publication of LIBOR rate, currently expected on June 30, 2023, we have determined that our LIBOR-based loans will convert to rates based on SOFR.

At March 31, 2023, our SOFR-based loans consist of residential mortgage loans that were purchased in October 2022 and an origination of a large commercial real estate loan.

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of March 31, 2023:

	Residential	Commercial		Commercial	Other
March 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$406,972	$26,790	$36,255	$171	$—	$470,188
After 6 months through 12 months	399,905	994	—	—	—	400,899
After 12 months through 24 months	113,802	50,320	—	—	—	164,122
After 24 months through 36 months	110,242	4,450	—	—	—	114,692
After 36 months through 60 months	149,940	57,503	—	—	—	207,443
After 60 months	89,002	3,239	—	—	—	92,241
Fixed to maturity	19,691	81,496	—	1,197	77	102,461
Total	$1,289,554	$224,792	$36,255	$1,368	$77	$1,552,046

At March 31, 2023, $122.1 million, or 8%, of our adjustable interest rate loans were at their interest rate floor. See Item 3. Quantitative and Qualitative Disclosures about Market Risk relating to the discontinuance of LIBOR and our LIBOR based loans convert to SOFR-based rates.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are past due 90 days or more and still accruing interest and nonaccrual loans held for sale.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At March 31,	At December 31,
	2023	2022

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$—	$33,690
Total nonaccrual loans(2)	—	33,690
Loans past due 90 days or more and still accruing interest	34	35
Other troubled debt restructurings(3)	—	2,637
Nonaccrual loans held for sale	26,270	1,942
Total nonperforming assets	$26,304	$38,304
Total loans(1)	$1,552,046	$1,658,849
Total assets	$2,411,548	$2,444,735
Total nonaccrual loans to total loans(2)	—	2.03%
Total nonperforming assets to total assets	1.09%	1.57%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale. If nonaccrual loans held for sale are included, the ratio of total nonaccrual loans to total gross loans would be 1.65% and 2.14% at March 31, 2023 and December 31, 2022, respectively.
(3)	Other troubled debt restructurings at December 31, 2022 exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest. Effective January 1, 2023, loan modifications involving borrowers experiencing financial difficulty are evaluated under the new credit loss model. There were no such loan modifications during the three months ended March 31, 2023.

As of March 31, 2023, nonperforming assets totaled $26.3 million, a decrease of $12.0 million from $38.3 million at December 31, 2022. This decrease is primarily attributable to the reclassification of $24.4 million of nonaccrual residential loans from held for investment to held for sale, the repayment in full of $3.1 million of nonaccrual residential loans and the return of $5.5 million of nonaccrual residential loans to accrual status. Additionally, on the reclassification, nonaccrual residential real estate loans totaling $4.2 million were charged off. Partially offsetting these decreases, loans totaling $4.3 million were added to nonaccrual status and were included in the loans classified as held for sale. When including nonaccrual loans held for sale, the ratio of nonaccrual loans to total gross loans decreased from 2.14% at December 31, 2022 to 1.65% at March 31, 2023.

During the three months ended March 31, 2023 and 2022, the total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $0.5 million and $0.6 million, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	March 31, 2023			December 31, 2022
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Residential real estate	$6,017	$—	$34	$17,980	$5,337	$33,725

Total loans 90 days or more past due decreased from $33.7 million at December 31, 2022 to $34 thousand at March 31, 2023. This decrease was primarily attributable to the change in nonaccrual loans discussed in “—Nonperforming Assets” above.

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

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	March 31, 2023			December 31, 2022
	Loans Held for	Loans Held		Loans Held for	Loans Held
	Investment	for Sale	Total	Investment	for Sale	Total

	(Dollars in thousands)
Special Mention:
Commercial real estate	$34,280	$1,534	$35,814	$32,910	$1,544	$34,454
Construction	3,412	—	3,412	4,650	—	4,650
Total Special Mention	37,692	1,534	39,226	37,560	1,544	39,104
Substandard:
Residential real estate	34	26,270	26,304	33,725	1,942	35,667
Commercial real estate	—	—	—	1,539	—	1,539
Construction	6,151	—	6,151	8,484	—	8,484
Total Substandard	6,185	26,270	32,455	43,748	1,942	45,690
Total	$43,877	$27,804	$71,681	$81,308	$3,486	$84,794

Total Loans	$1,552,046	$37,979	$1,590,025	$1,658,849	$7,725	$1,666,574
Classified assets to total loans	3%	73%	5%	5%	45%	5%

Allowance for Credit Losses

We adopted ASU 2016-13 on January 1, 2023 on a modified retrospective basis. This guidance changes the accounting for credit losses from an incurred loss model, which estimates a loss allowance based on current known and inherent losses within the loan portfolio to an expected loss model, which estimates a credit loss based on losses expected to be recorded over the lifetime of the loan portfolio. We recorded a pre-tax cumulative effect adjustment to decrease the allowance for credit losses by $1.7 million and we established a liability for unfunded commitments of $0.6 million. The decrease in the allowance for credit losses was primarily due to our construction portfolio which has short contractual maturities and was partially offset by an increase in the allowance for credit losses in both our residential real estate and commercial real estate portfolios which have longer contractual maturities.

Based on our evaluation of our available for sale debt securities, we did not record an allowance for credit losses on these securities, upon adoption. See Note 4 to our condensed consolidated financial statements included in Item 1. Financial Statements.

See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” for additional discussion of our allowance for credit losses accounting policy.

Prior to the adoption of CECL, the allowance for loan losses was maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the condensed consolidated balance sheet reporting dates. The allowance for loan losses was based on management’s assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge-offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines etc.), national and local business conditions, historical loss experience, an overall evaluation of the quality of the underlying collateral and other external factors. Certain qualitative components within our allowance for loan losses methodology took on increased significance in prior periods, and to a lesser extent in the most recent period, as a result of the economic impact of the COVID-19 pandemic. These qualitative components included unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended March 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) for credit losses	(1,889)	3,217	(546)	2	—	784
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	60	5	1	—	—	66
Total ending balance	$20,498	$16,067	$1,994	$6	$—	$38,565

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2022, as determined accordance with ASC 310, Receivables, prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended March 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision for (recovery of) for loan losses	(2,481)	1,096	(2,902)	(2)	—	(4,289)
Recoveries	190	5	1	—	—	196
Total ending balance	$29,911	$13,709	$8,829	$6	$—	$52,455

Our allowance for credit losses at March 31, 2023 was $38.6 million, or 2.48% of total loans held for investment, compared to $44.2 million, or 2.66% (after the adoption of ASU 2016-13), of total loans held for investment, at January 1, 2023. The allowance for credit losses decreased from $44.2 million primarily due to the transfer of nonaccrual and delinquent residential real estate loans to held for sale, which resulted in a charge off of $6.5 million and removed all nonaccrual loans from our held for investment portfolio, and an overall reduction in our loan portfolio. These decreases were partially offset by an increase in the required allowance on our commercial real estate loans because of changes in our economic forecasts to reflect the weakening in the commercial real estate market.

Net charge offs during the first quarter of 2023 were $6.4 million compared to net recoveries of $(0.2) million for the three months ended March 31, 2022. Net charge offs in the first quarter of 2023 primarily reflects the $6.5 million in charge offs of our recorded investment on those residential loans transferred to held for sale during the three months ended March 31, 2023.

See “Results of Operations—Provision for (Recovery of) for Credit Losses” for additional information about our provision for (recovery of) for credit losses.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At March 31, 2023		At December 31, 2022
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category to
	for Credit	Total	for Credit	Total
	Losses	Loans	Losses	Loans

	(Dollars in thousands)
Residential real estate	$20,498	83%	$27,951	84%
Commercial real estate	16,067	15%	11,694	13%
Construction	1,994	2%	5,781	3%
Commercial and industrial	6	—%	38	—%
Other consumer	—	—%	—	—%
Total	$38,565	100%	$45,464	100%
Nonaccrual loans(1)	$—	—	$33,690	—
Nonperforming loans and troubled debt restructurings(2)	$34	—	$36,362	—
Total loans	$1,552,046	—	$1,658,849	—
Allowance for credit losses to nonaccrual loans(1)	—%	—	135%	—
Allowance for credit losses to total loans	2.48%	—	2.74%	—
(1)	Nonaccrual loans exclude nonaccrual loans held for sale.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2023, the Company did not have any collateral-dependent loans where the borrower is experiencing financial difficulty.

Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (ASC 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosures requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted the provisions of ASU 2022-02 on January 1, 2023, along with its adoption of ASU 2016-13, Financial Instruments—Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“2016-13”) and was applied using the modified retrospective method. On the date of adoption, the Company increased its allowance for credit losses by $0.4 million, recorded a deferred income tax impact of $0.1 million and recorded a cumulative effect adjustment of $0.3 million, net of the income tax impact of $0.1 million, to decrease the opening balance of retained earnings as of January 1, 2023, for the initial application of ASU 2022-02. The cumulative effect adjustment represents the difference between the allowance previously determined under the troubled debt restructuring model and the allowance determined under the new credit loss accounting model for existing troubled debt restructuring loans on the adoption date.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three months ended March 31, 2023.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At March 31,		At December 31,
	2023		2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$176,318	$170,271	$175,878	$168,437
Mortgage-backed securities	40,204	35,968	41,388	36,733
Collateralized mortgage obligations	148,945	136,151	153,066	138,241
Collateralized debt obligations	155	144	157	147
Total	$365,622	$342,534	$370,489	$343,558

We decreased the size of our available for sale debt securities portfolio (on an amortized-cost basis) by $4.9 million, or 1.3%, from December 31, 2022 to $365.6 million at March 31, 2023. The decline in our debt securities (on an amortized cost basis) during the first quarter of 2023 was primarily due to principal receipts from our collateralized mortgage obligations and mortgage-backed securities of $5.4 million. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio.

For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, we evaluate at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of income taxes.

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. At March 31, 2023, gross unrealized losses on debt securities totaled $23.1 million. Our debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. Management has concluded that the long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises indicates an expectation that nonpayment of the amortized cost basis is zero. Our available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, we have not recorded an allowance for credit losses for our available for sale debt securities at March 31, 2023.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At March 31, 2023 and December 31, 2022, equity securities totaled $4.7 million and $4.6 million, respectively.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or its redemption value. At March 31, 2022 and December 31, 2022, we held $20.3 million in FHLB stock.

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products in order to maintain a stable liquidity profile and a competitive cost of funds. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time. The following table sets forth the composition of our deposits by account type at the dates indicated.

	At March 31,	At December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits	$46,496	$53,041
Money market, savings and NOW	958,165	1,039,263
Time deposits	917,161	861,733
Total deposits	$1,921,822	$1,954,037

Total deposits were $1.9 billion as of March 31, 2023, a decrease of $32.2 million, or 2%, compared to $2.0 billion at December 31, 2022. Our money market, savings and NOW deposits decreased by $81.1 million, or 8%, and our noninterest-bearing demand deposits decreased $6.5 million, or 12%, from December 31, 2022. Our time deposits increased by $55.4 million, or 6%, due to our strategy to continue to offer time deposits at competitive interest rates to maintain our existing customer deposit base and help manage our liquidity. We also experienced our existing customers shifting their deposits from money market, savings and NOW accounts to time deposits to take advantage of the higher interest rates. We had no brokered deposits at March 31, 2023 or December 31, 2022.

We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250,000 and brokered deposits. Core deposits totaled $1.7 billion, or 86% of total deposits, at March 31, 2023 compared to $1.7 billion, or 88% of total deposits, at December 31, 2022.

As of March 31, 2023, we had estimated $389.1 million in uninsured deposits. Total estimated uninsured deposits were approximately 20% of total deposits at March 31, 2023. The insured deposit data does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations. The portion of U.S. time deposits, by account, that exceed the FDIC insurance limit of $250,000 was $93.6 million at March 31, 2023.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

At March 31, 2023 and December 31, 2022, outstanding FHLB borrowings totaled $50.0 million. Our FHLB borrowings consisted of a long-term fixed rate advance with a fixed interest rate of 1.96% with a maturity date of May 2029, although the advance is callable by the FHLB in May 2024.

We have outstanding subordinated notes in a principal amount of $65.0 million (the “Notes”) at March 31, 2023, which have a variable interest rate equal to the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 10.65% at March 31, 2023. The Notes mature on April 15, 2026. The Company may redeem the Notes, in whole or part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest. There have been no redemptions of the Notes.

At March 31, 2023, we had the ability to borrow an additional $398.4 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $2.0 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million. There were no borrowings outstanding on the lines of credit with other banks.

Shareholders’ Equity

Total shareholders’ equity was $315.5 million at March 31, 2023, compared to $312.6 million at December 31, 2022. The increase in shareholders’ equity is primarily attributable to unrealized losses on our investment securities portfolio in accumulated other comprehensive loss that have recovered by $2.8 million since December 31, 2022 which resulted from changes in market value related to the shift in the interest rate yield curve.

Analysis of Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

General. The Company had a net loss of $(0.5) million for the three months ended March 31, 2023 compared to net income of $5.3 million for the three months ended March 31, 2022.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended
	March 31, 2023			March 31, 2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,366,872	$18,514	5.42%	$1,660,692	$18,278	4.40%
Commercial real estate	223,929	2,596	4.64%	247,044	3,436	5.56%
Construction	41,436	1,034	9.98%	95,123	2,149	9.04%
Commercial and industrial	1,382	16	4.63%	350	5	5.71%
Total loans	1,633,619	22,160	5.43%	2,003,209	23,868	4.77%
Securities, includes restricted stock(2)	366,346	2,456	2.68%	350,150	835	0.95%
Other interest-earning assets	411,766	4,807	4.67%	452,651	215	0.19%
Total interest-earning assets	2,411,731	29,423	4.88%	2,806,010	24,918	3.55%
Noninterest-earning assets
Cash and due from banks	4,475			4,016
Other assets	28,398			43,322
Total assets	$2,444,604			$2,853,348
Interest-bearing liabilities
Money market, savings and NOW	$1,001,505	$4,614	1.87%	$1,310,848	$707	0.22%
Time deposits	900,890	5,195	2.34%	861,785	1,623	0.76%
Total interest-bearing deposits	1,902,395	9,809	2.09%	2,172,633	2,330	0.43%
FHLB borrowings	50,000	245	1.96%	150,000	352	0.94%
Subordinated notes, net	65,264	1,693	10.38%	65,337	964	5.90%
Total borrowings	115,264	1,938	6.73%	215,337	1,316	2.44%
Total interest-bearing liabilities	2,017,659	11,747	2.36%	2,387,970	3,646	0.62%
Noninterest-bearing liabilities
Demand deposits	50,284			64,119
Other liabilities	63,308			55,479
Shareholders’ equity	313,353			345,780
Total liabilities and shareholders’ equity	$2,444,604			$2,853,348
Net interest income and spread(2)		$17,676	2.52%		$21,272	2.93%
Net interest margin(2)			2.93%			3.03%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Three Months Ended
	March 31, 2023 vs. 2022
	Increase (Decrease)		Net
	due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(3,564)	$3,800	$236
Commercial real estate	(303)	(537)	(840)
Construction	(1,319)	204	(1,115)
Commercial and industrial	12	(1)	11
Total loans	(5,174)	3,466	(1,708)
Securities, includes restricted stock	40	1,581	1,621
Other interest-earning assets	(21)	4,613	4,592
Total change in interest income	(5,155)	9,660	4,505
Change in interest expense:
Money market, savings and NOW	(211)	4,118	3,907
Time deposits	76	3,496	3,572
Total interest-bearing deposits	(135)	7,614	7,479
FHLB borrowings	(332)	225	(107)
Subordinated notes, net	(1)	730	729
Total change in interest expense	(468)	8,569	8,101
Change in net interest income	$(4,687)	$1,091	$(3,596)

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

Net interest income was $17.7 million for the three months ended March 31, 2023, a decrease of $3.6 million, or 17%, from $21.3 million for the three months ended March 31, 2022. The decrease in net interest income reflects interest expense, primarily on deposits, increasing more than interest income during the rising rate environment of the past twelve months, which was the result of the Federal Open Market Committee increasing the federal funds rate range from 0.00% - 0.25% in March 2022 to 4.75% - 5.00% in March 2023.

Interest income was $29.4 million for the three months ended March 31, 2023, an increase of $4.5 million, or 18%, from the three months ended March 31, 2022. The increase in interest income was primarily due to interest income earned on the average balance of our investment securities and other interest-earning assets as these portfolios repriced significantly in the rising rate environment. Other interest-earning assets, which are comprised primarily of cash and due from banks, had an average yield of 4.67% for the three months ended March 31, 2023 compared to 0.19% for the three months ended March 31, 2022. These assets benefitted the most from the rising rate environment as correspondent banks and the Federal Reserve increased their deposit rate and overnight funding rates, respectively, by over 400 basis points. The impact of rising interest rates on our other interest-earning assets was slightly offset by a modest decline in the average balance of these assets. Although the average balance of our investment securities increased only 5%, these assets had an average yield of 2.68% for the three months ended March 31, 2023 compared to 0.95% for the three months ended March 31, 2022. The average balance of our investment securities was $366.3 million for the three months ended March 31, 2023 compared to $350.2 million for the three months ended March 31, 2022.

Partially offsetting the increased interest income earned on the average balance of our investment securities and other interest-earnings assets was a decline in interest income earned on our loan portfolio. Because much of our loan portfolio is comprised of adjustable-rate mortgages, the increase in interest income arising from rising interest rates was largely offset by the decline in the balance of our loan portfolio. The average balance of our loan portfolio declined $369.6 million, or 18%, from $2.0 billion for the three months ended March 31, 2022. The decrease in our average balance of loans is primarily attributable to repayments on loans, which continued to outpace our loan production as the result of our decisions to delay the development of new residential and commercial loan products and stop originating construction loans. Although the average balance of our residential mortgage loan portfolio has declined, the average yield increased 102 basis points from the three months ended March 31, 2022, due to our adjustable-rate residential real estate mortgage loans repricing at higher interest rates driven by the increasing interest rate environment in the second half of 2022 and into 2023.

Interest expense was $11.7 million for the three months ended March 31, 2023 compared to $3.6 million for the three months ended March 31, 2022. Similar to our interest-bearing assets, the increase in our interest expense was primarily driven by the change in interest rates, partially offset by the impact of a decline in the balance of our interest-bearing liabilities. The increase in interest expense was primarily due to an increase in the average rate paid on our interest-bearing deposits of 166 basis points from the three months ended March 31, 2022. Specifically, the average rate paid on money market, savings and NOW accounts and time deposits increased 165 basis points and 158 basis points, respectively, compared to the three months ended March 31, 2022, as we continued to competitively price our deposits as rates continued to rise throughout the past twelve months. Interest expense related to interest on deposits comprised 84% of total interest expense for the three months ended March 31, 2023 compared to 64% of total interest expense for the three months ended March 31, 2022.

In addition, our interest expense on our subordinated notes increased $0.7 million as the average rate paid increased to 10.38% for the three months ended March 31, 2023 compared to 5.90% for the three months ended March 31, 2022, as the interest rate on the notes continued to reprice in the rising interest rate environment.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.93% for the three months ended March 31, 2023, down 10 basis points from 3.03% for the three months ended March 31, 2022. The interest rate spread was 2.52% for the three months ended March 31, 2023, down 41 basis points from 2.93% for the three months ended March 31, 2022. Our net interest margin and interest rate spread were negatively impacted during the three months ended March 31, 2023, due to the average rate on our total interest-bearing liabilities primarily on our customer deposits due to the higher interest rate environment than the comparable period in 2022.

Provision for (Recovery of) Credit Losses. Our provision for credit losses was $0.7 million for the three months ended March 31, 2023 compared to a recovery for loan losses of $(4.3) million for the three months ended March 31, 2022. The following table presents the components of our provision for (recovery of) credit losses:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$0.8	$(4.3)
Off-balance sheet credit exposures	(0.1)	—
Total	$0.7	$(4.3)

The increase in the provision for credit losses on loans was primarily due to net charge offs of $6.4 million on the transfer of loans held for sale and the increase in the allowance for credit losses on our commercial real estate loans, which was offset by a decrease in the allowance for credit losses on our residential portfolio as a result of the transfer of loans to held for sale and loan payoffs. For additional information on changes to the allowance for credit losses, see “—Allowance for Credit Losses.”

Non-interest Income. The components of non-interest income were as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$94	$122	$(28)	(23)%
Loss on sale of investment securities	(2)	—	(2)	N/M
Gain (loss) on sale of mortgage loans held for sale	(25)	197	(222)	N/M
Unrealized gain (loss) on equity securities	71	(236)	307	N/M
Net servicing income	59	443	(384)	(87)%
Income earned on company-owned life insurance	80	328	(248)	(76)%
Other	1	557	(556)	(100)%
Total non-interest income	$278	$1,411	$(1,133)	(80)%

N/M - not meaningful

Non-interest income of $0.3 million for the three months ended March 31, 2023, a decrease of $1.1 million from the three months ended March 31, 2022. The decrease in non-interest income is primarily the result of declines in net servicing income of $0.4 million and approximately $0.4 million in recoveries of the loan valuation losses previously taken on certain commercial real estate loans that were sold in the first quarter of 2022. In addition, income earned on company-owned life insurance decreased $0.2 million due to the surrender of certain policies in the second quarter of 2022. Further, gain (loss) on the sale of mortage loans held for sale decreased by $0.2 million primarily due to fewer sales of mortage loans during the three months ended March 31, 2023 offset by the unrealized gain (loss) on equity securities increase of $0.3 million.

Non-interest Expense. The components of non-interest expense were as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$9,410	$9,617	$(207)	(2)%
Occupancy and equipment	2,112	2,142	(30)	(1)%
Professional fees	3,221	5,157	(1,936)	(38)%
FDIC assessments	257	369	(112)	(30)%
Data processing	738	805	(67)	(8)%
Net provision for (recovery of) mortgage repurchase liability	120	(213)	333	N/M
Other	1,979	1,546	433	28%
Total non-interest expense	$17,837	$19,423	$(1,586)	(8)%

N/M - not meaningful

Non-interest expense of $17.8 million for the three months ended March 31, 2023 reflected a decrease of $1.6 million compared to the three months ended March 31, 2022. This decrease was primarily attributable to reimbursements received from an insurance carrier of $2.2 million for previously incurred direct and third-party legal expenses related to the governmental investigations that were determined to be covered by our insurance. Absent the reimbursement from the insurance carrier, professional fees would have remained elevated. The decrease was partially offset by an increase in the net provision for mortage repurchase liability of $0.3 million and a $0.4 million increase in other non-interest expenses.

Income Tax Expense (Benefit). We recorded an income tax benefit of $(54) thousand, or effective tax rate of 9.7%, for the three months ended March 31, 2023 compared to an income tax expense of $2.3 million, or effective tax rate of 30.3%, for the three months ended March 31, 2022. The decrease in our effective tax rate is primarily due to the lower level of pretax earnings in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure we have adequate liquidity to fund our operations.

During the three months ended March 31, 2023, two large banks were closed and placed into receivership with the FDIC. Although we were not directly affected by these bank failures, this news caused depositors to withdraw or attempt to withdraw their funds from these and other financial institutions, including us. Our customer deposit balances have remained relatively stable following these bank failures. Should we be exposed to this type of contagion risk in the future, we may need to exit certain positions in investments at a pace and in a market environment that may result in substantial losses. The risk of significant deposit withdrawals may be magnified based on the amount of uninsured deposits; concentrations of depositors in certain industries, geographies and corporate life cycle stages; and the availability of alternative deposit and investment opportunities for our customers.

Our primary sources of funds consist of cash flows from operations, deposits and principal repayments on loans and sales of our investment securities. Additional liquidity is provided by our ability to borrow from the FHLB, our ability to sell portions of our loan portfolio, and access to the discount window of the Federal Reserve and brokered deposits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and investment securities in our available for sale portfolio. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At March 31, 2023 and December 31, 2022, cash and due from banks totaled $419.2 million and $379.8 million, respectively; interest-bearing time deposits with other banks totaled $0.9 million; and debt securities available for sale, totaled $342.5 million and $343.6 million, respectively. We purchased investment securities of $3.0 million and $73.6 million during the three months ended March 31, 2023 and 2022, respectively, and had maturing investments or principal receipts of $5.4 million and $12.4 million during the three months ended March 31, 2023 and 2022, respectively. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. At March 31, 2023 and December 31, 2022, outstanding FHLB advances totaled $50.0 million. There were no amounts outstanding on lines of credit with other banks during the three months ended March 31, 2023. Based on our collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $398.4 million. We also had available credit lines with other banks totaling $80.0 million.

In addition, as a result of the recent bank failures of Silicon Valley Bank and Signature Bank, the FRB has made available to banks the Bank Term Funding Program, against which we can borrow with qualifying collateral, including the bulk of the investment securities portfolio, valued at par as permitted by the terms of the program. The term is for one year and the interest rate is fixed at the time the advance is taken and there is no prepayment penalty. Allowable investments for pledge would include all of the Company’s investment securities except the non-Agency collateralized mortgage obligations and those allowable investments already pledged to the FHLB. At March 31, 2023, the Company had no advances outstanding under the Bank Term Funding Program, but would have unused borrowing capacity of $254.1 million thereunder. The program expires on March 11, 2024.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $1.9 billion at March 31, 2023, a decrease of $32.2 million, or 2% from December 31, 2022. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position. As of March 31, 2023, time deposits due within one year were $604.4 million, or 31% of total deposits. As of December 31, 2022, time deposits due within one year were $444.9 million, or 23% of total deposits. In addition, we estimated our total uninsured deposits were $389.1 million, or 20%, of total deposits. as of March 31, 2023.

The cash outflows from decreases in deposits was more than offset by the cash inflows from net decreases in loans. During the three months ended March 31, 2023 and 2022, we originated $6.2 million and $60.8 million, respectively, of loans. Cash flows provided by loan payoffs totaled $53.2 million and $182.0 million during the three months ended March 31, 2023 and 2022, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. Often, the agreements under which we sell residential mortgages loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has outstanding commitments to repurchase pools of Advantage Loan Program loans sold with a total outstanding principal balance of $20.5 million at March 31, 2023. These commitments expire in July 2025. In addition, the unpaid principal balance of the sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our original offers to repurchase such loans were accepted totaled $40.2 million, which includes loans that we have committed to repurchase.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At March 31, 2023, we had unfunded commitments to extend credit totaling $17.7 million and standby letters of credit outstanding of $24 thousand. The Company is required to estimate the expected credit losses for off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which are not unconditionally cancellable. At March 31, 2023, the Company has recorded a liability for unfunded commitments of $0.5 million.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Federal banking regulations limit the dividends that may be paid by the Bank. Regulatory approval is required if the Bank’s total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least “adequately capitalized” under applicable regulations following the distribution. Federal banking regulations also limit the ability of the Bank to pay dividends under other circumstances. Even if an application is not otherwise required, every savings bank that is a subsidiary of a unitary thrift holding company, such as the Bank, must still file a notice with the FRB at least 30 days before its board of directors declares a dividend or approves a capital distribution. The Company has the legal ability to access the debt and equity capital markets for funding, although the Company currently is required to obtain the prior approval of the FRB in order to issue debt.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of interest expense on subordinated notes and expenses attributable to public company operations. The Company suspended cash dividends to shareholders and its share repurchase program early in 2020. At March 31, 2023, the Company had $65.0 million in principal amount of subordinated notes outstanding that are due April 15, 2026, but may be redeemed by us, in whole or in part, at any time. There have been no redemptions on the subordinated notes. The subordinated notes require interest payable quarterly in arrears at a variable-rate of interest of the three-month LIBOR rate plus a margin of 5.82% (10.65% at March 31, 2023). Pursuant to recent federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate on June 30, 2023, the subordinated notes will bear interest at a rate based on SOFR.

The Plea Agreement provides that the Company must make a restitution payment of $27.2 million for the benefit of non-insider victim shareholders. This restitution payment will need to be funded shortly after court approval. The Company intends to fund this payment primarily from a cash dividend from the Bank, subject to compliance with applicable regulations.

The Company’s ability to pay cash dividends is restricted by the terms of the subordinated notes as well as applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under the terms of the subordinated notes, as long as the subordinated notes are outstanding, the Company is permitted to pay dividends if prior to such dividends, the Bank is considered “well capitalized” under applicable regulations. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

The Company and the Bank are subject to minimum capital adequacy requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis including our needs for additional capital and ability to pay cash dividends.

The federal banking agencies’ capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing these minimum regulatory capital requirements, these regulations have established a CCB consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

At December 31, 2022, the Company and the Bank met all regulatory capital requirements to which they were subject and held capital in excess of the CCB; however, effective as of January 1, 2023, the Company and the Bank have each elected to use the CBLR framework for compliance with regulatory capital requirements. At March 31, 2023, the Company and Bank satisfied the requirements of the CBLR framework and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirement. Had we been subject to the CBLR framework at December 31, 2022, we would have been in compliance with the CBLR requirements and, as a result, we would have been deemed to be “well capitalized” and in compliance with any other generally appliable capital requirements. For further information regarding our regulatory capital requirements, see Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements.

As observed in the wake of the recent bank failures, compliance with regulatory minimum capital requirements is a tool used in assessing the Company’s capital adequacy, but is not necessarily determinative of how the Company would fare under extreme stress. Factors that may affect the adequacy of the Company’s capital include the inherent limitations of fair value estimates and the assumptions thereof, the inherent limitations of accounting classifications of certain investments and the effect on their measurement, external macroeconomic conditions and their effects on capital and the Company’s ability to raise capital or refinance capital commitments, and extent of steps taken by state or federal governmental authorities in periods of extreme stress.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning March 31, 2023 and December 31, 2022. The table below demonstrates that we are asset sensitive at March 31, 2023 and December 31, 2022, with the asset sensitivity of our balance sheet decreasing from December 31, 2022 primarily from the increasing the beta assumptions on our money market product. Quarter over quarter the base net interest income decreased from a combination of market interest rates, balance sheet mix changes, and key model assumption updates.

	At March 31,		At December 31,
	2023		2022
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$74,234	2%	$83,587	4%
100	73,607	2%	82,016	2%
0	72,483		80,074
−100	70,395	(3)%	75,959	(5)%
−200	66,314	(9)%	70,881	(12)%

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

The following table presents, as of March 31, 2023 and December 31, 2022, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE decreased from December 31, 2022 partially from interest rate and balance sheet mix changes, and partially from implementation of updated model assumptions of our non-maturity deposit beta and decay. The sensitivity of our balance sheet worsened from December 31, 2022 in the up-rate scenarios and improved in the down-rate scenarios primarily as a result of the updated decay assumptions. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At March 31,		At December 31,
	2023		2022
	Economic		Economic
	Value		Value
Change in Interest Rates (Basis Points)	of Equity	Change	of Equity	Change

	(Dollars in thousands)
200	$402,308	(13)%	$489,907	(10)%
100	438,533	(5)%	521,450	(4)%
0	463,137		542,625
−100	478,525	3%	537,092	(1)%
−200	484,680	5%	522,085	(4)%

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

LIBOR Discontinuation

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

We have significant exposure to financial instruments with attributes that are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. We ceased using LIBOR for new originations on March 8, 2021 and began originating loans based on the U.S. Treasury one-year constant maturity Treasury rates thereafter; however, our adjustable-rate loan products that are LIBOR-indexed currently continue to reset based on LIBOR. Pursuant to federal and New York State legislation, upon the cessation of the publication of the three-month LIBOR rate, the Company’s subordinated notes and our LIBOR-based loans will bear interest at a rate based on SOFR.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below and as described in “Part II, Item 1A. Risk Factors,” we are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2022 Form 10-K, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Department of Justice Investigation

The Bank has received grand jury subpoenas from the DOJ beginning in 2020 requesting the production of documents and information in connection with an investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. On March 15, 2023, the Company, entered into a Plea Agreement with the DOJ, resolving the DOJ’s investigation. Under the Plea Agreement, the Company has agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019; pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program. At a hearing held on April 19, 2023, the District Court for the Eastern District of Michigan preliminarily accepted the Plea Agreement, subject to the final court hearing. The Plea Agreement remains subject to final court approval.

Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al.

On October 7, 2022, the Company and the Bank commenced an action against the Bank’s founder and controlling shareholder, and other nominal defendants, in the United States District Court for the Eastern District of Michigan styled Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al., No. 2:22-cv-12398-SFC-DRG (E.D. Mich.). The complaint alleges that Mr. Seligman breached his fiduciary duties to the Company and the Bank by, among other actions and inactions, using his controlling position to develop and direct the Bank’s now-discontinued Advantage Loan Program to advance his own interests and unjustly enrich himself at the expense of the Company, the Bank and the Company’s minority shareholders. The complaint seeks to recover compensatory and other damages, disgorgement of certain monies and injunctive relief. On January 30, 2023, Mr. Seligman and the nominal defendants moved to dismiss the case. The Company and the Bank filed their opposition motions on March 13, 2023, and Mr. Seligman and the nominal defendants filed a reply brief on April 13, 2023. The court will hold a hearing to consider the plaintiff’s motion to dismiss, which we currently anticipate to take place in the third quarter of 2023. There is no assurance that we will be successful in any final adjudication of this case, that any remedy would be adequate in the event we are successful in the adjudication or that we would achieve an acceptable settlement.

ITEM 1A. RISK FACTORS

Except as described herein, there are no material changes from the risk factors as disclosed in the Company’s 2022 Form 10-K.

Our entry into the Plea Agreement may harm our reputation, harm our ability to engage with certain third parties and disqualify us from certain safe harbor exemptions from offering or selling our securities, and the failure to comply with the terms of the Plea Agreement may subject us to further prosecution.

As part of the Plea Agreement, the Company agreed to plead guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019. In addition to the reputational risk and the negative publicity we have already received regarding the Advantage Loan Program, our entry into the Plea Agreement may cause further damage to our reputation in the communities we serve. Further, our entry into the Plea Agreement may cause third parties, including certain quasi-governmental agencies or exchanges, to elect to cease doing business with us, where they have the discretion to do such. Any such damage to our reputation and our ability to conduct business with third parties could materially adversely affect our business, results of operation and financial condition.

The “bad actor” disqualification provisions of Regulation D under the Securities Act restrict an issuer from offering or selling securities in a private placement in reliance on Regulation D if, among other things, the issuer has been convicted of any felony or misdemeanor, or other “disqualifying event” under the rule, which has not been waived. The SEC or the court may waive such disqualification upon a showing of good cause that disqualification is not necessary under the circumstances for which the safe harbor exemptions are being denied. Absent a waiver, we will be restricted in our ability to raise capital in a private placement in reliance on Regulation D as a direct consequence of pleading guilty to a charge of securities fraud. We have submitted to the SEC and to the court a waiver request from the “bad actor” disqualifications. There is no assurance that the SEC or the court will grant this request. If the SEC and the court were to deny our waiver request, we will be limited in our ability to raise capital through a private placement under Regulation D, which could have an adverse impact on our business, financial condition and results of operations.

Furthermore, if the Company were to breach the Plea Agreement, the Company would be subject to prosecution for any known or newly-discovered criminal violations, including additional charges. In such event, our ability to develop or introduce new loan products would once again be curtailed and become uncertain, which would have an adverse impact on our business and results of operations.

Recent volatility in the banking sector, triggered by the failures of Silicon Valley Bank and Signature Bank, may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject the Company and the Bank to enhanced government regulation and supervision.

On March 10, 2023, Silicon Valley Bank (“SIVB”) was closed by the California Department of Financial Protection and Innovation (the “CDFPI”). Two days later, on March 12, 2023, Signature Bank (“SBNY”) also failed. In each case, the FDIC was appointed as receiver. The FDIC, together with the FRB and the U.S. Treasury Secretary, then took action under applicable emergency systemic risk authority to fully protect the depositors of each bank as the institutions were wound down. SIVB and SBNY each had substantial business relationships with, and exposure to, entities within the innovation sector, including financial technology and digital asset companies, and had received an influx of deposits over the course of several years which coincided with the rapid growth of that sector. In recent periods, however, SIVB and SBNY each began to experience significant deposit losses. These losses increased rapidly in early March, ultimately causing each institution to fail. Relatedly, First Republic Bank (“FRC”) also experienced significant deposit losses in the aftermath of the failures of SIVB and SBNY, and was closed by the CDFPI, which appointed the FDIC as receiver, on May 1, 2023.

Investor and customer confidence in the banking sector—particular with regard to mid-size and larger regional banking organizations—waned in response to the failures of SIVB and SBNY. Notably, the Company’s share price decreased by approximately 9% during March 2023, consistent with other regional banking organizations. According to data published by the FRB, deposits at domestic commercial banks decreased by approximately $280 billion between the end of February 2023 and the week ended March 29, 2023. The Bank’s total deposits decreased by $32.2 million, or 2%, during the first quarter of 2023.

Congress and the federal banking agencies have begun to evaluate the events leading to the failures of SIVB and SBNY, and will likely also evaluate such with respect to the failure of FRC, to ascertain possible explanations for these developments. Preliminarily, legislators and the leadership of the federal banking agencies have posited varying theories, including, for example, inadequate prudential regulation of regional banking organizations (generally, institutions with less than $250 billion in total assets), insufficient supervision of such organizations, and a failure by the institutions themselves to properly manage risks—specifically including interest rate and liquidity risks in consideration of each institution’s business model, exposure to the innovation sector, and substantial uninsured deposit liabilities.

Further evaluation of recent developments in the banking sector may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term; (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices; and (iii) enhancement of the agencies’ supervision and examination policies and priorities. More specifically, for instance, the federal banking agencies may modify the risk-based capital regulations to eliminate the ability of certain banks to elect to offset portions of their accumulated other comprehensive income related to unrealized gains and losses on investment securities when calculating regulatory capital requirements. Alternatively, the treatment of accumulated other comprehensive income under U.S. GAAP also could be modified, the effect of which may carry through to banks’ capital management and regulatory compliance practices. The federal banking agencies may also re-evaluate applicable liquidity risk management standards, such as by reconsidering the mix of assets that are deemed to be “high-quality liquid assets” (“HQLA”) and/or how HQLA holdings and cash inflows and outflows are tabulated and weighted for liquidity management purposes.

Although we cannot predict with certainty which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, including whether community banks such as the Bank would be impacted, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

We may experience increases in FDIC insurance assessments.

The losses incurred by the Deposit Insurance Fund in connection with the resolution of SIVB, SBNY and FRC, which are estimated to amount to approximately $35.5 billion in the aggregate, are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies if the FDIC determines such action to be appropriate and the Secretary of the Treasury concurs. The FDIC must consider a variety of factors in determining the terms and applicability of any such special assessment, including, among others, the types of entities that benefit from the action taken by the agencies, economic conditions, and anticipated industry impacts. The FDIC has announced that it intends to publish a notice of proposed rulemaking for a special assessment in May 2023. It is also possible that our regular deposit insurance assessment rates will increase should the FDIC alter the assessment rate schedule or calculation methodology for all larger financial institutions (including the Bank) as a result of the recent bank failures. Although we cannot predict the specific timing and terms of any special assessment relating to the resolution of SIVB, SBNY and FRC, including whether such special assessment would be imposed on community banks such as the Bank, or any other increase in out deposit insurance assessment rates, any increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.

A significant factor in the failures of SIVB, SBNY and FRC appears to have been the proportion of the deposits held by each institution that exceeded FDIC insurance limits. In response to the failures of SIVB, SBNY and FRC, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and, in many instances, moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).

Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits.

As of March 31, 2023, approximately 20% of our total deposits of $1.9 billion were not insured by the FDIC. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

In addition, because the fair value of our available for sale investment securities decrease when interest rates increase, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. At March 31, 2023, our accumulated other comprehensive loss related to unrealized net losses on investment securities was $16.7 million, which currently does not impact our regulatory capital ratios. However, should we sell all or a material portion of our investment securities portfolio to increase liquidity in the face of depositor withdrawals in the current interest rate environment, we may recognize significant losses that would, in turn, reduce our regulatory capital position. Under such circumstances, we may access funding from sources such as the FRB’s discount window or its recently-established Bank Term Funding Program to manage our liquidity risk and mitigate the risk to our regulatory capital position.

The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended March 31, 2023, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended March 31, 2023, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
January 1 - 31, 2023	972	$6.00	—	$19,568,117
February 1 - 28, 2023	—	—	—	19,568,117
March 1 - 31, 2023	11,194	6.20	—	19,568,117
Total	12,166	$6.18	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended March 31, 2023.
(2)	In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At March 31, 2023, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1	Plea Agreement dated March 15, 2023 by and between Sterling Bancorp, Inc. and the U.S. Department of Justice		8-K		10.1	3/15/2023

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS**	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

Date: May 10, 2023		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)