Form 10-Q
period 2023-06-30
Sterling Bancorp, Inc.
filed 2023-08-09
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, 52,076,082 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$655,391	$379,798
Interest-bearing time deposits with other banks	934	934
Debt securities available for sale, at fair value (amortized cost $359,793 and $370,489)	334,508	343,558
Equity securities	4,640	4,642
Loans held for sale	—	7,725
Loans, net of allowance for credit losses of $36,153 and $45,464	1,449,709	1,613,385
Accrued interest receivable	7,489	7,829
Mortgage servicing rights, net	1,658	1,794
Leasehold improvements and equipment, net	5,850	6,301
Operating lease right-of-use assets	13,025	14,800
Federal Home Loan Bank stock, at cost	20,288	20,288
Company-owned life insurance	8,605	8,501
Deferred tax asset, net	18,538	23,704
Other assets	11,375	11,476
Total assets	$2,532,010	$2,444,735

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$44,799	$53,041
Interest-bearing deposits	1,996,692	1,900,996
Total deposits	2,041,491	1,954,037
Federal Home Loan Bank borrowings	50,000	50,000
Subordinated notes, net	65,234	65,271
Operating lease liabilities	14,176	15,990
Accrued expenses and other liabilities	43,433	46,810
Total liabilities	2,214,334	2,132,108

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 52,081,886 shares and 50,795,871 shares at June 30, 2023 and December 31, 2022, respectively	84,323	83,295
Additional paid-in capital	15,098	14,808
Retained earnings	236,587	234,049
Accumulated other comprehensive loss	(18,332)	(19,525)
Total shareholders’ equity	317,676	312,627
Total liabilities and shareholders’ equity	$2,532,010	$2,444,735

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$21,892	$20,746	$44,052	$44,614
Interest and dividends on investment securities and restricted stock	2,666	1,353	5,122	2,188
Interest on interest-bearing cash deposits	7,002	791	11,809	1,006
Total interest income	31,560	22,890	60,983	47,808

Interest expense
Interest on deposits	13,337	2,016	23,146	4,346
Interest on Federal Home Loan Bank borrowings	248	314	493	666
Interest on subordinated notes	1,791	1,090	3,484	2,054
Total interest expense	15,376	3,420	27,123	7,066

Net interest income	16,184	19,470	33,860	40,742
Provision for (recovery of) credit losses	(2,902)	(1,109)	(2,228)	(5,398)
Net interest income after provision for (recovery of) credit losses	19,086	20,579	36,088	46,140

Non-interest income
Service charges and fees	78	105	172	227
Loss on the sale of investment securities	—	—	(2)	—
Gain on sale of mortgage loans held for sale	1,720	3	1,695	200
Unrealized loss on equity securities	(71)	(170)	—	(406)
Net servicing income (loss)	102	(177)	161	266
Income earned on company-owned life insurance	81	255	161	583
Other	1	29	2	586
Total non-interest income	1,911	45	2,189	1,456

Non-interest expense
Salaries and employee benefits	9,274	5,569	18,684	15,186
Occupancy and equipment	2,051	2,187	4,163	4,329
Professional fees	3,521	7,066	6,742	12,223
FDIC insurance assessments	263	346	520	715
Data processing	754	762	1,492	1,567
Net provision for (recovery of) mortgage repurchase liability	(59)	(312)	61	(525)
Other	1,537	3,876	3,516	5,422
Total non-interest expense	17,341	19,494	35,178	38,917

Income before income taxes	3,656	1,130	3,099	8,679
Income tax expense	1,117	3,327	1,063	5,616
Net income (loss)	$2,539	$(2,197)	$2,036	$3,063

Income (loss) per share, basic and diluted	$0.05	$(0.04)	$0.04	$0.06

Weighted average common shares outstanding:
Basic	50,672,461	50,386,856	50,559,092	50,289,612
Diluted	50,778,213	50,386,856	50,705,998	50,496,487

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$2,539	$(2,197)	$2,036	$3,063
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the period, net of tax effect of $(603), $(1,950), $451 and $(4,883), respectively	(1,593)	(5,142)	1,192	(12,685)
Reclassification adjustment for loss included in net income of $—, $—, $2 and $—, respectively, included in loss on sale of investment securities, net of tax effect of $—, $— $1, and $—, respectively	—	—	1	—
Total other comprehensive income (loss)	(1,593)	(5,142)	1,193	(12,685)
Comprehensive income (loss)	$946	$(7,339)	$3,229	$(9,622)

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2022	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627
Net income	—	—	—	5,260	—	5,260
Repurchase of restricted shares to pay employee tax liability	(13,383)	—	(84)	—	—	(84)
Stock-based compensation	49,284	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(7,543)	(7,543)
Balance at March 31, 2022	50,496,833	82,157	14,186	253,503	(8,440)	341,406
Net loss	—	—	—	(2,197)	—	(2,197)
Repurchase of restricted shares to pay employee tax liability	(16,345)	—	(112)	—	—	(112)
Issuance of shares of common stock to defined contribution retirement plan (Note 10)	160,978	1,138	—	—	—	1,138
Stock-based compensation	176,746	—	239	—	—	239
Other comprehensive loss	—	—	—	—	(5,142)	(5,142)
Balance at June 30, 2022	50,818,212	$83,295	$14,313	$251,306	$(13,582)	$335,332

Balance at January 1, 2023	50,795,871	$83,295	$14,808	$234,049	$(19,525)	$312,627
Cumulative effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2016-13 (Note 2)	—	—	—	778	—	778
Cumulative effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2022-02 (Note 2)	—	—	—	(276)	—	(276)
Net loss	—	—	—	(503)	—	(503)
Repurchase of restricted shares to pay employee tax liability	(12,166)	—	(75)	—	—	(75)
Stock-based compensation	24,411	—	173	—	—	173
Other comprehensive income	—	—	—	—	2,786	2,786
Balance at March 31, 2023	50,808,116	83,295	14,906	234,048	(16,739)	315,510
Net income	—	—	—	2,539	—	2,539
Repurchase of restricted shares to pay employee tax liability	(28,826)	—	(158)	—	—	(158)
Issuance of shares of common stock to defined contribution retirement plan (Note 10)	184,928	1,028	—	—	—	1,028
Stock-based compensation	1,117,668	—	350	—	—	350
Other comprehensive loss	—	—	—	—	(1,593)	(1,593)
Balance at June 30, 2023	52,081,886	$84,323	$15,098	$236,587	$(18,332)	$317,676

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$2,036	$3,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	(2,228)	(5,398)
Deferred income taxes	4,524	4,281
Loss on sale of investment securities	2	—
Unrealized loss on equity securities	—	406
Net amortization (accretion) on investment securities	(1,140)	(41)
Depreciation and amortization on leasehold improvements and equipment	693	787
Net principal payments (originations) of loans held for sale	(2,655)	2,250
Proceeds from sale of mortgage loans held for sale	2,979	1,831
Gain on sale of mortgage loans held for sale	(1,695)	(200)
Net provision for (recovery of) mortgage repurchase liability	61	(525)
Increase in cash surrender value of company-owned life insurance, net of premiums	(104)	(240)
Valuation allowance adjustments and amortization of mortgage servicing rights	136	280
Stock-based compensation	523	385
Other	(1)	(35)
Change in operating assets and liabilities:
Accrued interest receivable	340	975
Other assets	1,843	2,735
Accrued expenses and other liabilities	(4,794)	(4,907)
Net cash provided by operating activities	520	5,647

Cash Flows From Investing Activities
Maturities and principal receipts of investment securities	11,684	21,904
Sales of investment securities	2,977	—
Purchases of investment securities	(2,979)	(108,267)
Maturities (purchases) of investment securities, net	153	—
Proceeds received from redemption of Federal Home Loan Bank stock	—	2,662
Net decrease in loans	136,336	268,078
Purchases of portfolio loans	—	(31,002)
Principal payments received on loans held for sale previously classified as portfolio loans	1,959	2,521
Proceeds from loans held for sale previously classified as portfolio loans	37,930	49,610
Proceeds received from settlement of company-owned life insurance policies	—	20,234
Proceeds from the sales of equipment	46	—
Purchases of leasehold improvements and equipment	(254)	(214)
Net cash provided by investing activities	187,852	225,526

Cash Flows From Financing Activities
Net increase (decrease) in deposits	87,454	(257,488)
Repayments of Federal Home Loan Bank advances	—	(100,000)
Cash paid for surrender of vested shares to satisfy employee tax liability	(233)	(196)
Net cash provided by (used in) financing activities	87,221	(357,684)
Net change in cash and due from banks	275,593	(126,511)
Cash and due from banks at beginning of period	379,798	411,676
Cash and due from banks at end of period	$655,391	$285,165

Supplemental cash flows information
Cash paid for:
Interest	$26,382	$7,127
Income taxes	300	457
Noncash investing and financing activities:
Transfer of residential real estate loans to loans held for sale	34,581	—
Transfer of residential real estate loans from loans held for sale	3,906	—
Shares of common stock issued in satisfaction of Company’s matching contribution in defined contribution retirement plan	1,028	1,138

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates commercial real estate loans, commercial and industrial loans and consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. Historically, the Company’s largest asset class has been residential mortgage loans. The Bank’s residential lending program has been suspended since the third-party residential lending service provider announced in November 2022 its intention to cease conducting business. Pending residential loan applications were processed through February 2023. The Company is currently performing an evaluation of its alternatives for new banking products and services. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 28 branches of which 26 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan.

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2023, and the condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three and six months ended June 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2022 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “2022 Form 10-K”).

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 2—Adoption of New Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2022-02, Financial Instruments – Credit Losses ( Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. Under the new guidance, creditors should evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan under the general loan modification guidance. Public business entities are required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases. The Company adopted the provisions of ASU 2022-02 on January 1, 2023 on a prospective basis, along with its adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) as discussed in Note 3—Summary of Significant Accounting Policies. On the date of adoption, the Company recorded a cumulative effect adjustment of $276, net of tax, to decrease the opening balance of retained earnings as of January 1, 2023, for the initial application of ASU 2022-02. The cumulative effect adjustment represents the difference between the allowance previously determined under the troubled debt restructuring model and the allowance determined under the new credit loss accounting model for existing troubled debt restructuring loans on the adoption date.

In June 2016, the FASB issued ASU 2016-13 (and subsequent amendments), which significantly changes estimates for credit losses related to financial assets measured at amortized cost, including loan receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model requires the measurement of the lifetime expected credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, ASU 2016-13 requires credit losses on available for sale debt securities to be presented as an allowance rather than as a write-down. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.

The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while amounts for prior periods continue to be reported in accordance with previously applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company recorded a cumulative effect adjustment of $778, net of tax, to increase the opening balance of retained earnings as of January 1, 2023, for the initial application of CECL. Upon adoption, the allowance for credit losses for loans decreased by $1,651 primarily driven by the allowance for credit losses on the construction loan portfolio due to the short contractual maturities of the loans in this portfolio segment (all construction loans mature in 2023). This was partially offset by an increase in the allowance for credit losses in both the residential real estate and commercial real estate portfolio segments which have longer contractual maturities. In addition, the Company established a liability for unfunded commitments of $579.

The details of the changes and quantitative impact on the financial statement line items in the condensed consolidated balance sheet as of January 1, 2023 for the adoption of ASU 2016-13, along with the adoption of ASU 2022-02, were as follows:

	Prior to	Adjustments for	Adjustments for	After
	Adoption	ASU 2016-13	ASU 2022-02	Adoption
Assets:
Allowance for credit losses – loans	$45,464	$(1,651)	$380	$44,193
Liabilities:
Liability for unfunded commitments	—	579	—	579
Pretax cumulative effect adjustment of a change in accounting principle		(1,072)	380
Less: income taxes		294	(104)
Cumulative effect adjustment of a change in accounting principle, net of tax		$(778)	$276

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

The Company’s available for sale debt securities are comprised of debt, mortgage-backed securities and collateralized mortgage obligations. The debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from these issuers. Thus, the Company has not recorded an allowance for credit losses for its available for sale debt securities at the date of adoption.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At June 30, 2023 and December 31, 2022, residential real estate loans accounted for 82% and 84%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At June 30, 2023 and December 31, 2022, approximately 80% and 81%, respectively, of gross loans were originated with respect to properties or businesses located in the state of California.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

In December 2019, the Company terminated a loan product consisting of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. Refer to Note 17—Commitments and Contingencies.

Advantage Loan Program loans (including residential real estate loans held for sale of $6,181 at December 31, 2022) totaled $731,359 and $880,373, or 60% and 63% of gross residential loans, at June 30, 2023 and December 31, 2022, respectively.

Investment Securities

Debt Securities (Effective January 1, 2023)

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.

All debt securities were categorized as available for sale as of June 30, 2023 and December 31, 2022. Available for sale debt securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, net of income taxes. The amortized cost of debt securities is adjusted for amortization of premiums (noncallable) and accretion of discounts. The Company amortizes premiums and accretes discounts using the effective interest method over the contractual life of the individual securities or, in the case of asset-backed securities, using the effective yield method over the estimated life of the individual securities.

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

The Company estimates the allowance for credit losses on loans based on the underlying loans’ amortized cost. If the collection of principal becomes uncertain, the Company stops accruing interest and reverses the accrued but unpaid interest against interest income. The Company has made a policy election to exclude accrued interest receivable from the measurement of the allowance for credit losses. The allowance for credit losses process involves procedures to appropriately consider the unique characteristics of the Company’s portfolio segments. The allowance for credit losses is measured on a collective (pool) basis for portfolios of loans with similar risk characteristics and risk profiles. The Company’s portfolio segments include the following: (i) commercial real estate, (ii) commercial construction, (iii) commercial and industrial, (iv) residential real estate and (v) home equity lines of credit. These portfolio segments were identified based on their common characteristics: loan type/purpose of loan, underlying collateral type, historical/expected credit loss patterns, availability of credit quality indicators (i.e., FICO, risk rating, delinquency) and completeness of the historical information. Loans which do not share risk characteristics—generally, nonaccrual commercial and construction loans, and collateral-dependent loans where the borrower is experiencing financial difficulty — are individually assessed for credit loss. The Company has elected, as a practical expedient, to measure the allowance for credit losses on a collateral-dependent loan, where the borrower is experiencing financial difficulty, at the fair value of the collateral less estimated costs to sell. The portfolio segments are reviewed at least annually or when major changes occur in the loan portfolio to ensure that the segmentation is still appropriate.

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

As disclosed above, the Company has identified the following portfolio segments used in measuring its expected credit losses in the loan portfolio and their respective risk characteristics.

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

The Construction Loans portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing, and no operating history.

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

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at June 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	June 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$176,768	$13	$(6,709)	$170,072
Mortgage-backed securities	38,883	—	(4,373)	34,510
Collateralized mortgage obligations	143,987	79	(14,284)	129,782
Collateralized debt obligations	155	—	(11)	144
Total	$359,793	$92	$(25,377)	$334,508

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$175,878	$17	$(7,458)	$168,437
Mortgage-backed securities	41,388	—	(4,655)	36,733
Collateralized mortgage obligations	153,066	4	(14,829)	138,241
Collateralized debt obligations	157	—	(10)	147
Total	$370,489	$21	$(26,952)	$343,558

Investment securities with a fair value of $107,515 were pledged as collateral on the FHLB borrowings at June 30, 2023. Additionally, investment securities with a fair value of $62,557 were held by the FRB as collateral for available borrowings under the Bank Term Funding Program.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Accrued interest receivable on available for sale debt securities totaled $861 and $808 at June 30, 2023 and December 31, 2022, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $338 and $353 at June 30, 2023 and December 31, 2022, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of June 30, 2023 and December 31, 2022.

Information pertaining to the sales of available for sale debt securities for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Proceeds from the sale of debt securities	$—	$—	$2,977	$—

Gross realized gains	$—	$—	$1	$—
Gross realized losses	—	—	(3)	—
Total net realized losses	$—	$—	$(2)	$—

The income tax expense related to the net realized losses was $1 for the six months ended June 30, 2023.

The amortized cost and fair value of U.S. Treasury and Agency securities at June 30, 2023 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$97,419	$96,169
Due after one year through five years	79,349	73,903
Mortgage-backed securities	38,883	34,510
Collateralized mortgage obligations	143,987	129,782
Collateralized debt obligations	155	144
Total	$359,793	$334,508

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table summarizes available for sale debt securities, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time the individual debt securities have been in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$39,572	$(323)	$107,487	$(6,386)	$147,059	$(6,709)
Mortgage-backed securities	5,628	(167)	28,882	(4,206)	34,510	(4,373)
Collateralized mortgage obligations	23,891	(678)	94,351	(13,606)	118,242	(14,284)
Collateralized debt obligations	—	—	144	(11)	144	(11)
Total	$69,091	$(1,168)	$230,864	$(24,209)	$299,955	$(25,377)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$100,815	$(2,839)	$44,605	$(4,619)	$145,420	$(7,458)
Mortgage-backed securities	5,792	(139)	30,941	(4,516)	36,733	(4,655)
Collateralized mortgage obligations	69,088	(3,169)	64,715	(11,660)	133,803	(14,829)
Collateralized debt obligations	—	—	147	(10)	147	(10)
Total	$175,695	$(6,147)	$140,408	$(20,805)	$316,103	$(26,952)

As of June 30, 2023, the debt securities portfolio consisted of 32 debt securities, with 27 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at June 30, 2023, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, the Company’s available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, the Company has not recorded an allowance for credit losses for its available for sale debt securities at June 30, 2023. Similarly, for the same reasons noted above, as of December 31, 2022, the Company determined that the unrealized losses in these securities were due to non-credit-related factors, including changes in interest rates and other market conditions.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At June 30, 2023 and December 31, 2022, equity securities totaled $4,640 and $4,642, respectively.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, equity securities with readily determinable fair values were $4,394 and $4,396, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss recorded during the period on equity securities	$(71)	$(170)	$—	$(406)
Less: net gains (loss) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized loss recorded during the period on equity securities held at the reporting date	$(71)	$(170)	$—	$(406)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the six months ended June 30, 2023 and 2022. The investment was reported at $246 at June 30, 2023 and December 31, 2022.

Note 5—Loans

Loans Held for Sale

The major categories of loans held for sale were as follows:

	June 30,	December 31,
	2023	2022
Residential real estate	$—	$6,181
Commercial real estate	—	1,544
Total loans held for sale	$—	$7,725

At December 31, 2022, loans held for sale included nonaccrual residential real estate loans of $1,942.

In March 2023, residential real estate loans held for investment with an amortized cost of $41,059 were transferred to loans held for sale due to management’s change in intent and decision to sell the loans. On the transfer, the Company recorded a $6,478 charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value. In addition, residential real estate loans held for sale with an amortized cost of $3,906 were transferred to loans held for investment due to management’s change in intent and decision to not sell the loans.

During the three months ended June 30, 2023, the Company sold loans held for sale, with a carrying value of $36,210 on the date of sale to a third party for net cash proceeds of $37,930. The Company recorded a gain on the sale of the loans of $1,720.

In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans Held for Investment and Allowance for Credit Losses

The major categories of loans held for investment and the allowance for credit losses were as follows:

	June 30,	December 31,
	2023	2022
Residential real estate	$1,214,439	$1,391,276
Commercial real estate	221,658	221,669
Construction	31,978	44,503
Commercial and industrial	17,772	1,396
Other consumer	15	5
Total loans	1,485,862	1,658,849
Less: allowance for credit losses	(36,153)	(45,464)
Loans, net	$1,449,709	$1,613,385

Accrued interest receivable related to total gross loans, including loans held for sale, was $6,440 and $6,894 as of June 30, 2023 and December 31, 2022, respectively.

As disclosed above, residential real estate loans with an amortized cost of $41,059 were transferred to loans held for sale and subsequently sold in May 2023. Also, in March 2023, residential real estate loans with an amortized cost of $3,906 were transferred from loans held for sale to loans held for investment.

Loans totaling $457,984 and $389,830 were pledged as collateral on the FHLB borrowings at June 30, 2023 and December 31, 2022, respectively.

During the three months ended June 30, 2022, the Bank repurchased a pool of Advantage Loan Program loans with a total outstanding principal balance of $30,380. In connection with this repurchase, the Company recognized a loss of $695 related to a fair value discount in other non-interest expense and a disposition of $376 of mortgage servicing rights, and a loss of $622 against the mortgage repurchase liability.

The Advantage Loan Program loans that had been repurchased and included in the loan portfolio have an outstanding principal balance of $154,765 and $179,828 at June 30, 2023 and December 31, 2022, respectively. For more information on the repurchases of Advantage Loan Program loans, refer to Note 17—Commitments and Contingencies.

The allowance for credit losses at June 30, 2023 was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following tables present the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the three and six months ended June 30, 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Allowance for credit losses:
Balance at the beginning of the period	$20,498	$16,067	$1,994	$6	$—	$38,565
Provision for (recovery of) credit losses	(3,895)	566	480	35	—	(2,814)
Charge offs	—	—	—	—	—	—
Recoveries	306	95	1	—	—	402
Total ending balance	$16,909	$16,728	$2,475	$41	$—	$36,153

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	Residential	Commercial		Commercial	Other
Six Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) credit losses	(5,784)	3,783	(66)	37	—	(2,030)
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	366	100	2	—	—	468
Total ending balance	$16,909	$16,728	$2,475	$41	$—	$36,153

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2022, as determined in accordance with ASC 310, Receivables (“ASC 310”), prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$29,911	$13,709	$8,829	$6	$—	$52,455
Provision for (recovery of) loan losses	(272)	1,251	(2,123)	30	5	(1,109)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	540	75	2	—	—	617
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision for (recovery of) loan losses	(2,753)	2,347	(5,025)	28	5	(5,398)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	730	80	3	—	—	813
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents average impaired loans, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three and six months ended June 30, 2022:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Residential real estate, first mortgage	$55	$1	$1	$57	$1	$1
Construction	8,320	39	26	8,340	78	65
Commercial lines of credit:
Private banking	113	1	1	114	3	3
Subtotal	8,488	41	28	8,511	82	69
With an allowance for loan losses recorded:
Residential real estate, first mortgage	142	—	—	190	1	1
Total	$8,630	$41	$28	$8,701	$83	$70

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

The following table presents the amortized cost basis of loans on nonaccrual status, amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Nonaccrual			Nonaccrual
		With No	Past Due 90		With No	Past Due 90
		Allowance	Days or More		Allowance	Days or More
	Nonaccrual	for Credit	and Still	Nonaccrual	for Credit	and Still
	Loans	Losses	Accruing	Loans	Losses	Accruing
Residential real estate:
Residential first mortgage	$2,062	$—	$33	$33,501	$—	$35
Residential second mortgage	—	—	—	189	—	—
Total	$2,062	$—	$33	$33,690	$—	$35

At June 30, 2023, the Company had nonaccrual loans of $2,062 in its held for investment loan portfolio. The decrease in nonaccrual loans from December 31, 2022 is primarily due to nonaccrual loans of $24,406 that were transferred to held for sale in March 2023 and subsequently sold in May 2023, and nonaccrual loans of $4,231 that were charged off to the allowance for credit losses. The remainder of the decrease in nonaccrual loans is primarily due to loans of $3,649 that were paid in full and loans of $5,538 that were returned to accrual status. Partially offsetting these decreases, loans totaling $6,358 were added to nonaccrual status, a portion of which were transferred to held for sale and sold in May 2023.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $41 and $632 for the three months ended June 30, 2023 and 2022, respectively, and $49 and $1,387 for the six months ended June 30, 2023 and 2022, respectively. The Company does not record interest income on nonaccrual loans.

Aging Analysis of Past Due Loans

The following table presents an aging of the amortized cost basis of contractually past due loans as of June 30, 2023:

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
June 30, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$12,633	$2,385	$2,095	$17,113	$1,197,326	$1,214,439
Commercial real estate	—	—	—	—	221,658	221,658
Construction	—	—	—	—	31,978	31,978
Commercial and industrial	—	—	—	—	17,772	17,772
Other consumer	—	—	—	—	15	15
Total	$12,633	$2,385	$2,095	$17,113	$1,468,749	$1,485,862

The following table presents the aging of the recorded investment in past due loans, presented in accordance with ASC 310, as of December 31, 2022, by class of loans:

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
December 31, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate:
Residential first mortgage	$17,881	$5,337	$33,536	$56,754	$1,324,545	$1,381,299
Residential second mortgage	99	—	189	288	9,689	9,977
Commercial real estate:
Retail	—	—	—	—	28,971	28,971
Multifamily	—	—	—	—	81,444	81,444
Office	—	—	—	—	39,610	39,610
Hotels/Single-room occupancy hotels	—	—	—	—	5,208	5,208
Industrial	—	—	—	—	30,242	30,242
Other	—	—	—	—	36,194	36,194
Construction	—	—	—	—	44,503	44,503
Commercial lines of credit:
Private banking	—	—	—	—	107	107
C&I lending	—	—	—	—	1,289	1,289
Other consumer	—	—	—	—	5	5
Total	$17,980	$5,337	$33,725	$57,042	$1,601,807	$1,658,849

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For all classes of financial assets deemed collateral-dependent, the Company estimates the expected credit losses based on the collateral’s fair value less cost to sell. At June 30, 2023, the Company did not have any collateral-dependent loans held for investment.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the six months ended June 30, 2023.

Foreclosure Proceedings

At June 30, 2023, there were no loans in formal foreclosure proceedings. At December 31, 2022, the recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5,711. Of the loans in formal foreclosure proceedings, $603 were included in loans held for sale in the condensed consolidated balance sheet at December 31, 2022 and were carried at the lower of amortized cost or fair value. The balance of the loans at December 31, 2022 were classified as held for investment and received an allocation of the allowance for credit losses consistent with a substandard loan loss allocation rate as the loans were classified as substandard.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

For residential and consumer loan classes, the Company evaluates credit quality based on the accrual status of the loan. The following table presents the amortized cost in residential loans based on accrual status:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$769	$74,348	$134,911	$104,879	$242,793	$645,863	$8,522	$292	$1,212,377
Nonaccrual	—	—	—	—	352	1,710	—	—	2,062
Total residential mortgage loans	$769	$74,348	$134,911	$104,879	$243,145	$647,573	$8,522	$292	$1,214,439
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Real estate - construction:
Risk rating
Pass	$—	$—	$—	$9,886	$5,496	$6,711	$—	$—	$22,093
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	9,885	—	—	—	9,885
Total real estate – construction	$—	$—	$—	$9,886	$15,381	$6,711	$—	$—	$31,978
Real estate – construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$16,433	$1,086	$—	$—	$—	$104	$34	$115	$17,772
Total commercial and industrial	$16,433	$1,086	$—	$—	$—	$104	$34	$115	$17,772
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial real estate:
Risk rating
Pass	$6,955	$80,566	$36,569	$35,538	$7,011	$14,078	$—	$—	$180,717
Special mention	—	3,622	—	2,740	8,709	5,433	—	—	20,504
Substandard or lower	—	—	11,763	—	2,837	5,837	—	—	20,437
Total real estate – commercial real estate	$6,955	$84,188	$48,332	$38,278	$18,557	$25,348	$—	$—	$221,658
Real estate – commercial mortgage:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Note 6—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
Residential real estate mortgage loan portfolios serviced for:
FNMA	$109,527	$113,704
FHLB	32,206	34,282
Private investors	37,391	43,274
Total	$179,124	$191,260

Custodial escrow balances maintained with these serviced loans were $540 and $380 at June 30, 2023 and December 31, 2022, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Mortgage servicing rights:
Beginning of period	$1,766	$3,088	$1,840	$3,332
Additions	—	2	—	11
Disposals	—	(376)	—	(376)
Amortization	(65)	(172)	(139)	(425)
End of period	1,701	2,542	1,701	2,542

Valuation allowance:
Beginning of period	63	200	46	610
Additions (recoveries)	(20)	(111)	(3)	(521)
End of period	43	89	43	89
Mortgage servicing rights, net	$1,658	$2,453	$1,658	$2,453

Servicing income (loss), net of amortization of servicing rights and changes in the valuation allowance, was $102 and $(177) for the three months ended June 30, 2023 and 2022, respectively, and $161 and $266 for the six months ended June 30, 2023 and 2022, respectively.

The fair value of mortgage servicing rights was $2,002 and $2,154 at June 30, 2023 and December 31, 2022, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at June 30, 2023 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.9% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2022 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 10.2% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At June 30, 2023 and December 31, 2022, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 15—Fair Values of Financial Instruments.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $981,298 and $861,733 at June 30, 2023 and December 31, 2022, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $287,420 and $243,861 at June 30, 2023 and December 31, 2022, respectively.

Note 8—FHLB Borrowings

FHLB Advances

At June 30, 2023 and December 31, 2022, the Company has a long-term fixed-rate advance of $50,000 with a maturity date of May 2029. The advance requires monthly interest-only payments at 1.96% per annum with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advance is callable by the FHLB in May 2024.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000 through October 2023. The overdraft line of credit was not used during six months ended June 30, 2023 and 2022. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 5.50% and 4.74% at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, there were no outstanding borrowings under this agreement. The overdraft line of credit is issued for a one-year term and automatically extends for an additional one-year term unless terminated in advance of the renewal by the Company.

In 2021, the Company entered into irrevocable standby letters of credit arrangements with the FHLB totaling $11,500 to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $7,500 had a 16-month term and expired in July 2022. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. This letter of credit was reduced to $2,000 during the second quarter of 2022; thereby, the Company has total available letters of credit of $2,000 at June 30, 2023 and December 31, 2022, respectively. There were no borrowings outstanding on these standby letters of credit during the six months ended June 30, 2023 and 2022.

The long-term fixed-rate advance and the overdraft line of credit are collateralized by certain investment securities and loans. Based on this collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $379,673 at June 30, 2023. Refer to Note 4—Investment Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Company has available unsecured credit lines with other banks totaling $80,000 at June 30, 2023 and December 31, 2022. There were no borrowings under these unsecured credit lines during the six months ended June 30, 2023 and 2022.

In addition, as a result of the recent bank failures, the FRB has made available to banks a new borrowing facility under the Bank Term Funding Program. This program allows for the Company to borrow with qualifying collateral, which includes the majority of its investment securities, except the non-Agency collateralized mortgage obligations and those allowable investments pledged with FHLB, valued at par. Advances under the program may have a term of up to one year with the interest rate fixed at the time the advance is taken and there is no prepayment penalty. At June 30, 2023, the Company pledged certain allowable investments, and based on the collateral, the Company has unused borrowing capacity of $65,000. The Company had no advances outstanding under this program. The program expires on March 11, 2024. Refer to Note 4—Investment Securities for further information on securities pledged.

Note 9—Subordinated Notes, net

The Company’s 7% Fixed to Floating Subordinated Notes, due April 15, 2026 (the “Subordinated Notes”) were as follows:

	June 30,	December 31,
	2023	2022
Subordinated Notes	$65,000	$65,000
Unamortized note premium	234	271
Total	$65,234	$65,271

The Subordinated Notes accrue interest at a variable interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 5.82%, payable quarterly in arrears. The interest rate was 11.08% and 9.90% at June 30, 2023 and December 31, 2022, respectively. Note premium costs are amortized over the contractual term of the Subordinated Notes into interest expense using the effective interest method. Interest expense on these Subordinated Notes was $1,791 and $1,090 for the three months ended June 30, 2023 and 2022, respectively, and $3,484 and $2,054 for the six months ended June 30, 2023 and 2022, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company may redeem the Subordinated Notes, in whole or in part, at an amount equal to 100% of the outstanding principal amount being redeemed plus accrued interest. The Subordinated Notes are not subject to redemption by the noteholders. On June 15, 2023, the Company provided notice to the holders of the Subordinated Notes that it would redeem all of the outstanding Subordinated Notes on July 15, 2023. Refer to Note 18—Subsequent Events.

The Subordinated Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company’s current and future subsidiaries, including the Bank’s deposits as well as the Company’s subsidiaries’ liabilities to general creditors and liabilities arising during the ordinary course of business. Prior to January 1, 2023, the Subordinated Notes were included in Tier 2 capital for the Company as permitted by applicable regulatory guidelines and interpretations. On January 1, 2023, the Company and the Bank elected to use the Community Bank Leverage Ratio (“CBLR”) framework for compliance with capital adequacy requirements and such framework does not require a computation involving Tier 2 capital. Refer to Note 12—Regulatory Capital Requirements. As long as the Subordinated Notes were outstanding, the Company was permitted to pay dividends if prior to such dividends, the Bank was considered well capitalized, as defined by regulatory guidelines.

The Company currently may not issue new debt without the prior approval of the FRB.

Note 10—Shareholders’ Equity

In April 2023, the Company issued and contributed 184,928 shares of common stock to fund the matching contribution made under the Bank’s defined contribution retirement plan. The contribution amount of $1,028 was valued using the closing market price of the stock on the date contributed or $5.56 per share.

In April 2022, the Company issued and contributed 160,978 shares of common stock to fund the matching contribution made under the Bank’s defined contribution retirement plan. The contribution amount of $1,138 was valued using the closing market price of the stock on the date contributed or $7.07 per share.

Note 11—Stock-based Compensation

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company, of which 2,299,858 shares were available for future grants. The stock-based awards are issued at no less than the market price on the date the awards are granted.

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

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. The stock option awards vest one-third per year over three years after the date of grant. All stock option awards have a maximum term of ten years. No stock option awards were granted during the six months ended June 30, 2023 and 2022.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2023	349,545	$5.19	7.17	$627
Granted	—
Exercised	—
Forfeited/expired	(6,000)	13.73
Outstanding at June 30, 2023	343,545	$5.04	6.71	$441
Exercisable at June 30, 2023	343,545	$5.04	6.71	$441

The Company recorded stock-based compensation expense associated with stock options of $2 for the three months ended June 30, 2022, and $1 and $(11) for the six months ended June 30, 2023 and 2022, respectively.

Restricted Stock Awards

Restricted stock awards are issued to independent directors and certain key employees. The restricted stock awards generally vest one-third per year over three years after the date of grant, unless the Compensation Committee determines to establish a different vesting schedule for specific grants. In particular, in the three months ended June 30, 2023, the Company granted its chief executive officer a restricted stock award that vests in one-third increments every six months over an eighteen-month period and granted other executive officers restricted stock awards that vest in one-third increments on the third, fourth and fifth anniversary of the date of grant. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2017 Plan and 2020 Plan, the outstanding restricted stock awards will immediately vest.

During the six months ended June 30, 2023, the board of directors approved the issuance of 1,195,838 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $6.09 and 1,135,838 shares were awarded to key employees with a weighted average grant-date fair value of $5.08. During the six months ended June 30, 2022, the board of directors approved the issuance of 230,427 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $5.75 and 185,427 shares were awarded to key employees with a weighted average grant-date fair value of $6.77.

During the six months ended June 30, 2023 and 2022, the Company withheld 40,992 shares and 29,728 shares of common stock, respectively, representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $233 and $196, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

A summary of the restricted stock awards activity for the six months ended June 30, 2023 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2023	390,125	$6.17
Granted	1,195,838	5.15
Vested	(149,567)	6.33
Forfeited	(53,759)	6.18
Nonvested at June 30, 2023	1,382,637	$5.27

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $350 and $237 for the three months ended June 30, 2023 and 2022, respectively, and $522 and $396 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was $6,874 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the six months ended June 30, 2023 and 2022 was $863 and $655, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of June 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following tables present the consolidated Company’s and the Bank’s actual and minimum required capital amounts and ratios at June 30, 2023 and December 31, 2022:

			To be Well
			Capitalized Under Prompt Corrective
			Action Regulations (CBLR
	Actual		Framework)
	Amount	Ratio	Amount	Ratio
June 30, 2023
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$335,924	13.44%	$224,950	9.00%
Bank	322,532	12.91%	224,881	9.00%

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$390,591	25.64%	$121,888	8.00%	N/A	N/A
Bank	425,159	27.93	121,795	8.00	$152,244	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,068	21.79	91,416	6.00	N/A	N/A
Bank	405,803	26.65	91,346	6.00	121,795	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,068	21.79	68,562	4.50	N/A	N/A
Bank	405,803	26.65	68,510	4.50	98,959	6.50
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	332,068	13.54	98,073	4.00	N/A	N/A
Bank	405,803	16.56	98,032	4.00	122,540	5.00

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Dividend Restrictions

As noted above, federal banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to its shareholders. The holding company’s principal source of funds for dividend payments is dividends received from the Bank. Regulatory approval is required if (i) the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years or (ii) the Bank would not be at least “adequately capitalized” following the distribution. In addition, the Company currently is required to obtain the prior approval of the FRB in order to pay dividends to the Company’s shareholders. Refer to Note 17—Commitments and Contingencies.

The Qualified Thrift Lender (“QTL”) test requires that a minimum of 65% of assets be maintained in qualified thrift investments, including mortgage loans, housing- and real estate-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met. Refer to Note 18—Subsequent Events for further information regarding the Company’s application to operate as a “covered savings association.”

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

The following table presents the computation of income (loss) per share, basic and diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$2,539	$(2,197)	$2,036	$3,063

Denominator:
Weighted average common shares outstanding, basic	50,672,461	50,386,856	50,559,092	50,289,612
Weighted average effect of potentially dilutive common shares:
Stock options	71,580	—	86,368	112,422
Restricted stock	34,172	—	60,538	94,453
Weighted average common shares outstanding, diluted	50,778,213	50,386,856	50,705,998	50,496,487

Income (loss) per share, basic and diluted	$0.05	$(0.04)	$0.04	$0.06

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	45,457	344,506	47,490	49,545
Restricted stock	530,630	418,325	201,488	59,074
Total	576,087	762,831	248,978	108,619

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 14—Employee Benefit Plans

In May 2022, the Bank surrendered a large split-dollar life program and a few smaller company-owned life insurance policies related to former executives and a controlling shareholder with a cash surrender value of $24,877. The increase in cash surrender value of the policies of $13,142 over the duration of the ownership of the policies has moved from non-taxable income to taxable income, resulting in a $3,614 increase in income tax expense for the three and six months ended June 30, 2022. Additional taxes of $1,314 relating to this surrender are included in other expense within non-interest expense during the three and six months ended June 30, 2022.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2023 and December 31, 2022:

		Fair Value Measurements
		at June 30, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$170,072	$118,086	$51,986	$—
Mortgage-backed securities	34,510	—	34,510	—
Collateralized mortgage obligations	129,782	—	129,782	—
Collateralized debt obligations	144	—	—	144
Equity securities	4,394	4,394	—	—

		Fair Value Measurements
		at December 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$168,437	$116,355	$52,082	$—
Mortgage-backed securities	36,733	—	36,733	—
Collateralized mortgage obligations	138,241	—	138,241	—
Collateralized debt obligations	147	—	—	147
Equity securities	4,396	4,396	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022:

	Fair Value
	Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Six Months Ended June 30,
	2023	2022
Balance of recurring Level 3 assets at beginning of period	$147	$203
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	—	3
Principal maturities/settlements	(3)	(53)
Balance of recurring Level 3 assets at end of period	$144	$153

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements
at June 30, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$333	$—	$—	$333

Fair Value Measurements
at December 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$391	$—	$—	$391

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$333	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2%)
			Prepayment speed	7.5% - 22.7%
(19.1%)
			Default rate	0.1%-0.2%
(0.2%)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$391	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2%)
			Prepayment speed	7.5% - 22.4%
(19.0%)
			Default rate	0.1% - 0.2%
(0.2%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2023 and December 31, 2022, are as follows:

	Fair Value Measurements
	at June 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$655,391	$655,391	$655,391	$—	$—
Interest-bearing time deposits with other banks	934	934	934	—	—
Loans, net	1,449,709	1,403,677	—	—	1,403,677

Financial Liabilities
Time deposits	981,298	984,901	—	984,901	—
Federal Home Loan Bank borrowings	50,000	48,595	—	48,595	—
Subordinated notes, net	65,234	65,234	—	65,234	—

	Fair Value Measurements
	at December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$379,798	$379,798	$379,798	$—	$—
Interest-bearing time deposits with other banks	934	934	934	—	—
Loans held for sale	7,725	7,833	—	7,833	—
Loans, net	1,613,385	1,516,771	—	—	1,516,771

Financial Liabilities
Time deposits	861,733	855,566	—	855,566	—
Federal Home Loan Bank borrowings	50,000	48,360	—	48,360	—
Subordinated notes, net	65,271	65,355	—	65,355	—

Note 16—Related Party Transactions

The Company subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $112 for the six months ended June 30, 2022. The sublease agreements ended March 31, 2022.

Note 17—Commitments and Contingencies

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company adopted ASU 2016-13, effective January 1, 2023, which requires the Company to estimate expected credit losses for off-balance sheet credit exposures which are unconditionally cancellable. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, on the condensed consolidated balance sheet. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The following presents the activity in the liability for unfunded commitments for the six months ended June 30, 2023:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Balance at the beginning of the period	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	—	579
Increase (decrease) in provision for (recovery of) credit losses	(44)	38	(191)	(1)	—	(198)
Total ending balance	$9	$163	$207	$2	$—	$381

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At June 30, 2023, there were no outstanding commitments to make loans as the Bank’s residential lending program has been suspended while the Company performs an evaluation of its alternatives for new products and services.

Unused Lines of Credit

The Company also issues credit lines to meet customer financing needs. At June 30, 2023, the unused lines of credit include residential second mortgages of $10,813, construction loans of $4,844 and commercial and industrial loans of $972, totaling $16,629. These variable-rate unused lines of credit commitments have interest rates ranging from 4.72% to 10.63% at June 30, 2023 with maturities ranging from 2 months to 22 years.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Commitments to make loans	$—	$—
Unused lines of credit	16,629	20,865
Standby letters of credit	24	24

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

On March 15, 2023, the Company entered into a Plea Agreement with the U.S. Department of Justice (the “DOJ”), resolving the DOJ’s investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Plea Agreement. Under the Plea Agreement, the Company pleaded guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019. Consistent with the Plea Agreement, the sentence issued by the court requires the Company to pay $27,239 in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. The restitution amount will be paid by the Company in the third quarter of 2023 and will be administered by a special master to be appointed by the court. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program.

In addition, on June 20, 2023, the Company received a letter from the Division of Enforcement of the SEC informing the Company that the Division of Enforcement had concluded its investigation of the Company and does not intend to recommend an enforcement action by the SEC against the Company. As previously disclosed, the Company understood that the SEC’s investigation related to accounting, financial reporting and disclosure matters, as well as its internal controls, related to its now-terminated Advantage Loan Program.

At June 30, 2023 and December 31, 2022, the Company has a liability for contingent losses of $27,239 for the outcome of the pending investigations which is recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

The Bank has incurred and expects to continue to incur significant costs in connection with its ongoing cooperation with the government investigations of certain individuals and the reimbursement of third parties for the legal costs pursuant to requests for indemnification and advancement of expenses, which are reflected in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022.

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

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At June 30, 2023, there was an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $19,254 that extends to July 2025, with the final decision to effect any such repurchase as determined by the applicable investor.

At June 30, 2023 and December 31, 2022, the mortgage repurchase liability was $870 and $809, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $74,840 and $112,542 at June 30, 2023 and December 31, 2022, respectively, including Advantage Loan Program loans totaling $37,391 and $43,274 at June 30, 2023 and December 31, 2022, respectively.

Activity in the mortgage repurchase liability was as follows:

	Six Months Ended
	June 30,
	2023	2022
Balance, beginning of period	$809	$2,954
Net provision (recovery)	61	(525)
Loss on loan repurchases	—	(622)
Balance, end of the period	$870	$1,807

Note 18—Subsequent Events

Subordinated Notes

On July 15, 2023, the Company redeemed its outstanding Subordinated Notes at a redemption price equal to 100% of the outstanding principal amount plus accrued interest, for a total cash payment of $66,821. The Company recorded a gain on the extinguishment of the Subordinated Notes equal to the remaining unamortized note premium.

Election to Operate as a “Covered Savings Association”

After June 30, 2023, the Company submitted the requisite regulatory filings for the Bank to operate as a “covered savings association” under the Home Owners’ Loan Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act, which would allow the Bank to operate as a commercial bank without being subject to the QTL test. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. The Company currently anticipates that this election will be effective before December 31, 2023. As part of this election, the Bank is required to become a member of the Federal Reserve System and to purchase $9,001 of capital stock of the Federal Reserve Bank of Chicago. In addition, as a company that controls a covered savings association, the Company generally would be treated as a bank holding company. The change in regulatory treatment to a “covered savings association” is not expected to have a material impact on the Company’s financial position or results of operations; however, the election is expected to allow the Bank to continue to shift away from its historical reliance on residential mortgage lending as its primary loan product.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “perspective,” or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature, though the absence of these words does not mean a statement is not forward-looking. All statements other than statements of historical facts, including but not limited to statements regarding, the economy and financial markets, government investigations, credit quality, the regulatory scheme governing our industry, competition in our industry, interest rates, our liquidity, our business and our governance, are forward-looking statements. We have based the forward-looking statements in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

The risks, uncertainties and other factors detailed from time to time in our public filings, including those included in the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023, subsequent periodic reports and future periodic reports, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in the Company’s forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, see the risk factors set forth under “Item 1A. Risk Factors” in our 2022 Form 10-K and our Form 10-Q for the quarter ended March 31, 2023. You should carefully consider these risk factors in evaluating these forward-looking statements. These risks are not exhaustive. Other sections of this Quarterly Report and our filings with the Securities and Exchange Commission include additional factors that could adversely impact our business and financial performance. Moreover, we operate in very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those projected in, or implied by, such forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update, revise, correct or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of any particular risk, uncertainty or other factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Part II, Item 1A. Risk Factors” and in our 2022 Form 10-K and our Form 10-Q for the quarter ended March 31, 2023, as well as under this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Advantage Loan Program

●	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital
●	The costs of cooperating with ongoing governmental investigations of certain individuals
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the termination of our Advantage Loan Program
●	Potential claims for advancement and indemnification from certain directors and officers related to the governmental investigations and potential litigation against us or counterclaims by our controlling shareholder

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and the FRB
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, including the qualified thrift lender test, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking and securities laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws, including as a result of the recent bank failures
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates
●	Uncertainty relating to the determination and discontinuation of the LIBOR

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market
●	Our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures

●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC
●	We may experience increases in FDIC insurance assessments

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above, under “Item 1A. Risk Factors” in our 2022 Form 10-K, our Form 10-Q for the quarter ended March 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q, as well as the items set forth under “Part II, Item 1A. Risk Factors.”

Company Overview and Strategic Planning

We are a unitary thrift holding company headquartered in Southfield, Michigan and our primary business is the operation of our wholly owned subsidiary, Sterling Bank. Through Sterling Bank, we offer a range of loan products to the residential and commercial markets, as well as retail and business banking services. The Bank currently originates commercial real estate loans, commercial and industrial and consumer loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 28 branches of which 26 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan.

Historically, our largest asset class has been residential mortgage loans. This was consistent with the Bank’s thrift charter and the requirement that mortgage related assets constitute at least 65% of our assets as required by the “qualified thrift lender test” under the Home Owners’ Loan Act (“HOLA”). In the past twelve months, we suspended the origination of residential mortgage loans when our third-party vendor to whom we outsourced our mortgage origination function exited the business. During this time, we began to evaluate various loan products, and we accelerated our strategic planning process once we were able to resolve the outstanding government investigations that stemmed from our former Advantage Loan Program. Our planning process has resulted in us recently submitting the requisite regulatory filings to elect to be a “covered savings association” under HOLA, which will allow us to operate as a commercial bank without being subject to the qualified thrift lender test. We anticipate this election will be effective before the end of 2023.

The next phase in our strategic planning process is to have the consulting firm we engaged help us develop a comprehensive strategic plan that we expect will include the incorporation of new banking products and services in light of our expected new status as a “covered savings association.” We expect this plan will also provide for the relocation of certain operational and oversight functions to, and the build-out of our presence in, California. We have not yet established fixed timelines or milestones for the completion of this process. We expect that repositioning the Bank in this fashion will take significant time and expense.

As part of the board of directors’ strategic planning process, the Company has also engaged Keefe, Bruyette & Woods as a financial advisor to assist the board of directors to explore and evaluate potential strategic alternatives. Some of the possible strategic alternatives the board may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets and a recapitalization.

Overview of Quarterly Performance

During the second quarter of 2023, we took further steps to reposition the Company. Key events that occurred during the quarter included the completion of the sale of nonperforming and chronically delinquent residential real estate loans held for sale, primarily consisting of Advantage Loan Program loans, with an aggregate unpaid principal balance of approximately $43.5 million. The loans sold had a carrying value of $36.2 million on the date of sale and resulted in net proceeds of $37.9 million for a gain on sale of the loans of $1.7 million. We also issued a notice of redemption in June 2023 for all $65 million of the outstanding Subordinated Notes, which redemption, including all accrued but unpaid interest, was completed in July 2023. The interest expense on the Subordinated Notes negatively impacted our net interest margin by approximately 23 basis points for the three months ended June 30, 2023. The redemption was funded in substantial part by a $65 million dividend from the Bank to the Company.

Net income was $2.5 million for the three months ended June 30, 2023 compared to a $(2.2) million loss for the three months ended June 30, 2022. This increase was primarily due to a recovery of credit losses of $2.9 million and a gain on the sale of mortgage loans of $1.7 million, which was primarily as a result of the sale of nonperforming and chronically delinquent residential real estate loans during the quarter. The increase also reflects a decline in non-interest expense as professional and other expenses declined substantially compared to the three months ended June 30, 2022. The impact of these items was partially offset by a decrease of net interest income, reflecting a further narrowing of our net interest margin during the substantially higher interest rate environment compared to a year ago, and an increase in salaries and employee benefits expense.

We also continued to improve our credit metrics during the second quarter of 2023, primarily due to the sale of nonperforming and chronically delinquent residential real estate loans. We also completed the sale of the last remaining commercial real estate loan held for sale during the second quarter of 2023. With the successful disposition of all loans held for sale, nonperforming assets decreased from $38.3 million at December 31, 2022 to $2.1 million at June 30, 2023.

Total assets increased slightly to $2.5 billion at June 30, 2023 from $2.4 billion at December 31, 2022 as our liquid assets increased from continued loan repayment activity while loan production remained at lower levels from the continued cessation of residential mortgage lending. Further, despite the market disruption from the significant bank failures earlier this year, total deposits increased slightly during the first six months of 2023.

At June 30, 2023, our regulatory capital ratios remained well above the levels required to be considered well capitalized for regulatory purposes, and continued to remain so after the completion of the redemption of the Subordinated Notes in July.

Finally, in June 2023, we received a letter from the Division of Enforcement of the SEC informing us that it did not intend to recommend an enforcement action against us, and in July 2023 we received final court approval of the Plea Agreement previously entered into with the DOJ. Along with the Consent Order entered into with the OCC in September 2022, these events have marked the end of the government investigations into the Company and the Bank with respect to the former Advantage Loan Program. We expect to continue to incur additional future costs related to selected individual defense costs and our ongoing obligations to cooperate with the government investigations with respect to individuals. See “Part II, Item 1A— Risk Factors” for further information regarding potential costs from such ongoing government investigations.

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

During the six months ended June 30, 2023, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2022 Form 10-K, except we have updated our discussion of our accounting policy that we consider as critical for the allowance for credit losses below as a result of our adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2023.

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

The Company estimates the allowance for credit losses in accordance with the CECL methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company’s current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment. The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management’s judgment is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts. Loans that no longer share similar risk characteristics with any portfolio segment are subject to individual assessment and are removed from the collectively assessed segments. Management performs periodic sensitivity and stress testing using available economic forecasts in order to evaluate the adequacy of the allowance for credit losses under varying scenarios.

The Company’s methodologies for estimating the allowance for credit losses considers available relevant information about the collectability of cash flows, including past events, current conditions, and reasonable and supportable forecasts. For additional discussion of the Company’s methodology in determining the allowance for credit losses, see Note 3 – Summary of Significant Accounting Policies, Allowance for Credit Losses - Loans to our condensed consolidated financial statements included in “Item 1. Financial Statements.”

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30, 2023		At December 31, 2022
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,214,439	82%	$1,391,276	84%
Commercial real estate	221,658	15%	221,669	13%
Construction	31,978	2%	44,503	3%
Total real estate	1,468,075	99%	1,657,448	100%
Commercial and industrial	17,772	1%	1,396	—%
Other consumer	15	—%	5	—%
Total loans	1,485,862	100%	1,658,849	100%
Less: allowance for credit losses	(36,153)		(45,464)
Loans, net	$1,449,709		$1,613,385

Our loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At June 30, 2023 and December 31, 2022, residential real estate loans accounted for 82% and 84%, respectively, of total gross loans held for investment. Most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of June 30, 2023, approximately 80% of our loan portfolio was based in California with 54% and 26% in the San Francisco and Los Angeles metropolitan areas, respectively.

Total gross loans held for investment of $1.5 billion at June 30, 2023 declined $173.0 million, or 10%, from $1.7 billion at December 31, 2022. The decline in our loan portfolio from December 31, 2022 was primarily attributable to repayments on loans, which continued to outpace our loan production. In addition, the prevailing rising interest rate environment has adversely impacted the supply of residential mortgage loans in the secondary market for purchase at attractive prices. Also, contributing to the decline in loans held for investment, during the six months ended June 30, 2023, loans with an amortized cost of $41.1 million were transferred from loans held for investment to loans held for sale and sold in May 2023. On the transfer, the Company recorded a $6.5 million charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value. Also, during the same period, residential real estate loans with an amortized cost of $3.9 million were transferred from loans held for sale to loans held for investment.

Our overall decline in loan production reflects a number of factors, including our decision to stop originating construction loans and the prevailing rising interest rate and inflationary environment of 2022, which practically limited the opportunities we had for meaningful loan production. Also, in May 2022, we outsourced our residential loan origination function to a third-party vendor. In November 2022, we were notified of our residential loan originator’s plans to exit the business, which caused us to effectively suspend new residential loan originations. We used commercially reasonable efforts to evaluate and originate pending loan applications through February 28, 2023. We are currently performing an evaluation of our alternatives for the development of new loan products as part of a larger strategic planning process. In the meantime, we may continue to purchase residential loans from the secondary market.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, U.S. Treasuries and Secured Overnight Financing Rate (“SOFR”), and fixed-rate loans, for which the interest rate does not change through the life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at June 30, 2023:

	Adjustable Rate
	Prime	Treasury	SOFR	Total	Fixed Rate	Total

	(In thousands)
Residential real estate	$8,814	$322,045	$864,374	$1,195,233	$19,206	$1,214,439
Commercial real estate	—	118,020	21,489	139,509	82,149	221,658
Construction	31,978	—	—	31,978	—	31,978
Commercial and industrial	16,549	34	—	16,583	1,189	17,772
Other consumer	—	—	—	—	15	15
Total	$57,341	$440,099	$885,863	$1,383,303	$102,559	$1,485,862

% by rate type at June 30, 2023	4%	30%	59%	93%	7%	100%

Across our loan portfolio, our adjustable-rate loans are typically based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Our prime-based loans, which typically are construction loans and home equity loans, adjust to a rate equal to 25 to 238 basis points above Prime and have maturities of up to 36 months. Our Treasury-based residential loans adjust to a rate based on the U.S. Treasury one- and five-year constant maturity treasury rates. Our commercial real estate loans predominately adjust based on the U.S. Treasury five-year constant maturity Treasury rate. Interest rates on our adjustable-rate SOFR-based loans adjust to a rate typically equal to 350 to 450 basis points above the one-year SOFR.

At June 30, 2023, we have transitioned all of our adjustable-rate loans in our residential loan portfolio that were LIBOR-indexed to loans that earn interest based on SOFR with a relevant spread adjustment. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” relating to the discontinuance of LIBOR and the transition of our LIBOR based loans to SOFR-based rates.

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of June 30, 2023:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$415,277	$24,303	$31,978	$16,583	$—	$488,141
After 6 months through 12 months	355,084	1,115	—	—	—	356,199
After 12 months through 24 months	103,015	52,332	—	—	—	155,347
After 24 months through 36 months	129,542	1,085	—	—	—	130,627
After 36 months through 60 months	106,383	60,674	—	—	—	167,057
After 60 months	85,932	—	—	—	—	85,932
Fixed to maturity	19,206	82,149	—	1,189	15	102,559
Total	$1,214,439	$221,658	$31,978	$17,772	$15	$1,485,862

At June 30, 2023, $121.2 million, or 9%, of our adjustable interest rate loans were at their interest rate floor.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At June 30,	At December 31,
	2023	2022

	(Dollars in thousands)
Nonaccrual loans(1)(2):
Residential real estate	$2,062	$33,690
Loans past due 90 days or more and still accruing interest	33	35
Other troubled debt restructurings(3)	—	2,637
Nonaccrual loans held for sale	—	1,942
Total nonperforming assets	$2,095	$38,304
Total loans(1)	$1,485,862	$1,658,849
Total assets	$2,532,010	$2,444,735
Total nonaccrual loans to total loans(2)	0.14%	2.03%
Total nonperforming assets to total assets	0.08%	1.57%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale. If nonaccrual loans held for sale are included, the ratio of total nonaccrual loans to total gross loans would be 0.14% and 2.14% at June 30, 2023 and December 31, 2022, respectively.
(3)	Other troubled debt restructurings at December 31, 2022 exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest. Effective January 1, 2023, loan modifications involving borrowers experiencing financial difficulty are evaluated under the new credit loss model. There were no such loan modifications during the six months ended June 30, 2023.

At June 30, 2023, nonperforming assets totaled $2.1 million, a decrease of $36.2 million from $38.3 million at December 31, 2022. This decrease in nonperforming assets from December 31, 2022 is primarily due to nonaccrual loans of $24.4 million that were transferred to held for sale in March 2023 and subsequently sold in May 2023 and nonaccrual loans of $4.2 million that were charged off to the allowance for credit losses. The remainder of the decrease in nonaccrual loans is primarily due to loans of $3.6 million that were paid in full and loans of $5.5 million that were returned to accrual status. Partially offsetting these decreases, loans of $6.4 million were added to nonaccrual status, a portion of which were transferred to held for sale and sold in May 2023. When including nonaccrual loans held for sale, the ratio of nonaccrual loans to total gross loans decreased from 2.14% at December 31, 2022 to 0.14% at June 30, 2023.

During the three months ended June 30, 2023 and 2022, the total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $41 thousand and $0.6 million, respectively, and $49 thousand and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	June 30, 2023			December 31, 2022
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Residential real estate	$12,633	$2,385	$2,095	$17,980	$5,337	$33,725

Total loans 90 days or more past due decreased from $33.7 million at December 31, 2022 to $2.1 million at June 30, 2023. This decrease was primarily attributable to the change in nonaccrual loans discussed in “—Nonperforming Assets” above.

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

Although total loans classified as Special Mention and Substandard decreased $31.9 million from $84.8 million at December 31, 2022, commercial real estate loans classified in the Substandard category increased $18.9 million during the six months ended June 30, 2023. The commercial real estate loans downgraded to Substandard are comprised of eight loans that are performing in accordance with their terms, but for which there were concerns primarily regarding the underlying properties’ debt service coverage ratios and the cash flows of the personal guarantors for the loans. Notwithstanding, we do not currently believe these loans meet the criteria to be collateral-dependent loans. See Note 5—Loans—Credit Quality to our condensed consolidated financial statements included in “Item 1. Financial Statements” for additional information about our risk categories.

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	June 30, 2023			December 31, 2022
	Loans Held for	Loans Held		Loans Held for	Loans Held
	Investment	for Sale	Total	Investment	for Sale	Total

	(Dollars in thousands)
Special Mention:
Commercial real estate	$20,504	$—	$20,504	$32,910	$1,544	$34,454
Construction	—	—	—	4,650	—	4,650
Total Special Mention	20,504	—	20,504	37,560	1,544	39,104
Substandard:
Residential real estate	2,095	—	2,095	33,725	1,942	35,667
Commercial real estate	20,437	—	20,437	1,539	—	1,539
Construction	9,885	—	9,885	8,484	—	8,484
Total Substandard	32,417	—	32,417	43,748	1,942	45,690
Total	$52,921	$—	$52,921	$81,308	$3,486	$84,794

Total Loans	$1,485,862	$—	$1,485,862	$1,658,849	$7,725	$1,666,574
Classified assets to total loans	4%	—	4%	5%	45%	5%

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

Based on our evaluation of our available for sale debt securities, we did not record an allowance for credit losses on these securities, upon adoption. See Note 4 to our condensed consolidated financial statements included in “Item 1. Financial Statements.”

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Allowance for credit losses:
Balance at the beginning of the period	$20,498	$16,067	$1,994	$6	$—	$38,565
Provision for (recovery of) for credit losses	(3,895)	566	480	35	—	(2,814)
Charge offs	—	—	—	—	—	—
Recoveries	306	95	1	—	—	402
Total ending balance	$16,909	$16,728	$2,475	$41	$—	$36,153

	Residential	Commercial		Commercial	Other
Six Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) for credit losses	(5,784)	3,783	(66)	37	—	(2,030)
Charge offs	(6,478)	—	-	—	—	(6,478)
Recoveries	366	100	2	—	—	468
Total ending balance	$16,909	$16,728	$2,475	$41	$—	$36,153

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2022, as determined in accordance with ASC 310, Receivables, prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$29,911	$13,709	$8,829	$6	$—	$52,455
Provision for (recovery of) loan losses	(272)	1,251	(2,123)	30	5	(1,109)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	540	75	2	—	—	617
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766

				Commercial
	Residential	Commercial		Lines of	Other
Six Months Ended June 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision for (recovery of) loan losses	(2,753)	2,347	(5,025)	28	5	(5,398)
Charge offs	(197)	—	—	—	—	(197)
Recoveries	730	80	3	—	—	813
Total ending balance	$29,982	$15,035	$6,708	$36	$5	$51,766

Our allowance for credit losses at June 30, 2023 was $36.2 million, or 2.43% of total loans held for investment, compared to $44.2 million, or 2.66% (after the adoption of ASU 2016-13), of total loans held for investment, at January 1, 2023. The allowance for credit losses decreased from $44.2 million primarily due to the transfer of nonaccrual and delinquent residential real estate loans to held for sale, which resulted in a charge off of $6.5 million. The decrease in the allowance for credit losses also includes a recovery of loan losses of $2.0 million as a result of the substantial improvement in credit quality and overall decline in the residential real estate portfolio. See “Results of Operations—Provision for (Recovery of) for Credit Losses” for additional information about our provision for (recovery of) for credit losses.

Net recoveries during the three months ended June 30, 2023 and 2022 were $(0.4) million. Net charge offs during the six months ended June 30, 2023 were $6.0 million compared to net recoveries of $(0.6) million for the six months ended June 30, 2022. Net charge offs during the six months ended June 30, 2023 primarily reflects the $6.5 million in charge offs of our recorded investment of those residential loans transferred to held for sale.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At June 30, 2023		At December 31, 2022
		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$16,909	82%	$27,951	84%
Commercial real estate	16,728	15%	11,694	13%
Construction	2,475	2%	5,781	3%
Commercial and industrial	41	1%	38	—%
Other consumer	—	—%	—	—%
Total	$36,153	100%	$45,464	100%
Nonaccrual loans(1)	$2,062		$33,690
Nonperforming loans and troubled debt restructurings(2)	$2,095		$36,362
Total loans	$1,485,862		$1,658,849
Allowance for credit losses to nonaccrual loans(1)	1,753%		135%
Allowance for credit losses to total loans	2.43%		2.74%
(1)	Nonaccrual loans exclude nonaccrual loans held for sale.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2023, the Company did not have any collateral-dependent loans.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the six months ended June 30, 2023.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At June 30,		At December 31,
	2023		2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$176,768	$170,072	$175,878	$168,437
Mortgage-backed securities	38,883	34,510	41,388	36,733
Collateralized mortgage obligations	143,987	129,782	153,066	138,241
Collateralized debt obligations	155	144	157	147
Total	$359,793	$334,508	$370,489	$343,558

We decreased the size of our available for sale debt securities portfolio (on an amortized-cost basis) by $10.7 million, or 3%, from December 31, 2022 to $359.8 million at June 30, 2023. The decline in our debt securities (on an amortized cost basis) during the six months ended June 30, 2023 was primarily due to principal receipts from our collateralized mortgage obligations and mortgage-backed securities of $11.7 million. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio.

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

We review the debt securities portfolio on a quarterly basis to determine the cause, magnitude and duration of declines in the fair value of each security. At June 30, 2023, gross unrealized losses on debt securities totaled $25.4 million. Our debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, our available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, we have not recorded an allowance for credit losses for our available for sale debt securities at June 30, 2023.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At June 30, 2023 and December 31, 2022, our equity securities totaled $4.6 million.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or its redemption value. At June 30, 2023 and December 31, 2022, we held $20.3 million in FHLB stock.

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

	At June 30,	At December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits	$44,799	$53,041
Money market, savings and NOW	1,015,394	1,039,263
Time deposits	981,298	861,733
Total deposits	$2,041,491	$1,954,037

Total deposits were $2.0 billion as of June 30, 2023, an increase of $87.5 million, or 4%, compared to $2.0 billion at December 31, 2022. Our time deposits increased by $119.6 million, or 14%, which we believe is primarily due to our strategy to continue to offer time deposits at competitive interest rates to maintain our existing customer deposit base and help manage our liquidity. Our money market, savings and NOW deposits decreased by $23.9 million, or 2%, and our noninterest-bearing demand deposits decreased $8.2 million, or 16%, from December 31, 2022. We also experienced our existing customers shifting their deposits from money market, savings and NOW accounts to time deposits to take advantage of the higher interest rates. We had no brokered deposits at June 30, 2023 or December 31, 2022.

We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250,000 and brokered deposits. Core deposits totaled $1.8 billion, or 86% of total deposits, at June 30, 2023 compared to $1.7 billion, or 88% of total deposits, at December 31, 2022.

Total estimated uninsured deposits were approximately 24% of total deposits at June 30, 2023. The insured deposit data does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations. The portion of U.S. time deposits, by account, that exceed the FDIC insurance limit of $250,000 was $102.9 million at June 30, 2023.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

At June 30, 2023 and December 31, 2022, outstanding FHLB borrowings totaled $50.0 million. Our FHLB borrowings consisted of a long-term fixed rate advance with a fixed interest rate of 1.96% with a maturity date of May 2029, although the advance is callable by the FHLB in May 2024.

We had outstanding Subordinated Notes in a principal amount of $65.0 million at June 30, 2023, which had a variable interest rate equal to the three-month LIBOR rate plus a margin of 5.82%. The interest rate was 11.08% at June 30, 2023. On June 15, 2023, the Company provided notice to the holders of the Subordinated Notes that it would redeem all of the Subordinated Notes. On July 15, 2023, the Company redeemed the Subordinated Notes at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million.

At June 30, 2023, we had the ability to borrow an additional $379.7 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $2.0 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million. There were no borrowings outstanding on the lines of credit with other banks.

The Company can also participate in the FRB’s Bank Term Funding Program which provides an additional source of liquidity against high-quality securities. At June 30, 2023, the Company pledged certain eligible investments with a fair value of $62.6 million, which, based on this collateral, results in the Company having unused borrowing capacity of $65.0 million. The Company had no advances outstanding under this program. This program expires on March 11, 2024.

Shareholders’ Equity

Total shareholders’ equity was $317.7 million at June 30, 2023 compared to $312.6 million at December 31, 2022. The increase in shareholders’ equity is primarily attributable to net income of $2.0 million for the six months ended June 30, 2023, $1.0 million attributable to the issuance of shares of common stock relating to the Sterling Bank & Trust 401(k) Plan company matching contribution and unrealized losses on our investment securities portfolio in accumulated other comprehensive loss that have recovered by $1.2 million since December 31, 2022.

Analysis of Results of Operations

General. The Company had net income of $2.5 million for the three months ended June 30, 2023 compared to a net loss of $(2.2) million for the three months ended June 30, 2022. Net income was $2.0 million for the six months ended June 30, 2023, a decrease of $1.1 million compared to net income of $3.1 million for the six months ended June 30, 2022.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2023 and 2022. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,277,408	$18,250	5.71%	$1,554,077	$17,310	4.46%	$1,321,858	$36,764	5.56%	$1,607,090	$35,588	4.43%
Commercial real estate	224,836	2,787	4.96%	221,435	2,547	4.60%	224,383	5,383	4.80%	234,169	5,983	5.11%
Construction	31,819	820	10.31%	62,354	883	5.66%	36,601	1,854	10.13%	78,762	3,032	7.70%
Commercial and industrial	2,255	35	6.21%	355	6	6.76%	1,821	51	5.60%	352	11	6.25%
Total loans	1,536,318	21,892	5.70%	1,838,221	20,746	4.51%	1,584,663	44,052	5.56%	1,920,373	44,614	4.65%
Securities, includes restricted stock(2)	375,094	2,666	2.84%	396,315	1,353	1.37%	370,744	5,122	2.76%	373,360	2,188	1.17%
Other interest-earning assets	541,887	7,002	5.17%	406,740	791	0.78%	477,186	11,809	4.95%	429,569	1,006	0.47%
Total interest-earning assets	2,453,299	31,560	5.15%	2,641,276	22,890	3.47%	2,432,593	60,983	5.01%	2,723,302	47,808	3.51%
Noninterest-earning assets
Cash and due from banks	4,233			3,811			4,353			3,728
Other assets	27,645			46,390			27,349			45,918
Total assets	$2,485,177			$2,691,477			$2,464,295			$2,772,948
Interest-bearing liabilities
Money Market, Savings and NOW	$980,359	$6,270	2.57%	$1,288,796	$756	0.24%	$990,874	$10,884	2.22%	$1,299,761	$1,463	0.23%
Time deposits	969,938	7,067	2.92%	760,017	1,260	0.66%	935,605	12,262	2.64%	810,620	2,883	0.72%
Total interest-bearing deposits	1,950,297	13,337	2.74%	2,048,813	2,016	0.39%	1,926,479	23,146	2.42%	2,110,381	4,346	0.42%
FHLB borrowings	50,000	248	1.96%	110,440	314	1.12%	50,000	493	1.99%	130,111	666	1.03%
Subordinated notes, net	65,245	1,791	10.86%	65,319	1,090	6.60%	65,255	3,484	10.62%	65,328	2,054	6.25%
Total borrowings	115,245	2,039	7.00%	175,759	1,404	3.16%	115,255	3,977	6.86%	195,439	2,720	2.77%
Total interest-bearing liabilities	2,065,542	15,376	2.99%	2,224,572	3,420	0.62%	2,041,734	27,123	2.68%	2,305,820	7,066	0.62%
Noninterest-bearing liabilities
Demand deposits	44,005			72,496			47,127			68,331
Other liabilities	61,487			52,075			61,892			54,752
Shareholders’ equity	314,143			342,334			313,542			344,045
Total liabilities and shareholders’ equity	$2,485,177			$2,691,477			$2,464,295			$2,772,948
Net interest income and spread(2)		$16,184	2.16%		$19,470	2.85%		$33,860	2.33%		$40,742	2.89%
Net interest margin(2)			2.64%			2.95%			2.78%			2.99%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Three Months Ended			Six Months Ended
	June 30, 2023 vs. 2022			June 30, 2023 vs. 2022
	Increase (Decrease)		Net	Increase (Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(3,408)	$4,348	$940	$(6,969)	$8,145	$1,176
Commercial real estate	39	201	240	(245)	(355)	(600)
Construction	(565)	502	(63)	(1,945)	767	(1,178)
Commercial and industrial	29	—	29	41	(1)	40
Total loans	(3,905)	5,051	1,146	(9,118)	8,556	(562)
Securities, includes restricted stock	(76)	1,389	1,313	(15)	2,949	2,934
Other interest-earning assets	347	5,864	6,211	124	10,679	10,803
Total change in interest income	(3,634)	12,304	8,670	(9,009)	22,184	13,175
Change in interest expense:
Money Markets, Savings and NOW	(228)	5,742	5,514	(439)	9,860	9,421
Time deposits	433	5,374	5,807	513	8,866	9,379
Total interest-bearing deposits	205	11,116	11,321	74	18,726	18,800
FHLB borrowings	(223)	157	(66)	(566)	393	(173)
Subordinated notes, net	(1)	702	701	(2)	1,432	1,430
Total change in interest expense	(19)	11,975	11,956	(494)	20,551	20,057
Change in net interest income	$(3,615)	$329	$(3,286)	$(8,515)	$1,633	$(6,882)

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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net interest income was $16.2 million for the three months ended June 30, 2023, a decrease of $3.3 million, or 17%, from $19.5 million for the three months ended June 30, 2022. The decrease in net interest income primarily reflects interest expense, principally on deposits, increasing more than interest income during the rising rate environment of the past twelve months. The rising rate environment reflects the Federal Open Market Committee increasing the target range for the federal funds rate from 1.50% - 1.75% in June 2022 to 5.00% - 5.25% in June 2023. In addition, the decline in net interest income reflects the continued reduction of our balance sheet.

Interest income was $31.6 million for the three months ended June 30, 2023, an increase of $8.7 million, or 38%, from $22.9 million for the three months ended June 30, 2022. The increase in interest income was primarily due to interest income earned on the average balances of our other interest-earning assets and residential real estate loans as these portfolios repriced upward significantly in the rising rate environment of the past twelve months. Other interest-earning assets, which are comprised primarily of interest-bearing cash deposits, had an average yield of 5.17% for the three months ended June 30, 2023 compared to 0.78% for the three months ended June 30, 2022. These assets benefitted the most from the rising rate environment as correspondent banks and the Federal Reserve increased their deposit rate and overnight funding rates, respectively, by over 350 basis points.

Also contributing to the increase in interest income was interest income earned on our loan portfolio. Interest income on our adjustable-rate residential real estate mortgages was favorably impacted as the average yield increased 125 basis points from the three months ended June 30, 2022 as these mortgages repriced at higher rates due to rising interest rates, though such increase was partially offset by the decline in the average balance of our loan portfolio. The average balance of our loan portfolio declined $301.9 million, or 16%, from $1.8 billion for the three months ended June 30, 2022. The decrease in our average balance of loans is primarily attributable to repayments on loans, the suspension of our origination of residential real estate loans and the sale of all loans held for sale.

Although the average balance of our investment securities decreased by 5%, these assets had an average yield of 2.84% for the three months ended June 30, 2023 compared to 1.37% for the three months ended June 30, 2022. The average balance of our investment securities was $375.1 million for the three months ended June 30, 2023 compared to $396.3 million for the three months ended June 30, 2022.

Interest expense was $15.4 million for the three months ended June 30, 2023 compared to $3.4 million for the three months ended June 30, 2022. Similar to our interest-bearing assets, the increase in our interest expense was primarily driven by the change in interest rates and partially offset by the impact of a decline in the average balance of our interest-bearing liabilities. The increase in interest expense was primarily due to an increase in the average rate paid on our interest-bearing deposits of 235 basis points from the three months ended June 30, 2022. Specifically, the average rate paid on money market, savings and NOW accounts, and time deposits increased 233 basis points and 226 basis points, respectively, compared to the three months ended June 30, 2022, as we continued to competitively price our deposits as rates continued to rise throughout the past twelve months. Interest expense related to interest on deposits comprised 87% of total interest expense for the three months ended June 30, 2023 compared to 59% of total interest expense for the three months ended June 30, 2022.

In addition, interest expense on our Subordinated Notes increased $0.7 million as the average rate paid increased to 10.86% for the three months ended June 30, 2023 compared to 6.60% for the three months ended June 30, 2022, as the interest rate on the Subordinated Notes continued to reprice in the rising interest rate environment. With the redemption of the Subordinated Notes on July 15, 2023, we expect to see a positive impact on our interest expense beginning with the third quarter of 2023.

Net interest margin was 2.64% for the three months ended June 30, 2023, down 31 basis points from 2.95% for the three months ended June 30, 2022. The interest rate spread was 2.16% for the three months ended June 30, 2023, down 69 basis points from 2.85% for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net interest income was $33.9 million for the six months ended June 30, 2023, a decrease of $6.9 million, or 17%, from the six months ended June 30, 2022. The decrease in net interest income primarily reflects interest expense, principally on deposits, increasing more than interest income during the rising rate environment of the past twelve months. The rising rate environment reflects the Federal Open Market Committee increasing the target range for the federal funds rate from 0.00% – 0.25% in March 2022 to 5.00% – 5.25% in June 2023. In addition, the decline in net interest income reflects the continued reduction of our balance sheet.

Interest income was $61.0 million for the six months ended June 30, 2023, an increase of $13.2 million, or 28%, from $47.8 million for the six months ended June 30, 2022. The increase in interest income was primarily due to interest income earned on the average balances of our other interest-earning assets and residential real estate loans as these portfolios repriced upward significantly in the rising rate environment of the past twelve months. Other interest-earning assets, which are comprised primarily of interest-bearing cash deposits, had an average yield of 4.95% for the six months ended June 30, 2023 compared to 0.47% for the six months ended June 30, 2022.

Slightly offsetting the increase in income earned on the average balance of our investment securities and other interest-earning assets was a decline in interest income earned on our loan portfolio. Interest income on our adjustable-rate residential real estate mortgages was favorably impacted by their repricing at higher rates in the rising interest rate environment as the average yield increased 113 basis points from the six months ended June 30, 2022; however, this was partially offset by a decline in the average balance of our loan portfolio of $335.7 million, or 17%, from $1.9 billion for the six months ended June 30, 2022. The decrease in our average balance of loans is primarily attributable to repayments on loans, the suspension of our origination of residential real estate loans and the sale of all loans held for sale.

Although the average balance of our investment securities decreased slightly, these assets had an average yield of 2.76% for the six months ended June 30, 2023 compared to 1.17% for the six months ended June 30, 2022.

Interest expense was $27.1 million for the six months ended June 30, 2023 compared to $7.1 million for the six months ended June 30, 2022. Similar to our interest-bearing assets, the increase in our interest expense was primarily driven by the change in interest rates and partially offset by the impact of a decline in the balance of our interest-bearing liabilities. The increase in interest expense was primarily due to an increase in the average rate paid on our interest-bearing deposits of 200 basis points from the six months ended June 30, 2022. Specifically, the average rate paid on money market, savings and NOW accounts, and time deposits increased 199 basis points and 192 basis points, respectively, compared to the six months ended June 30, 2022, as we continued to competitively price our deposits as rates continued to rise throughout the past twelve months. Interest expense related to interest on deposits comprised 85% of total interest expense for the six months ended June 30, 2023 compared to 62% of total interest expense for the six months ended June 30, 2022.

In addition, interest expense on our Subordinated Notes increased $1.4 million as the average rate paid increased to 10.62% for the six months ended June 30, 2023 compared to 6.25% for the six months ended June 30, 2022, as the interest rate on the Subordinated Notes continued to reprice in the rising interest rate environment. With the redemption of the Subordinated Notes on July 15, 2023, we expect to see a positive impact on our interest expense beginning with the third quarter of 2023.

Net interest margin was 2.78% for the six months ended June 30, 2023, down 21 basis points from 2.99% for the six months ended June 30, 2022. The interest rate spread was 2.33% for the six months ended June 30, 2023, down 56 basis points from 2.89% for the six months ended June 30, 2022.

Provision for (Recovery of) Credit Losses. The following table presents the components of our provision for (recovery of) credit losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$(2,814)	$(1,109)	$(2,030)	$(5,398)
Off-balance sheet credit exposures	(88)	—	(198)	—
Total	$(2,902)	$(1,109)	$(2,228)	$(5,398)

Our recovery of credit losses was $(2.9) million for the three months ended June 30, 2023 compared to a recovery of loan losses of $(1.1) million for the three months ended June 30, 2022. Our recovery of credit losses was $(2.2) million for the six months ended June 30, 2023 compared to a recovery for loan losses of $(5.4) million for the three months ended June 30, 2022.

The recovery for credit losses on loans for each of the three and six months ended June 30, 2023 primarily reflects the substantial improvement in our overall credit quality, along with the continued decline of the residential loan portfolio. These factors were offset in part by the increase in Substandard commercial real estate loans during the three months ended June 30, 2023, reflecting overall weakness in the commercial real estate market due to the substantial increase in market interest rates and the potential impact on borrowers as these assets reprice or mature.

For additional information on our asset quality and changes to the allowance for credit losses, see “—Asset Quality” and “—Allowance for Credit Losses.”

Non-interest Income. The components of non-interest income were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$78	$105	$(27)	(26)%	$172	$227	$(55)	(24)%
Loss on the sale of investment securities	—	—	—	—	(2)	—	(2)	N/M
Gain on sale of mortgage loans held for sale	1,720	3	1,717	N/M	1,695	200	1,495	N/M
Unrealized loss on equity securities	(71)	(170)	99	58%	—	(406)	406	100%
Net servicing income (loss)	102	(177)	279	N/M	161	266	(105)	(39)%
Income earned on company-owned life insurance	81	255	(174)	(68)%	161	583	(422)	(72)%
Other	1	29	(28)	(97)%	2	586	(584)	(100)%
Total non-interest income	$1,911	$45	$1,866	N/M	$2,189	$1,456	$733	50%

N/M - not meaningful

Non-interest income was $1.9 million for the three months ended June 30, 2023 compared to $45 thousand for the three months ended June 30, 2022. The increase in non-interest income is primarily due to the gain on the sale of all loans held for sale, consisting of mostly nonperforming and delinquent residential real estate held for sale loans, in the second quarter of 2023. Further, net servicing income increased by $0.3 million. Partially offsetting these increases, our income earned on company-owned life insurance declined by $0.2 million due to the surrender of certain policies in the second quarter of 2022.

Non-interest income was $2.2 million for the six months ended June 30, 2023, an increase of $0.7 million for the six months ended June 30, 2022. The increase in non-interest income is primarily due a $1.5 million increase in the gain on sale of all loans held for sale and a $0.4 million decrease in unrealized loss on equity securities from the six months ended June 30, 2022. These items were partially offset by approximately $0.4 million in recoveries of the loan valuation losses previously taken on certain commercial real estate loans, reflected in other non-interest income, that were sold in the first quarter of 2022. In addition, income earned on company-owned life insurance declined by $0.4 million due to the surrender of certain policies in the second quarter of 2022.

Non-interest Expense. The components of non-interest expense were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$9,274	$5,569	$3,705	67%	$18,684	$15,186	$3,498	23%
Occupancy and equipment	2,051	2,187	(136)	(6)%	4,163	4,329	(166)	(4)%
Professional fees	3,521	7,066	(3,545)	(50)%	6,742	12,223	(5,481)	(45)%
FDIC insurance assessments	263	346	(83)	(24)%	520	715	(195)	(27)%
Data processing	754	762	(8)	(1)%	1,492	1,567	(75)	(5)%
Net provision for (recovery of) mortgage repurchase liability	(59)	(312)	253	81%	61	(525)	586	N/M
Other	1,537	3,876	(2,339)	(60)%	3,516	5,422	(1,906)	(35)%
Total non-interest expense	$17,341	$19,494	$(2,153)	(11)%	$35,178	$38,917	$(3,739)	(10)%

N/M - not meaningful

Non-interest expense was $17.3 million and $19.5 million for the three months ended June 30, 2023 and 2022, respectively, and $35.2 million and $38.9 million for the six months ended June 30, 2023 and 2022, respectively.

Salaries and employee benefits increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year. This increase is primarily attributable to the cancellation of certain deferred compensation and split dollar life insurance agreement with our controlling shareholder which resulted in the reversal of the related liabilities of $4.5 million upon the surrender of a large split-dollar life program and certain company-owned life insurance policies during the second quarter of 2022. This increase is partially offset by $0.4 million in separation costs related to the reduction in our mortgage origination personnel and a decline in salaries and employee benefits in 2023 primarily due to our decision to outsource the residential loan origination function.

Professional fees decreased for the three and six months ended June 30, 2023 compared to the same periods in the prior year. This decrease in professional fees is primarily attributable to the conclusion of the OCC investigation with respect to the Bank in September 2022 and the resolution of the DOJ investigation with the entry into the Plea Agreement in March 2023. Additionally, professional fees for the six months ended June 30, 2023 includes $2.2 million of reimbursements received from an insurance carrier in the first quarter of 2023 for previously incurred direct and third-party legal expenses related to the government investigations.

Other non-interest expense decreased for the three and six months ended June 30, 2023 compared to the same periods in the prior year largely due to the additional tax of $1.3 million incurred during the second quarter of 2022 related to the certain company-owned life insurance policies surrender as discussed below. Additionally, the three and six month ended June 30, 2022 includes a $0.7 million loss related to the fair value discount on the repurchase of a pool of Advantage Loan Program loans in May 2022.

Income Tax Expense. We recorded an income tax expense of $1.1 million for the three months ended June 30, 2023 compared to an income tax expense of $3.3 million for the three months ended June 30, 2022. We recorded an income tax expense of $1.1, or effective tax rate of 34.3%, for the six months ended June 30, 2023 compared to an income tax expense of $5.6 million, or an effective tax rate of 64.7%, for the six months ended June 30, 2022. During the three months ended June 30, 2022, the Company surrendered a large split-dollar life program and a few smaller company-owned life insurance policies related to former executives and a controlling shareholder with a cash surrender value of $24.9 million. The increase of $13.1 million in value of the policies over the duration of the ownership of these policies became taxable due to the surrender, resulting in an increase in income tax of expense of $3.6 million for the three and six months ended June 30, 2022. Additionally, other than temporary differences originating in the three and six months ended June 30, 2022 were the non-taxable cancellation of the split-dollar life insurance agreement and the non-deductible additional tax related to the surrender of the company-owned life insurance policies, which together resulted in an income tax benefit of approximately $0.8 million. Our effective tax rate in the 2023 periods varies from the statutory tax rate primarily due to the impact of non-deductible compensation costs.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure we have adequate liquidity to fund our operations.

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Although we were not directly affected by these bank failures, this news caused depositors to withdraw or attempt to withdraw their funds from these and other financial institutions, including us. Our customer deposit balances have remained relatively stable following these bank failures. Should we be exposed to this type of contagion risk in the future, we may need to exit certain positions in investments at a pace and in a market environment that may result in substantial losses. The risk of significant deposit withdrawals may be magnified based on the amount of uninsured deposits; concentrations of depositors in certain industries, geographies and corporate life cycle stages; and the availability of alternative deposit and investment opportunities for our customers.

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

Our most liquid assets are cash and due from banks, interest-bearing time deposits with other banks and investment securities in our available for sale portfolio. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At June 30, 2023 and December 31, 2022, cash and due from banks totaled $655.4 million and $379.8 million, respectively; interest-bearing time deposits with other banks totaled $0.9 million; and debt securities available for sale, totaled $334.5 million and $343.6 million, respectively. The substantial increase in market rates allowed us to increase our liquidity through short-term investments with attractive yields. In May 2023, we invested our excess cash in interest-earning deposits, consisting of Treasury bills in an aggregate amount of $50 million, for two-to-three- week periods to earn funds at the higher rate of interest being offered. For the six months ended June 30, 2022, we purchased investment securities of $108.3 million and had maturing investments or principal receipts of $21.9 million We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. At June 30, 2023 and December 31, 2022, outstanding FHLB advances totaled $50.0 million. There were no amounts outstanding on lines of credit with other banks during the six months ended June 30, 2023. Based on our collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $379.7 million. We also had available credit lines with other banks totaling $80.0 million.

In addition, the FRB has made available to banks the Bank Term Funding Program, against which we can borrow with qualifying collateral, including the bulk of the investment securities portfolio, valued at par as permitted by the terms of the program. The term is for one year and the interest rate is fixed at the time the advance is taken and there is no prepayment penalty. Eligible investments for pledge would include all of the Company’s investment securities except the non-Agency collateralized mortgage obligations and those eligible investments pledged to the FHLB. At June 30, 2023, the Company pledged certain eligible investments totaling $62.6 million which based on this collateral, the Company has unused borrowing capacity of $65.0 million. No advances were outstanding under this program. The program expires on March 11, 2024.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.0 billion at June 30, 2023, an increase of $87.5 million, or 4% from December 31, 2022. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position. As of June 30, 2023, time deposits due within one year were $716.0 million, or 35% of total deposits. As of December 31, 2022, time deposits due within one year were $444.9 million, or 23% of total deposits. In addition, we estimated our total uninsured deposits were approximately 24% of total deposits as of June 30, 2023.

Cash flows from investing activities are primarily impacted by our loan activity. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits. During the six months ended June 30, 2023 and 2022, we originated $24.3 million and $85.5 million, respectively, of loans. Cash flows provided by loan payoffs totaled $119.4 million and $324.3 million during the six months ended June 30, 2023 and 2022, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. During the six months ended June 30, 2023, the Company received net proceeds of $37.9 million from the sale of loans, consisting of residential mortgage loans and one commercial real estate loan. Often, the agreements under which we sell residential mortgage loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has outstanding commitments to repurchase pools of Advantage Loan Program loans sold with a total outstanding principal balance of $19.3 million at June 30, 2023. These commitments expire in July 2025. In addition, the unpaid principal balance of the sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our original offers to repurchase such loans were accepted totaled $37.4 million, which includes loans that we have committed to repurchase.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At June 30, 2023, we had unfunded commitments on lines of credit totaling $16.6 million and standby letters of credit outstanding of $24 thousand. The Company is required to estimate the expected credit losses for off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which are not unconditionally cancellable. At June 30, 2023, the Company has recorded a liability for unfunded commitments of $0.4 million.

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

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of interest expense on subordinated notes and expenses attributable to public company operations. The Company suspended cash dividends to shareholders and its share repurchase program early in 2020. At June 30, 2023, the Company had $65.0 million in principal amount of Subordinated Notes outstanding that were due April 15, 2026, but were redeemed by us, in whole, on July 15, 2023. The Subordinated Notes were redeemed at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million. The Bank declared and paid a $65.0 million dividend to the Company in June 2023 to fund the bulk of the redemption. The Subordinated Notes required interest payable quarterly in arrears at a variable-rate of interest of the three-month LIBOR rate plus a margin of 5.82%, which was 11.08% at June 30, 2023.

The Plea Agreement provides that the Company must make a restitution payment of $27.2 million for the benefit of non-insider victim shareholders. On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Plea Agreement, and the restitution payment required by the Plea Agreement will be paid in the third quarter of 2023. The restitution amount will be administered by a special master to be appointed by the court. The Bank declared and paid a $25 million dividend to the Company in May 2023 to fund the restitution payment.

The Company’s ability to pay cash dividends is restricted by the terms of the applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

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

The federal banking agencies’ capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. In addition to establishing these minimum regulatory capital requirements, these regulations have established a capital conservation buffer (“CCB”) consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the minimum plus the CCB will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

At December 31, 2022, the Company and the Bank met all regulatory capital requirements to which they were subject and held capital in excess of the CCB; however, effective as of January 1, 2023, the Company and the Bank have each elected to use the CBLR framework for compliance with regulatory capital requirements. At June 30, 2023, the Company and Bank satisfied the requirements of the CBLR framework and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirements. Had we been subject to the CBLR framework at December 31, 2022, we would have been in compliance with the CBLR requirements and, as a result, we would have been deemed to be “well capitalized” and in compliance with any other generally applicable capital requirements. For further information regarding our regulatory capital requirements, see Note 12 to our condensed consolidated financial statements included in “Item 1. Financial Statements.”

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

As a result of the guilty plea and criminal conviction pursuant to our Plea Agreement with the DOJ, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act. These provisions prohibit an issuer from offering or selling securities in a private placement in reliance on Regulation A for certain small offerings and Regulation D for certain private placement transactions for a period of up to ten years under certain circumstances. The SEC may waive such disqualification upon a showing of good cause that disqualification is not necessary under the circumstances for which the safe harbor exemptions are being denied. Absent a waiver, we will be restricted in our ability to raise capital in a private placement in reliance on the safe harbors provided by Regulation A or Regulation D, although we would remain eligible as an SEC registrant to access the equity capital markets through an SEC-registered offering or through another exemption from the registration requirements. Refer to “Part II, Item 1A.—Risk Factors” for additional information on the potential impact of the “bad actor” disqualification under the federal securities laws.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning June 30, 2023 and December 31, 2022. The base net interest income decreased from December 31, 2022 due to a combination of market interest rates and balance sheet size and mix changes. The table below demonstrates that we are asset sensitive at June 30, 2023 and December 31, 2022, with the asset sensitivity of our balance sheet decreasing slightly from December 31, 2022 in the negative rate shocks as a result of updated beta assumptions in our non-maturity deposits.

	At June 30,		At December 31,
	2023		2022
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$78,824	4%	$83,587	4%
100	77,346	2%	82,016	2%
0	75,675		80,074
−100	73,207	(3)%	75,959	(5)%
−200	69,531	(8)%	70,881	(12)%

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

The following table presents, as of June 30, 2023 and December 31, 2022, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE decreased from December 31, 2022 primarily due to $90.0 million of dividends paid by the Bank to the Company. Interest rate and balance sheet mix changes and the implementation of updated non-maturity deposit beta and decay rates also contributed to the lower EVE. The sensitivity of our balance sheet worsened from December 31, 2022 in the up-rate scenarios and improved in the down-rate scenarios primarily as a result of the updated decay assumptions and deposit mix changes. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At June 30,		At December 31,
	2023		2022
	Economic		Economic
	Value		Value
Change in Interest Rates (Basis Points)	of Equity	Change	of Equity	Change

	(Dollars in thousands)
200	$281,810	(15)%	$489,907	(10)%
100	310,554	(6)%	521,450	(4)%
0	330,138		542,625
−100	340,207	3%	537,092	(1)%
−200	339,907	3%	522,085	(4)%

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

LIBOR Discontinuation

In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it would no longer compel banks to submit LIBOR rates after 2021. The administrator of LIBOR extended the publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023. On March 15, 2022, the Consolidated Appropriations Act of 2022, among other things, provided for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. Regulations implementing this legislation were enacted by the FRB in a final rule on December 16, 2022.

We have significant exposure to financial instruments with attributes that are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. We ceased using LIBOR for new originations on March 8, 2021 and began originating loans based on U.S. Treasury rates. In connection with the cessation of the publication of all LIBOR tenors on June 30, 2023, we have transitioned all of our adjustable-rate loans that were LIBOR-indexed to loans that earn interest based on SOFR with a relevant spread adjustment.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below, we are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2022 Form 10-K and Form 10-Q for the quarter ended March 31, 2023, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Department of Justice Investigation

On March 15, 2023, we entered into a Plea Agreement with the DOJ, resolving the DOJ’s investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in our filings with the SEC. On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Plea Agreement. Under the Plea Agreement, the Company pleaded guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019. Consistent with the Plea Agreement, the sentence issued by the court requires the Company to pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. The restitution amount will be paid by the Company in the third quarter of 2023 and will be administered by a special master to be appointed by the court. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program.

Securities and Exchange Commission Investigation

On June 20, 2023, we received a letter from the Division of Enforcement of the SEC informing us that the Division of Enforcement had concluded its investigation of us and does not intend to recommend an enforcement action by the SEC against us. As previously disclosed, we understood that the SEC investigation related to accounting, financial reporting and disclosure matters, as well as our internal controls, related to our now-terminated Advantage Loan Program.

Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al.

On October 7, 2022, the Company and the Bank commenced an action against the Bank’s founder and controlling shareholder, and other nominal defendants, in the United States District Court for the Eastern District of Michigan styled Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al., No. 2:22-cv-12398-SFC-DRG (E.D. Mich.). The complaint alleges that Mr. Seligman breached his fiduciary duties to the Company and the Bank by, among other actions and inactions, using his controlling position to develop and direct the Bank’s now-discontinued Advantage Loan Program to advance his own interests and unjustly enrich himself at the expense of the Company, the Bank and the Company’s minority shareholders. The complaint seeks to recover compensatory and other damages, disgorgement of certain monies and injunctive relief. On January 30, 2023, Mr. Seligman and the nominal defendants moved to dismiss the case. The Company and the Bank filed their opposition motions on March 13, 2023, and Mr. Seligman and the nominal defendants filed a reply brief on April 13, 2023. The court will hold a hearing to consider the plaintiff’s motion to dismiss, which we currently anticipate to take place in the fourth quarter of 2023. There is no assurance that we will be successful in any final adjudication of this case, that any remedy would be adequate in the event we are successful in the adjudication or that we would achieve an acceptable settlement.

ITEM 1A. RISK FACTORS

Except as described herein, there are no material changes from the risk factors as disclosed in the Company’s 2022 Form 10-K and Form 10-Q for the quarter ended March 31, 2023.

We may continue to incur costs in connection with our ongoing cooperation with government investigations of certain individuals involved with the now-terminated Advantage Loan Program.

The Company and the Bank were previously under investigations by the DOJ and the OCC focused on the Bank’s now-terminated Advantage Loan Program and related issues. On September 27, 2022, the Company entered into a Consent Order with the OCC, which represented a full and final settlement of the OCC’s investigation with respect to the Bank. On March 15, 2023, the Company entered into the Plea Agreement with the DOJ, resolving the DOJ’s investigation and releasing the Company and the Bank from further prosecution for securities fraud and underlying mortgage fraud in the now-terminated Advantage Loan Program. On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Plea Agreement. As part of the Plea Agreement, the Company has agreed to cooperate with the DOJ with respect to the DOJ’s investigations of certain individuals involved with the now-terminated Advantage Loan Program.

The DOJ and the OCC continue to investigate certain individuals involved with the now-terminated Advantage Loan Program. The Company and the Bank continue to fully cooperate with these government investigations. This cooperation typically takes the form of production of documents and interviews of current and former employees and directors. Other government agencies also may request information or conduct investigations into the Advantage Loan Program and related matters. As we continue to cooperate with these investigations, we may incur costs and/or expenses as a result of our cooperation with any such investigations. In addition, management’s time and resources may be diverted to address requests made by the DOJ or the OCC in connection with such investigations.

In addition, over the past three years, we have received claims from current and former directors, officers and employees, as well as from our controlling shareholder, Scott J. Seligman, for the advancement or reimbursement of legal fees under applicable provisions of the Company’s and the Bank’s respective charters and bylaws, as well as pursuant to applicable law. In some instances, we have determined that advancement and indemnification is not consistent with applicable law and have denied those requests. To the extent the government investigations of individuals continue and involve the cooperation of individuals entitled to advancement and indemnification, we are likely to continue to receive and pay such claims in accordance with our legal obligations. To the extent such payments are not reimbursed to us by our insurance carriers under applicable policies of directors and officers insurance, such payments may have a material adverse impact on our financial condition and results of operations. Further, the individuals that we have not deemed eligible for advancement and indemnification may commence legal action against us seeking such advancement and indemnification, and several have threatened to do so. Should such actions commence, there is no assurance that we would be successful in any defense thereof, and such actions, if ultimately successful, may have a material adverse impact on our financial condition and results of operations.

We are currently disqualified from the small offering and private placement safe harbor exemptions otherwise available under the federal securities laws, which may adversely affect our ability to offer or sell our securities and raise capital in an efficient manner.

As a result of the guilty plea and criminal conviction pursuant to our Plea Agreement with the DOJ, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act. These provisions prohibit an issuer from offering or selling securities in a private placement in reliance on Regulation A for certain small offerings and Regulation D for certain private placement transactions for a period of up to ten years under certain circumstances. The SEC may waive such disqualification upon a showing of good cause that disqualification is not necessary under the circumstances for which the safe harbor exemptions are being denied. Absent a waiver, we will be restricted in our ability to raise capital in a private placement in reliance on Regulation A or Regulation D, although we would remain eligible as an SEC registrant to access the equity capital markets through an SEC-registered offering or through another exemption from the registration requirements. The application of the “bad actor” disqualifications to us could make capital raising more costly or inhibit our ability to raise capital. Reduced or more costly access to capital could inhibit our ability to pursue certain strategic alternatives for adding new products and services and potentially grow our balance sheet. Reduced access to capital also could adversely impact our ability to comply with regulatory capital requirements in the event of adverse economic circumstances in which we were to incur financial losses. Therefore, the failure to obtain a waiver of the “bad actor” disqualification could have an adverse impact on our business, financial condition and results of operations.

The evaluation of strategic alternatives may not result in a strategic transaction and successful implementation of a new strategic plan may be difficult, and we may not be able to fully execute a new strategic plan, which may adversely impact our business, results of operations, and financial condition.

We have historically been a community bank with a thrift charter, offering deposit products and focusing on one- to four-family residential loans, commercial loans, commercial real estate loans, construction loans, and commercial lines of credit. However, the government investigations into and subsequent termination of our most significant loan product, the Advantage Loan Program, the cessation of business by our service provider to whom we outsourced our residential loan origination function, and the economic volatility caused by elevated inflation and the recent rising interest rate environment have made it difficult for us to project a viable growth plan. Accordingly, we have engaged an external consulting firm to assist us with the development of a new strategic plan.

We have also engaged Keefe, Bruyette & Woods as a financial advisor to assist our board of directors to explore and evaluate strategic alternatives. Some of the possible strategic alternatives the board may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets and a recapitalization to support future growth. The Company has not set a definitive schedule to complete its review of strategic alternatives. The Company does not intend to provide any further updates until such time as it has entered into a definitive agreement with respect to a transaction or strategic alternative. The current and future market for bank stocks and bank combinations may not be conducive to engaging in a strategic transaction in the near-term. Even if the Company receives an acceptable proposal for a strategic transaction, there is no assurance that we can successfully negotiate a definitive agreement or obtain the requisite shareholder and regulatory approvals to proceed with such a transaction. Accordingly, we can provide no assurance that our process of evaluating strategic alternatives will result in a transaction or if a transaction is undertaken as to its terms or timing.

In the event our evaluation of strategic alternatives does not result in the identification of a suitable strategic partner and completion of a strategic transaction, our future success will depend on our ability to effectively develop, implement, and execute a new strategic plan. There are risks and uncertainties associated with the implementation and execution of any strategic plan, including the investment of time and resources, the possibility that such strategic plan will ultimately be unprofitable, and the risk of additional liabilities associated with such strategic plan. In addition, we believe our ability to successfully execute on any new initiatives will depend in part on our ability to attract and retain talented individuals to help manage and grow these new operations. Our successful execution of any strategic plan will require satisfactory market conditions that will allow us to grow profitably. Furthermore, the existence of alternative strategies may not necessarily result in a more viable growth path for us or that the strategic alternative chosen will result in short-term growth, and any alternative strategies have their own respective risks. We expect to incur start-up expenses for our new initiatives beginning in the second half of 2023 and throughout 2024, and we do not expect to realize material revenues from these efforts until the latter part of 2024, at best. To the extent we are unable to successfully develop, implement, and execute a new strategic plan, or if we experience delays in the planning and implementation process, our business, financial condition, and results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended June 30, 2023, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended June 30, 2023, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
April 1 - 30, 2023	23,563	$5.62	—	$19,568,117
May 1 - 31, 2023	5,263	4.89	—	19,568,117
June 1 - 30, 2023	—	—	—	19,568,117
Total	28,826	$5.49	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended June 30, 2023.
(2)	In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At June 30, 2023, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	First Amendment to Employment Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	6/23/2023

10.2*	Change of Control Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.2	6/23/2023

10.3*	Change of Control Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Elizabeth M. Keogh		8-K		10.3	6/23/2023

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1**	Section 906 Certification — Chief Executive Officer	X

32.2**	Section 906 Certification — Chief Financial Officer	X

101.INS***	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

* Indicates a management contract or compensatory plan or arrangement.

** This document is being furnished with this Quarterly Report on Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

*** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)