Form 10-Q
period 2023-09-30
Sterling Bancorp, Inc.
filed 2023-11-09
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 52,072,631 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$563,622	$379,798
Interest-bearing time deposits with other banks	1,174	934
Debt securities available for sale, at fair value (amortized cost $427,272 and $370,489 at September 30, 2023 and December 31, 2022, respectively)	398,302	343,558
Equity securities	4,505	4,642
Loans held for sale	—	7,725
Loans, net of allowance for credit losses of $34,267 and $45,464 at September 30, 2023 and December 31, 2022, respectively	1,382,860	1,613,385
Accrued interest receivable	8,854	7,829
Mortgage servicing rights, net	1,631	1,794
Leasehold improvements and equipment, net	5,583	6,301
Operating lease right-of-use assets	12,197	14,800
Federal Home Loan Bank stock, at cost	18,923	20,288
Federal Reserve Bank stock, at cost	9,001	—
Company-owned life insurance	8,658	8,501
Deferred tax asset, net	22,475	23,704
Other assets	8,888	11,476
Total assets	$2,446,673	$2,444,735

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$40,780	$53,041
Interest-bearing deposits	1,999,878	1,900,996
Total deposits	2,040,658	1,954,037
Federal Home Loan Bank borrowings	50,000	50,000
Subordinated notes, net	—	65,271
Operating lease liabilities	13,317	15,990
Accrued expenses and other liabilities	26,595	46,810
Total liabilities	2,130,570	2,132,108

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 52,072,631 shares and 50,795,871 shares at September 30, 2023 and December 31, 2022, respectively	84,323	83,295
Additional paid-in capital	15,882	14,808
Retained earnings	236,901	234,049
Accumulated other comprehensive loss	(21,003)	(19,525)
Total shareholders’ equity	316,103	312,627
Total liabilities and shareholders’ equity	$2,446,673	$2,444,735

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$21,663	$20,975	$65,715	$65,589
Interest and dividends on investment securities and restricted stock	3,134	1,945	8,256	4,133
Interest on interest-bearing cash deposits	8,081	1,925	19,890	2,931
Total interest income	32,878	24,845	93,861	72,653
Interest expense
Interest on deposits	16,391	3,724	39,537	8,070
Interest on Federal Home Loan Bank borrowings	250	253	743	919
Interest on subordinated notes	243	1,329	3,727	3,383
Total interest expense	16,884	5,306	44,007	12,372
Net interest income	15,994	19,539	49,854	60,281
Provision for (recovery of) credit losses	(1,942)	(4,357)	(4,170)	(9,755)
Net interest income after provision for (recovery of) credit losses	17,936	23,896	54,024	70,036
Non-interest income
Service charges and fees	97	124	269	351
Loss on the sale of investment securities	—	—	(2)	—
Gain on sale of mortgage loans held for sale	—	—	1,695	200
Unrealized loss on equity securities	(137)	(184)	(137)	(590)
Net servicing income (loss)	107	(384)	268	(118)
Income earned on company-owned life insurance	83	87	244	670
Other	234	—	236	586
Total non-interest income	384	(357)	2,573	1,099
Non-interest expense
Salaries and employee benefits	8,753	9,336	27,437	24,522
Occupancy and equipment	2,110	2,112	6,273	6,441
Professional fees	4,242	5,756	10,984	17,979
FDIC insurance	274	316	794	1,031
Data processing	745	725	2,237	2,292
Net provision for (recovery of) mortgage repurchase liability	(80)	(145)	(19)	(670)
Other	1,658	3,521	5,174	8,943
Total non-interest expense	17,702	21,621	52,880	60,538
Income before income taxes	618	1,918	3,717	10,597
Income tax expense	304	742	1,367	6,358
Net income	$314	$1,176	$2,350	$4,239
Income per share, basic and diluted	$0.01	$0.02	$0.05	$0.08
Weighted average common shares outstanding:
Basic	50,699,967	50,400,412	50,606,566	50,326,951
Diluted	51,069,683	50,572,931	50,749,879	50,523,076

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$314	$1,176	$2,350	$4,239
Other comprehensive income (loss), net of tax:
Unrealized loss on investment securities, arising during the period, net of tax effect of $(1,014), $(2,632), $(563) and $(7,515), respectively	(2,671)	(7,154)	(1,479)	(19,839)
Reclassification adjustment for loss included in net income of $—, $—, $2 and $—, respectively, included in loss on sale of investment securities, net of tax effect of $—, $—, $1 and $—, respectively	—	—	1	—
Total other comprehensive loss	(2,671)	(7,154)	(1,478)	(19,839)
Comprehensive income (loss)	$(2,357)	$(5,978)	$872	$(15,600)

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2022	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627
Net income	—	—	—	5,260	—	5,260
Repurchase of restricted shares to pay employee tax liability	(13,383)	—	(84)	—	—	(84)
Stock-based compensation	49,284	—	146	—	—	146
Other comprehensive loss	—	—	—	—	(7,543)	(7,543)
Balance at March 31, 2022	50,496,833	82,157	14,186	253,503	(8,440)	341,406
Net loss	—	—	—	(2,197)	—	(2,197)
Repurchase of restricted shares to pay employee tax liability	(16,345)	—	(112)	—	—	(112)
Issuance of shares of common stock to defined contribution retirement plan (Note 10)	160,978	1,138	—	—	—	1,138
Stock-based compensation	176,746	—	239	—	—	239
Other comprehensive loss	—	—	—	—	(5,142)	(5,142)
Balance at June 30, 2022	50,818,212	83,295	14,313	251,306	(13,582)	335,332
Net income	—	—	—	1,176	—	1,176
Repurchase of restricted shares to pay employee tax liability	(1,299)	—	(8)	—	—	(8)
Stock-based compensation	(16,901)	—	255	—	—	255
Other comprehensive loss	—	—	—	—	(7,154)	(7,154)
Balance at September 30, 2022	50,800,012	$83,295	$14,560	$252,482	$(20,736)	$329,601

Balance at January 1, 2023	50,795,871	$83,295	$14,808	$234,049	$(19,525)	$312,627
Cumulative effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2016-13 (Note 2)	—	—	—	778	—	778
Cumulative effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2022-02 (Note 2)	—	—	—	(276)	—	(276)
Net loss	—	—	—	(503)	—	(503)
Repurchase of restricted shares to pay employee tax liability	(12,166)	—	(75)	—	—	(75)
Stock-based compensation	24,411	—	173	—	—	173
Other comprehensive income	—	—	—	—	2,786	2,786
Balance at March 31, 2023	50,808,116	83,295	14,906	234,048	(16,739)	315,510
Net income	—	—	—	2,539	—	2,539
Repurchase of restricted shares to pay employee tax liability	(28,826)	—	(158)	—	—	(158)
Issuance of shares of common stock to defined contribution retirement plan (Note 10)	184,928	1,028	—	—	—	1,028
Stock-based compensation	1,117,668	—	350	—	—	350
Other comprehensive loss	—	—	—	—	(1,593)	(1,593)
Balance at June 30, 2023	52,081,886	84,323	15,098	236,587	(18,332)	317,676
Net income	—	—	—	314	—	314
Repurchase of restricted shares to pay employee tax liability	(106)	—	(2)	—	—	(2)
Stock-based compensation	(9,149)	—	786	—	—	786
Other comprehensive loss	—	—	—	—	(2,671)	(2,671)
Balance at September 30, 2023	52,072,631	$84,323	$15,882	$236,901	$(21,003)	$316,103

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$2,350	$4,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(4,170)	(9,755)
Deferred income taxes	1,601	5,034
Gain on extinguishment of Subordinated Notes	(234)	—
Loss on sale of investment securities	2	—
Unrealized loss on equity securities	137	590
Net amortization (accretion) on investment securities	(1,859)	(342)
Depreciation and amortization on leasehold improvements and equipment	1,031	1,162
Net principal payments (originations) of loans held for sale	(2,655)	2,284
Proceeds from sale of mortgage loans held for sale	2,979	1,831
Gain on sale of mortgage loans held for sale	(1,695)	(200)
Net provision for (recovery of) mortgage repurchase liability	(19)	(670)
Increase in cash surrender value of company-owned life insurance, net of premiums	(157)	(292)
Valuation allowance adjustments and amortization of mortgage servicing rights	163	891
Stock-based compensation	1,309	640
Other	(1)	82
Change in operating assets and liabilities:
Accrued interest receivable	(1,025)	635
Other assets	2,187	(503)
Accrued expenses and other liabilities	(24,308)	1,905
Net cash provided by (used in) operating activities	(24,364)	7,531

Cash Flows From Investing Activities
Purchase of interest-bearing time deposits with other banks	(240)	—
Maturities and principal receipts of investment securities	43,231	80,551
Sales of investment securities	2,977	—
Purchases of investment securities	(101,287)	(147,493)
Maturities (purchases) of investment securities, net	153	—
Proceeds from redemption of Federal Home Loan Bank stock	1,365	2,662
Purchase of shares of Federal Reserve Bank stock	(4,501)	—
Net decrease in loans	205,495	380,865
Purchases of portfolio loans	—	(67,127)
Principal payments received on loans held for sale previously classified as portfolio loans	1,959	2,529
Proceeds from loans held for sale previously classified as portfolio loans	37,930	67,584
Proceeds received from settlement of company-owned life insurance policies	—	24,877
Proceeds from the sales of equipment	46	—
Purchases of leasehold improvements and equipment	(326)	(326)
Net cash provided by investing activities	186,802	344,122

Cash Flows From Financing Activities
Net increase (decrease) in deposits	86,621	(310,721)
Proceeds from Federal Home Loan Bank advances	—	35,000
Repayments of Federal Home Loan Bank advances	—	(135,000)
Payments on redemption of Subordinated Notes	(65,000)	—
Cash paid for surrender of vested shares to satisfy employee tax liability	(235)	(204)
Net cash provided by (used in) financing activities	21,386	(410,925)
Net change in cash and due from banks	183,824	(59,272)
Cash and due from banks at beginning of period	379,798	411,676
Cash and due from banks at end of period	$563,622	$352,404

Supplemental cash flows information
Cash paid for:
Interest	$44,528	$11,872
Income taxes	300	1,779
Noncash investing and financing activities:
Transfer of residential real estate loans to loans held for sale	34,581	—
Transfer of residential real estate loans from loans held for sale	3,906	—
Shares of common stock issued in satisfaction of Company’s matching contribution in defined contribution retirement plan	1,028	1,138

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”). The Company’s business is conducted through the Bank, which was formed in 1984. The Bank originates commercial real estate loans and commercial and industrial loans, and provides deposit products, consisting primarily of checking, savings and term certificate accounts. Historically, the Company’s largest asset class has been residential mortgage loans. The Bank’s residential lending program has been suspended since the third-party residential lending service provider announced in November 2022 its intention to cease conducting business. Pending residential loan applications were processed through February 2023. The Company is currently performing an evaluation of its alternatives for new banking products and services. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 28 branches of which 26 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan.

The Company is headquartered in Southfield, Michigan, and its operations are in the financial services industry. Management evaluates the performance of the Company’s business based on one reportable segment, community banking.

The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”). The Bank is a federally chartered stock savings bank that has elected to operate as a covered savings association, effective August 9, 2023. As a covered savings association, the Bank will generally function as a commercial bank without the constraints applicable to a thrift institution. Prior to the election becoming effective, the Bank was subject to the Qualified Thrift Lender (“QTL”) test. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. The Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) of the U.S. Department of Treasury and the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the FRB system and Federal Home Loan Bank (“FHLB”) system.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2023, and the condensed consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2022 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “2022 Form 10-K”).

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At September 30, 2023 and December 31, 2022, residential real estate loans accounted for 80% and 84%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At September 30, 2023 and December 31, 2022, approximately 80% and 81%, respectively, of gross loans were originated with respect to properties or businesses located in the state of California.

Also, the loan portfolio consists of a loan product of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which was terminated at the end of 2019 and continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program and investigations conducted by the U.S. Department of Justice (the "DOJ") and the OCC indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including the falsification of information with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. Refer to Note 17-Commitments and Contingencies. This former loan product totaled $671,643 and $880,373 (includes residential real estate loans held for sale of $6,181 at December 31, 2022), or 59% and 63% of gross residential loans, at September 30, 2023 and December 31, 2022, respectively.

Investment Securities

Debt Securities (Effective January 1, 2023)

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.

All debt securities were categorized as available for sale at September 30, 2023 and December 31, 2022. Available for sale debt securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, net of income taxes. The amortized cost of debt securities is adjusted for amortization of premiums (noncallable) and accretion of discounts. The Company amortizes premiums and accretes discounts using the effective interest method over the contractual life of the individual securities or, in the case of asset-backed securities, using the effective yield method over the estimated life of the individual securities.

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

Loans Held for Sale

The Company originates certain loans intended for sale in the secondary market. Loans held for sale are carried at the lower of amortized cost or fair value on an individual loan basis. The fair value of loans held for sale are primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to non-interest income in the condensed consolidated statements of income.

Performing residential real estate loans that are held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. On the sale of an originated loan, the servicing right is recorded at its estimated fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and are recorded as a component of non-interest income in the condensed consolidated statements of income.

Loans that are originated and classified as held for investment are periodically sold in order to manage liquidity, asset credit quality, interest rate risk or concentration risk. Loans that are reclassified into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of cost or fair value.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable related to loans is recorded separately from the amortized cost basis of loans on the condensed consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized over the contractual lives of the respective loans as a yield adjustment using the effective interest method. Other credit-related fees are recognized as fee income, as a component of non-interest income, in the condensed consolidated statements of income.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Allowance for Credit Losses - Loans (Effective January 1, 2023)

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of held for investment loans to present the net amount expected to be collected on the loans. The allowance for credit losses is adjusted through a charge (recovery) to provision for (recovery of) credit losses in the condensed consolidated statements of income. When the Company determines that all or a portion of a loan is uncollectible, the appropriate amount is written off, and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the allowance for credit losses when received. Portions of the allowance for credit losses may be allocated for specific credits; however, the entire allowance for credit losses is available for any credit that, in management’s judgment, should be charged off.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Federal Reserve Bank Stock

The Bank is a member of its regional Federal Reserve Bank. As a covered savings association, the Bank is required to own a certain amount of capital stock of the Federal Reserve Bank of Chicago. The Federal Reserve Bank stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of its par value. The Federal Reserve Bank stock does not have a readily determinable fair value and no quoted market value as ownership is restricted to member institutions. Cash and stock dividends on the Federal Reserve Bank stock are reported as income in interest and dividends on investment securities and restricted stock in the condensed consolidated statements of income.

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

Note 4—Investment Securities

Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at September 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	September 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$250,763	$2	$(6,381)	$244,384
Mortgage-backed securities	37,161	—	(5,115)	32,046
Collateralized mortgage obligations	139,196	41	(17,507)	121,730
Collateralized debt obligations	152	—	(10)	142
Total	$427,272	$43	$(29,013)	$398,302

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$175,878	$17	$(7,458)	$168,437
Mortgage-backed securities	41,388	—	(4,655)	36,733
Collateralized mortgage obligations	153,066	4	(14,829)	138,241
Collateralized debt obligations	157	—	(10)	147
Total	$370,489	$21	$(26,952)	$343,558

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Investment securities with a fair value of $82,632 were pledged as collateral on the FHLB borrowings at September 30, 2023. Additionally, investment securities with a fair value of $63,174 were held by the FRB as collateral for available borrowings under the Bank Term Funding Program.

Accrued interest receivable on available for sale debt securities totaled $1,372 and $808 at September 30, 2023 and December 31, 2022, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $321 and $353 at September 30, 2023 and December 31, 2022, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity at September 30, 2023 and December 31, 2022.

Information pertaining to the sales of available for sale debt securities for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Proceeds from the sale of debt securities	$—	$—	$2,977	$—

Gross realized gains	$—	$—	$1	$—
Gross realized losses	—	—	(3)	—
Total net realized losses	$—	$—	$(2)	$—

The income tax expense related to the net realized losses was $1 for the nine months ended September 30, 2023.

The amortized cost and fair value of U.S. Treasury and Agency securities at September 30, 2023 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$171,352	$170,525
Due after one year through five years	79,411	73,859
Mortgage-backed securities	37,161	32,046
Collateralized mortgage obligations	139,196	121,730
Collateralized debt obligations	152	142
Total	$427,272	$398,302

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table summarizes available for sale debt securities, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time the individual debt securities have been in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$98,578	$(70)	$122,804	$(6,311)	$221,382	$(6,381)
Mortgage-backed securities	—	—	32,046	(5,115)	32,046	(5,115)
Collateralized mortgage obligations	6,643	(168)	110,868	(17,339)	117,511	(17,507)
Collateralized debt obligations	—	—	142	(10)	142	(10)
Total	$105,221	$(238)	$265,860	$(28,775)	$371,081	$(29,013)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$100,815	$(2,839)	$44,605	$(4,619)	$145,420	$(7,458)
Mortgage-backed securities	5,792	(139)	30,941	(4,516)	36,733	(4,655)
Collateralized mortgage obligations	69,088	(3,169)	64,715	(11,660)	133,803	(14,829)
Collateralized debt obligations	—	—	147	(10)	147	(10)
Total	$175,695	$(6,147)	$140,408	$(20,805)	$316,103	$(26,952)

As of September 30, 2023, the debt securities portfolio consisted of 33 debt securities, with 29 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at September 30, 2023, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, the Company’s available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, the Company has not recorded an allowance for credit losses for its available for sale debt securities at September 30, 2023. Similarly, for the same reasons noted above, at December 31, 2022, the Company determined that the unrealized losses in these securities were due to non-credit-related factors, including changes in interest rates and other market conditions.

Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At September 30, 2023 and December 31, 2022, equity securities totaled $4,505 and $4,642, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the condensed consolidated statements of income. At September 30, 2023 and December 31, 2022, equity securities with readily determinable fair values were $4,259 and $4,396, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss recorded during the period on equity securities	$(137)	$(184)	$(137)	$(590)
Less: net gains (loss) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized loss recorded during the period on equity securities held at the reporting date	$(137)	$(184)	$(137)	$(590)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the nine months ended September 30, 2023 and 2022. The investment was reported at $246 at September 30, 2023 and December 31, 2022.

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

During the nine months ended September 30, 2023, the Company sold loans held for sale, with a carrying value of $36,210 on the date of sale, to a third party for net cash proceeds of $37,930.

In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans Held for Investment and Allowance for Credit Losses

The major categories of loans held for investment and the allowance for credit losses were as follows:

	September 30,	December 31,
	2023	2022
Residential real estate	$1,139,205	$1,391,276
Commercial real estate	237,812	221,669
Construction	22,292	44,503
Commercial and industrial	17,809	1,396
Other consumer	9	5
Total loans	1,417,127	1,658,849
Less: allowance for credit losses	(34,267)	(45,464)
Loans, net	$1,382,860	$1,613,385

Accrued interest receivable related to total gross loans, including loans held for sale, was $6,645 and $6,894 at September 30, 2023 and December 31, 2022, respectively.

As disclosed above, residential real estate loans with an amortized cost of $41,059 were transferred to loans held for sale and subsequently sold in May 2023. Also, in March 2023, residential real estate loans with an amortized cost of $3,906 were transferred from loans held for sale to loans held for investment.

Loans totaling $439,718 and $389,830 were pledged as collateral on the FHLB borrowings at September 30, 2023 and December 31, 2022, respectively.

The allowance for credit losses at September 30, 2023 was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following tables present the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the three and nine months ended September 30, 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Allowance for credit losses:
Balance at the beginning of the period	$16,909	$16,728	$2,475	$41	$—	$36,153
Provision for (recovery of) credit losses	1,307	(2,482)	(752)	40	—	(1,887)
Charge offs	—	—	—	—	—	—
Recoveries	—	—	1	—	—	1
Total ending balance	$18,216	$14,246	$1,724	$81	$—	$34,267

	Residential	Commercial		Commercial	Other
Nine Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) credit losses	(4,477)	1,301	(818)	77	—	(3,917)
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	366	100	3	—	—	469
Total ending balance	$18,216	$14,246	$1,724	$81	$—	$34,267

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2022, as determined in accordance with ASC 310, Receivables (“ASC 310”), prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	29,982	$15,035	$6,708	$36	$5	$51,766
Provision for (recovery of) loan losses	(1,841)	(209)	(2,304)	2	(5)	(4,357)
Charge offs	—	(4,064)	—	—	—	(4,064)
Recoveries	46	5	1,966	—	—	2,017
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision for (recovery of) loan losses	(4,594)	2,138	(7,329)	30	—	(9,755)
Charge offs	(197)	(4,064)	—	—	—	(4,261)
Recoveries	776	85	1,969	—	—	2,830
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents information related to impaired loans by class of loans at December 31, 2022, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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

The following table presents average impaired loans, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three and nine months ended September 30, 2022:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance for loan losses recorded:
Construction	$5,375	$40	$27	$6,885	$118	$105
Commercial lines of credit:
Private banking	111	2	1	113	5	4
Subtotal	5,486	42	28	6,998	123	109
With an allowance for loan losses recorded:
Residential real estate, first mortgage	48	2	2	198	3	3
Total	$5,534	$44	$30	$7,196	$126	$112

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents the amortized cost basis of loans on nonaccrual status, amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Nonaccrual	Past Due 90		Nonaccrual	Past Due 90
		With No	Days or More		With No	Days or More
	Nonaccrual	Allowance for	and Still	Nonaccrual	Allowance for	and Still
	Loans	Credit Losses	Accruing	Loans	Credit Losses	Accruing
Residential real estate:
Residential first mortgage	$5,035	$392	$32	$33,501	$—	$35
Residential second mortgage	—	—	—	189	—	—
Commercial real estate	—	—	1,115	—	—	—
Total	$5,035	$392	$1,147	$33,690	$—	$35

At September 30, 2023, the Company had nonaccrual loans of $5,035 in its held for investment loan portfolio. The decrease in nonaccrual loans from December 31, 2022 is primarily due to nonaccrual loans of $28,637 that were transferred to held for sale in March 2023 and subsequently sold in May 2023. On the transfer, a charge off on these nonaccrual loans of $4,231 was recorded to the allowance for credit losses. The remainder of the decrease in nonaccrual loans is primarily due to loans of $4,162 that were paid in full and loans of $5,538 that were returned to accrual status. Partially offsetting these decreases, loans totaling $9,871 were added to nonaccrual status, a portion of which were transferred to held for sale and sold in May 2023.

The total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $96 and $572 for the three months ended September 30, 2023 and 2022, respectively, and $157 and $1,542 for the nine months ended September 30, 2023 and 2022, respectively. The Company does not record interest income on nonaccrual loans.

Aging Analysis of Past Due Loans

The following table presents an aging of the amortized cost basis of contractually past due loans at September 30, 2023:

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
September 30, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$19,424	$2,991	$5,067	$27,482	$1,111,723	$1,139,205
Commercial real estate	—	—	1,115	1,115	236,697	237,812
Construction	—	—	—	—	22,292	22,292
Commercial and industrial	—	—	—	—	17,809	17,809
Other consumer	—	—	—	—	9	9
Total	$19,424	$2,991	$6,182	$28,597	$1,388,530	$1,417,127

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents the aging of the recorded investment in past due loans, presented in accordance with ASC 310, at December 31, 2022, by class of loans:

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

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For all classes of financial assets deemed collateral-dependent, the Company estimates the expected credit losses based on the collateral’s fair value less cost to sell. At September 30, 2023, the Company did not have any collateral dependent loans in loans held for investment.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the nine months ended September 30, 2023.

Foreclosure Proceedings

There were no residential mortgage loans in formal foreclosure proceedings at September 30, 2023. At December 31, 2022, the recorded investment of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5,711. Of the loans in formal foreclosure proceedings, $603 were included in loans held for sale in the condensed consolidated balance sheet at December 31, 2022 and were carried at the lower of amortized cost or fair value. The balance of the loans at December 31, 2022 were classified as held for investment and received an allocation of the allowance for credit losses consistent with a substandard loan loss allocation rate as the loans were classified as substandard.

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

For residential and consumer loan classes, the Company evaluates credit quality based on the accrual status of the loan. The following table presents the amortized cost in residential loans based on accrual status:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$767	$73,260	$134,150	$101,212	$215,263	$600,849	$8,384	$285	$1,134,170
Nonaccrual	—	—	—	—	1,031	4,004	—	—	5,035
Total residential mortgage loans	$767	$73,260	$134,150	$101,212	$216,294	$604,853	$8,384	$285	$1,139,205
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Real estate - construction:
Risk rating
Pass	$—	$—	$—	$6,252	$5,783	$—	$—	$—	$12,035
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	10,257	—	—	—	10,257
Total real estate – construction	$—	$—	$—	$6,252	$16,040	$—	$—	$—	$22,292
Real estate – construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$16,440	$1,078	$—	$—	$—	$101	$96	$94	$17,809
Total commercial and industrial	$16,440	$1,078	$—	$—	$—	$101	$96	$94	$17,809
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial real estate:
Risk rating
Pass	$27,045	$78,923	$35,210	$35,346	$6,985	$13,792	$—	$—	$197,301
Special mention	—	3,598	1,419	2,732	8,649	5,397	—	—	21,795
Substandard or lower	—	—	11,771	—	2,822	4,123	—	—	18,716
Total real estate – commercial real estate	$27,045	$82,521	$48,400	$38,078	$18,456	$23,312	$—	$—	$237,812
Real estate – commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 6—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Residential real estate mortgage loan portfolios serviced for:
FNMA	$107,702	$113,704
FHLB	31,740	34,282
Private investors	36,334	43,274
Total	$175,776	$191,260

Custodial escrow balances maintained with these serviced loans were $822 and $380 at September 30, 2023 and December 31, 2022, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Mortgage servicing rights:
Beginning of period	$1,701	$2,542	$1,840	$3,332
Additions	—	—	—	11
Disposals	—	(487)	—	(863)
Amortization	(32)	(170)	(171)	(595)
End of period	1,669	1,885	1,669	1,885

Valuation allowance:
Beginning of period	43	89	46	610
Additions (recoveries)	(5)	(46)	(8)	(567)
End of period	38	43	38	43
Mortgage servicing rights, net	$1,631	$1,842	$1,631	$1,842

Servicing income (loss), net of amortization of servicing rights and changes in the valuation allowance, was $107 and $(384) for the three months ended September 30, 2023 and 2022, respectively, and $268 and $(118) for the nine months ended September 30, 2023 and 2022, respectively.

The fair value of mortgage servicing rights was $1,993 and $2,154 at September 30, 2023 and December 31, 2022, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at September 30, 2023 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.8% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2022 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 10.2% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At September 30, 2023 and December 31, 2022, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 15—Fair Values of Financial Instruments.

Note 7—Deposits

Time deposits, included in interest-bearing deposits, were $872,143 and $861,733 at September 30, 2023 and December 31, 2022, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $249,962 and $243,861 at September 30, 2023 and December 31, 2022, respectively.

Note 8—FHLB Borrowings

FHLB Advances

At September 30, 2023 and December 31, 2022, the Company has a long-term fixed-rate FHLB advance of $50,000 with a maturity date of May 2029. The FHLB advance requires monthly interest-only payments at 1.96% per annum with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advance is callable by the FHLB in May 2024.

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during nine months ended September 30, 2023 and 2022. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 5.73% and 4.74% at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, there were no outstanding borrowings under this agreement. The overdraft line of credit was renewed in October 2023. The overdraft line of credit is issued for a one-year term and automatically extends for an additional one-year term unless terminated in advance of the renewal by the Company.

The Company entered into irrevocable standby letters of credit arrangements with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. This letter of credit was reduced to $2,000 during the second quarter of 2022; thereby, the Company has total available letters of credit of $2,000 at September 30, 2023 and December 31, 2022, respectively. There were no borrowings outstanding on these standby letters of credit during the nine months ended September 30, 2023 and 2022.

The long-term fixed-rate advance and the overdraft line of credit with the FHLB are collateralized by certain investment securities and loans. Based on this collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $341,601 at September 30, 2023. Refer to Note 4—Investment Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Company has available unsecured credit lines with other banks totaling $80,000 at September 30, 2023 and December 31, 2022. There were no borrowings under these unsecured credit lines during the nine months ended September 30, 2023 and 2022.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

In addition, as a result of the bank failures occurring in the first half of 2023, the FRB has made available to banks a new borrowing facility under the Bank Term Funding Program. This program allows for the Company to borrow with qualifying collateral, which includes the majority of its investment securities, except the non-Agency collateralized mortgage obligations and those allowable investments pledged with FHLB, valued at par. Advances under the program may have a term of up to one year with the interest rate fixed at the time the advance is taken and there is no prepayment penalty. At September 30, 2023, the Company pledged certain allowable investments, and based on the collateral, the Company has unused borrowing capacity of $65,000. The Company had no advances outstanding under this program. The program expires on March 11, 2024. Refer to Note 4—Investment Securities for further information on securities pledged.

Note 9—Subordinated Notes, net

On June 15, 2023, the Company provided notice to the holders of the 7% Fixed to Floating Subordinated Notes, due April 15, 2026 (the “Subordinated Notes”) that it would redeem all of the outstanding Subordinated Notes on July 15, 2023. The Company redeemed its outstanding Subordinated Notes at a redemption price equal to 100% of the outstanding principal amount plus accrued interest, for a total cash payment of $66,821. The Company recorded a gain on the extinguishment of the Subordinated Notes of $234 which equaled the remaining unamortized note premium. The gain on the extinguishment of the Subordinated Notes is recorded in other income within non-interest income in the condensed consolidated statements of income for the three and nine months ended September 30, 2023.

The Subordinated Notes accrued interest at a variable interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus a margin of 5.82%, payable quarterly in arrears. Note premium costs were amortized over the contractual term of the Subordinated Notes into interest expense using the effective interest method. Interest expense on these Subordinated Notes was $243 and $1,329 for the three months ended September 30, 2023 and 2022, respectively, and $3,727 and $3,383 for the nine months ended September 30, 2023 and 2022, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. The stock option awards vest one-third per year over three years after the date of grant. All stock option awards have a maximum term of ten years. No stock option awards were granted during the nine months ended September 30, 2023 and 2022.

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2023	349,545	$5.19	7.17	$627
Granted	—
Exercised	—
Forfeited/expired	(9,150)	13.73
Outstanding at September 30, 2023	340,395	$4.96	6.48	$552
Exercisable at September 30, 2023	340,395	$4.96	6.48	$552

The Company recorded stock-based compensation expense associated with stock options of $3 for the three months ended September 30, 2022, and $1 and $(8) for the nine months ended September 30, 2023 and 2022, respectively.

Restricted Stock Awards

Restricted stock awards are issued to independent directors and certain key employees. The restricted stock awards generally vest one-third per year over three years after the date of grant, unless the Compensation Committee determines to establish a different vesting schedule for specific grants. In particular, during the nine months ended September 30, 2023, the Company granted its chief executive officer a restricted stock award that vests in one-third increments every six months over an eighteen-month period and granted other executive officers restricted stock awards that vest in one-third increments on the third, fourth and fifth anniversary of the date of grant. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2017 Plan and 2020 Plan, the outstanding restricted stock awards will immediately vest.

During the nine months ended September 30, 2023, the board of directors approved the issuance of 1,195,838 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $6.09 and 1,135,838 shares were awarded to key employees with a weighted average grant-date fair value of $5.10. During the nine months ended September 30, 2022, the board of directors approved the issuance of 231,842 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $5.75 and 186,842 shares were awarded to key employees with a weighted average grant-date fair value of $6.77.

During the nine months ended September 30, 2023 and 2022, the Company withheld 41,098 shares and 31,027 shares of common stock, respectively, representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $235 and $204, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

A summary of the restricted stock awards activity for the nine months ended September 30, 2023 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2023	390,125	$6.17
Granted	1,195,838	5.15
Vested	(152,207)	6.31
Forfeited	(62,908)	6.04
Nonvested at September 30, 2023	1,370,848	$5.27

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $786 and $252 for the three months ended September 30, 2023 and 2022, respectively, and $1,308 and $648 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was $6,041 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the nine months ended September 30, 2023 and 2022 was $879 and $644, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of September 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following tables present the consolidated Company’s and the Bank’s actual and minimum required capital amounts and ratios at September 30, 2023 and December 31, 2022:

			To be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
	Actual		(CBLR Framework)
	Amount	Ratio	Amount	Ratio
September 30, 2023
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$333,998	13.42%	$223,953	9.00%
Bank	321,594	12.93%	223,839	9.00%

			For Capital		To be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$390,591	25.64%	$121,888	8.00%	N/A	N/A
Bank	425,159	27.93	121,795	8.00	$152,244	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,068	21.79	91,416	6.00	N/A	N/A
Bank	405,803	26.65	91,346	6.00	121,795	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,068	21.79	68,562	4.50	N/A	N/A
Bank	405,803	26.65	68,510	4.50	98,959	6.50
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	332,068	13.54	98,073	4.00	N/A	N/A
Bank	405,803	16.56	98,032	4.00	122,540	5.00

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

The QTL test requires that a minimum of 65% of assets be maintained in qualified thrift investments, including mortgage loans, housing- and real estate-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to commercial bank charter. Effective August 9, 2023, the Bank operates as a covered savings association, which allows the Bank to operate as a commercial bank without being subject to the QTL test.

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

The following table presents the computation of income per share, basic and diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$314	$1,176	$2,350	$4,239

Denominator:
Weighted average common shares outstanding, basic	50,699,967	50,400,412	50,606,566	50,326,951
Weighted average effect of potentially dilutive common shares:
Stock options	95,066	97,884	89,380	107,671
Restricted stock	274,650	74,635	53,933	88,454
Weighted average common shares outstanding, diluted	51,069,683	50,572,931	50,749,879	50,523,076

Income per share, basic and diluted	$0.01	$0.02	$0.05	$0.08

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	43,031	49,545	45,987	49,897
Restricted stock	23,566	176,707	510,472	99,784
Total	66,597	226,252	556,459	149,681

Note 14—Employee Benefit Plans

In May 2022, the Bank surrendered life insurance policies associated with a split-dollar life program and company-owned life insurance policies related to former executives and a controlling shareholder with a cash surrender value of $24,877. The increase in cash surrender value of the policies of $13,142 over the duration of the ownership of the policies has moved from non-taxable income to taxable income, resulting in a $3,614 increase in income tax expense for the nine months ended September 30, 2022. Additional taxes of $1,314 relating to this surrender are included in other expense within non-interest expense during the nine months ended September 30, 2022.

In connection with the surrender, the Bank also cancelled certain deferred compensation and the split dollar life insurance agreement with its controlling shareholder which resulted in the reversal of the related liabilities of $4,514 which are included as a reduction in salaries and employee benefits expense for the nine months ended September 30, 2022.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2023 and December 31, 2022:

		Fair Value Measurements
		at September 30, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$244,384	$192,476	$51,908	$—
Mortgage-backed securities	32,046	—	32,046	—
Collateralized mortgage obligations	121,730	—	121,730	—
Collateralized debt obligations	142	—	—	142
Equity securities	4,259	4,259	—	—

		Fair Value Measurements
		at December 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$168,437	$116,355	$52,082	$—
Mortgage-backed securities	36,733	—	36,733	—
Collateralized mortgage obligations	138,241	—	138,241	—
Collateralized debt obligations	147	—	—	147
Equity securities	4,396	4,396	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022:

	Fair Value
	Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Nine Months Ended September 30,
	2023	2022
Balance of recurring Level 3 assets at beginning of period	$147	$203
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	(1)	3
Principal maturities/settlements	(4)	(53)
Balance of recurring Level 3 assets at end of period	$142	$153

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements
at September 30, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$296	$—	$—	$296

Fair Value Measurements
at December 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$391	$—	$—	$391

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$296	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2%)
			Prepayment speed	7.4% - 22.5%
(18.7%)
			Default rate	0.1%-0.2%
(0.2%)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$391	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2%)
			Prepayment speed	7.5% - 22.4%
(19.0%)
			Default rate	0.1% - 0.2%
(0.2%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2023 and December 31, 2022, are as follows:

	Fair Value Measurements
	at September 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$563,622	$563,622	$563,622	$—	$—
Interest-bearing time deposits with other banks	1,174	1,174	1,174	—	—
Loans, net	1,382,860	1,361,791	—	—	1,361,791

Financial Liabilities
Time deposits	872,143	872,051	—	872,051	—
Federal Home Loan Bank borrowings	50,000	48,840	—	48,840	—

	Fair Value Measurements
	at December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$379,798	$379,798	$379,798	$—	$—
Interest-bearing time deposits with other banks	934	934	934	—	—
Loans held for sale	7,725	7,833	—	7,833	—
Loans, net	1,613,385	1,516,771	—	—	1,516,771

Financial Liabilities
Time deposits	861,733	855,566	—	855,566	—
Federal Home Loan Bank borrowings	50,000	48,360	—	48,360	—
Subordinated notes, net	65,271	65,355	—	65,355	—

Note 16—Related Party Transactions

The Company subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $112 for the nine months ended September 30, 2022. The sublease agreements ended March 31, 2022.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company adopted ASU 2016-13, effective January 1, 2023, which requires the Company to estimate expected credit losses for off-balance sheet credit exposures which are unconditionally cancellable. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, on the condensed consolidated balance sheet. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The following presents the activity in the liability for unfunded commitments for the nine months ended September 30, 2023:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Balance beginning of the period	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	—	579
Increase (decrease) in provision for (recovery of) credit losses	(52)	4	(206)	1	—	(253)
Balance end of period	$1	$129	$192	$4	$—	$326

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

The commitments outstanding to make loans include primarily residential real estate loans that are made for a period of 90 days or less. At September 30, 2023, there were no outstanding commitments to make loans as the Bank’s residential lending program has been suspended while the Company performs an evaluation of its alternatives for new products and services.

Unused Lines of Credit

The Company also issues credit lines to meet customer financing needs. At September 30, 2023, the unused lines of credit include residential second mortgages of $9,568, construction loans of $4,651 and commercial and industrial loans of $910, totaling $15,129. These variable-rate unused lines of credit commitments have interest rates ranging from 4.72% to 10.88% at September 30, 2023 with maturities ranging from 2 months to 22 years.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Commitments to make loans	$—	$—
Unused lines of credit	15,129	20,865
Standby letters of credit	24	24

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

On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Company’s Plea Agreement with the DOJ, resolving the DOJ’s investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. Under the Plea Agreement, the Company pleaded guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 Registration Statement for its initial public offering and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019. Consistent with the Plea Agreement, the sentence issued by the court required the Company to pay $27,239 in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. The restitution amount was paid by the Company in the third quarter of 2023 and will be administered by a special master appointed by the court. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program.

The Company had a liability for contingent losses of $27,239 for the outcome of the investigations which was recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet at December 31, 2022. As noted above, the restitution amount of $27,239 was paid in the third quarter of 2023 and recorded against the liability for contingent losses.

The Bank has incurred and expects to continue to incur significant costs in connection with its ongoing cooperation with the government investigations of certain individuals and the advancement or reimbursement of third parties for the legal costs pursuant to requests for indemnification and advancement of expenses, which are reflected in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022. In addition, the Company was recently advised that its directors and officers insurance policies for matters related to the ongoing government investigations against selected individuals was exhausted based on invoices submitted prior to and during the three months ended September 30, 2023, subject to the receipt of the Company's final payment. The Company understands that the government investigations into certain individuals are continuing, including calling individuals as witnesses. Therefore, the Company expects to continue to receive claims for advancement or reimbursement of legal fees and any future costs the Company incurs will not be reimbursed by its insurance carriers.

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

To avoid the uncertainty of audits and inquiries by third-party investors in the Advantage Loan Program, beginning at the end of the second quarter of 2020, the Company commenced making offers to each of those investors to repurchase 100% of the previously sold Advantage Loan Program loans. These loans were previously sold to third-party investors with servicing of the loan retained. Losses expected to be incurred upon the repurchase of such loans were reflected in the mortgage repurchase liability. During the three months ended September 30, 2022, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $35,241. In connection with this repurchase, the Company recognized a loss of $1,608 related to a fair value discount in other non-interest expense and a disposition of $487 of mortgage servicing rights and charged a loss of $884 against the mortgage repurchase liability. During the nine months ended September 30, 2022, the Bank repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $65,621. In connection with these repurchases, the Company recognized a loss of $2,303 related to a fair value discount in other non-interest expense and a disposition of $863 of mortgage servicing rights and charged a loss of $1,506 against the mortgage repurchase liability.

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At September 30, 2023, there was an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $17,176 that extends to July 2025, with the final decision to effect any such repurchase as determined by the applicable investor.

At September 30, 2023 and December 31, 2022, the mortgage repurchase liability was $790 and $809, respectively, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $63,652 and $112,542 at September 30, 2023 and December 31, 2022, respectively, including Advantage Loan Program loans totaling $36,334 and $43,274 at September 30, 2023 and December 31, 2022, respectively.

Activity in the mortgage repurchase liability was as follows:

	Nine Months Ended
	September 30,
	2023	2022
Balance, beginning of period	$809	$2,954
Net provision (recovery)	(19)	(670)
Loss on loan repurchases	—	(1,506)
Balance, end of the period	$790	$778

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook” and “would,” or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature, though the absence of these words does not mean a statement is not forward-looking. All statements other than statements of historical facts, including but not limited to statements regarding, the economy and financial markets, government investigations, credit quality, the regulatory scheme governing our industry, competition in our industry, interest rates, our liquidity, our business and our governance, are forward-looking statements. We have based the forward-looking statements in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

The risks, uncertainties and other factors detailed from time to time in our public filings, including those included in the disclosures under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023, and subsequent periodic reports, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in the Company’s forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023, see the risk factors set forth under “Item 1A. Risk Factors” in our 2022 Form 10-K and our Forms 10-Q for each of the three months ended March 31, 2023 and June 30, 2023. You should carefully consider these risk factors in evaluating these forward-looking statements. These risks are not exhaustive. Other sections of this Quarterly Report and our filings with the Securities and Exchange Commission include additional factors that could adversely impact our business and financial performance. Moreover, we operate in very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those projected in, or implied by, such forward-looking statements.

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

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Part II, Item 1A. Risk Factors” and in our 2022 Form 10-K and each of our Forms 10-Q for the three months ended March 31, 2023 and June 30, 2023, as well as under this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Advantage Loan Program

●	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital
●	The costs of cooperating with ongoing governmental investigations of certain individuals
●	The exhaustion of our directors and officers insurance policies (“D&O Insurance”) covering various matters related to our former Advantage Loan Program
●	The costs of legal proceedings, including settlements and judgments
●	The effects of the termination of our Advantage Loan Program
●	Potential claims for advancement and indemnification from certain directors and officers related to the governmental investigations and potential litigation against us or counterclaims by our controlling shareholder

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and the FRB
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations
●	The effects of the armed conflict in the Middle East resulting from the recent attacks on Israel on the overall economy in the United States

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California

●	The potential insufficiency of our allowance for loan losses to cover losses in our loan portfolio

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking and securities laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws, including as a result of the recent bank failures
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market
●	Our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans

●	Environmental, social and governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC
●	We may experience increases in FDIC insurance assessments

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above, under “Item 1A. Risk Factors” in our 2022 Form 10-K, our Forms 10-Q for each of the quarters ended March 31, 2023 and June 30, 2023 and elsewhere in this Quarterly Report on Form 10-Q, including the items set forth under “Part II, Item 1A. Risk Factors.”

Company Overview and Strategic Planning

We are a unitary thrift holding company headquartered in Southfield, Michigan and our primary business is the operation of our wholly owned subsidiary, Sterling Bank. Through Sterling Bank, we offer a range of loan products to the residential and commercial markets, as well as retail and business banking services. During the three months ended September 30, 2023, our election to be a covered savings association under the Home Owners’ Loan Act (“HOLA”) became effective, allowing us to operate as a commercial bank without being subject to the QTL test. Historically, our largest asset class has been residential mortgage loans. This was consistent with the Bank’s thrift charter and the requirement that a savings institution maintain at least 65% of its portfolio assets in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period as required by the QTL test under HOLA. The Bank currently originates commercial real estate loans and commercial and industrial loans and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 28 branches of which 26 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan.

In the past twelve months, we suspended the origination of residential mortgage loans when our third-party vendor to whom we outsourced our mortgage origination function exited the business. As previously disclosed, we have engaged a consulting firm to help us develop a comprehensive strategic plan that we expect will include the incorporation of new banking products and services in light of our new status as a covered savings association. We have not yet established fixed timelines or milestones for the completion of this process and we expect that any repositioning of the Bank pursuant to the resulting plan will take significant time and expense.

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

Overview of Quarterly Performance

During the three months ended September 30, 2023, we passed a number of key milestones on our road to reposition the Company. Most importantly, as previously disclosed, the court approved our Plea Agreement with the DOJ. This completes all direct government investigations into the Company regarding the former Advantage Loan Program and is already resulting in a significant reduction in our legal costs, despite an increase in our advancement of legal costs of third parties related to their participation in the government investigations. In connection with the sentencing of the Company consistent with the Plea Agreement, we have paid $27.2 million in restitution, which amount will now be independently administered by a special master appointed by the court. We also completed our previously announced redemption of all $65.0 million of the outstanding Subordinated Notes. Further, during the quarter, our election to be a covered savings association became effective, as described above.

Net income was $0.3 million for the three months ended September 30, 2023 compared to $1.2 million for the three months ended September 30, 2022. This decrease was primarily due to a decline in net interest income as we continued to experience margin compression in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the impact of the substantial rise in interest rates. This decrease also reflects a decrease in our recovery of credit losses during the three months ended September 30, 2023. Our results for the three months ended September 30, 2023 also includes improvement in non-interest expense with decreases in salaries and employee benefits expense and other expenses compared to the three months ended September 30, 2022. Professional fees continued to include our advancement of third party legal expenses incurred in connection with government investigations into individuals for which we continued to make corresponding claims to our insurance carriers. However, we were recently advised that our D&O Insurance for matters related to the ongoing government investigations against selected individuals was exhausted based on invoices submitted prior to and during the three months ended September 30, 2023, subject to the receipt of our final payment which is expected in the three months ended December 31, 2023. We understand that the government investigations into certain individuals are continuing, including calling individuals as witnesses. Therefore, we expect to continue to receive claims for advancement or reimbursement of legal fees and any future costs we incur will not be reimbursed by our insurance carriers. See “Part II, Item 1A — Risk Factors” for further information regarding the exhaustion of our D&O Insurance and the potential future costs from such ongoing government investigations.

Our credit quality remained strong overall, though nonperforming loans and delinquent loans each increased during the three months ended September 30, 2023. Our recovery of credit losses decreased to $1.9 million during the three months ended September 30, 2023, reflecting the decline in our loan portfolio during the quarter as well as the moderation of the severe economic forecast component of our economic outlook.

At September 30, 2023, the Tier 1 leverage capital ratios of both the Company and the Bank remained above the capital ratio requirements to be considered “well capitalized” under applicable prompt corrective action requirements.

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

During the nine months ended September 30, 2023, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2022 Form 10-K, except we have updated our discussion of our accounting policy that we consider as critical for the allowance for credit losses below as a result of our adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2023.

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

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30, 2023		At December 31, 2022
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,139,205	80%	$1,391,276	84%
Commercial real estate	237,812	17%	221,669	13%
Construction	22,292	2%	44,503	3%
Total real estate	1,399,309	99%	1,657,448	100%
Commercial and industrial	17,809	1%	1,396	—%
Other consumer	9	—%	5	—%
Total loans	1,417,127	100%	1,658,849	100%
Less: allowance for credit losses	(34,267)		(45,464)
Loans, net	$1,382,860		$1,613,385

Our loan portfolio consists primarily of residential real estate loans. At September 30, 2023 and December 31, 2022, residential real estate loans accounted for 80% and 84%, respectively, of total gross loans held for investment. Most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of September 30, 2023, approximately 80% of our loan portfolio was based in California with 55% and 25% in the San Francisco and Los Angeles metropolitan areas, respectively. The Advantage Loan Program loans that had been repurchased and included in the loan portfolio have an outstanding principal balance of $142,766 and $179,828 at September 30, 2023 and December 31, 2022, respectively.

Total gross loans held for investment of $1.4 billion at September 30, 2023 declined $241.7 million, or 15%, from $1.7 billion at December 31, 2022. The decline in our loan portfolio from December 31, 2022 was primarily attributable to repayments on loans, which continued to outpace our loan production. In addition, the prevailing rising interest rate environment has adversely impacted the supply of residential mortgage loans in the secondary market for purchase at attractive prices. Also, contributing to the decline in loans held for investment, during the nine months ended September 30, 2023, loans with an amortized cost of $41.1 million were transferred from loans held for investment to loans held for sale and sold in May 2023. On the transfer, the Company recorded a $6.5 million charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value. Also, during the same period, residential real estate loans with an amortized cost of $3.9 million were transferred from loans held for sale to loans held for investment.

Our overall decline in loan production reflects a number of factors, including our decision to stop originating construction loans and the prevailing rising interest rate and inflationary environment of 2022 and continuing in 2023, which practically limited the opportunities we had for meaningful loan production. Also, in May 2022, we outsourced our residential loan origination function to a third-party vendor. In November 2022, we were notified of our residential loan originator’s plans to exit the business, which caused us to effectively suspend new residential loan originations. We used commercially reasonable efforts to evaluate and originate pending loan applications through February 28, 2023. We are currently performing an evaluation of our alternatives for the development of new loan products as part of a larger strategic planning process. In the meantime, we may purchase residential loans from the secondary market.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, U.S. Treasuries and Secured Overnight Financing Rate (“SOFR”), and fixed-rate loans, for which the interest rate does not change through the life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at September 30, 2023:

	Adjustable Rate
	Prime	Treasury	SOFR	Total	Fixed Rate	Total

	(In thousands)
Residential real estate	$8,669	$313,842	$798,558	$1,121,069	$18,136	$1,139,205
Commercial real estate	—	120,065	21,490	141,555	96,257	237,812
Construction	22,292	—	—	22,292	—	22,292
Commercial and industrial	16,534	96	—	16,630	1,179	17,809
Other consumer	—	—	—	—	9	9
Total	$47,495	$434,003	$820,048	$1,301,546	$115,581	$1,417,127

% by rate type at September 30, 2023	3%	31%	58%	92%	8%	100%

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

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of September 30, 2023:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$348,234	$22,463	$22,292	$16,630	$—	$409,619
After 6 months through 12 months	380,983	1,085	—	—	—	382,068
After 12 months through 24 months	104,543	52,047	—	—	—	156,590
After 24 months through 36 months	115,088	2,896	—	—	—	117,984
After 36 months through 60 months	89,918	63,064	—	—	—	152,982
After 60 months	82,303	—	—	—	—	82,303
Fixed to maturity	18,136	96,257	—	1,179	9	115,581
Total	$1,139,205	$237,812	$22,292	$17,809	$9	$1,417,127

At September 30, 2023, $119.8 million, or 9%, of our adjustable interest rate loans were at their interest rate floor.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At September 30,	At December 31,
	2023	2022

	(Dollars in thousands)
Nonaccrual loans(1)(2):
Residential real estate	$5,035	$33,690
Loans past due 90 days or more and still accruing interest	1,147	35
Other troubled debt restructurings(3)	—	2,637
Nonaccrual loans held for sale	—	1,942
Total nonperforming assets	$6,182	$38,304
Total loans(1)	$1,417,127	$1,658,849
Total assets	$2,446,673	$2,444,735
Total nonaccrual loans to total loans(2)	0.36%	2.03%
Total nonperforming assets to total assets	0.25%	1.57%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale. If nonaccrual loans held for sale are included, the ratio of total nonaccrual loans to total gross loans would be 2.14% at December 31, 2022.
(3)	Other troubled debt restructurings at December 31, 2022 exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest. Effective January 1, 2023, loan modifications involving borrowers experiencing financial difficulty are evaluated under the new credit loss model. There were no such loan modifications during the nine months ended September 30, 2023.

At September 30, 2023, nonperforming assets totaled $6.2 million, a decrease of $32.1 million from $38.3 million at December 31, 2022. This decrease in nonperforming assets from December 31, 2022 is primarily due to nonaccrual loans of $28.6 million that were transferred to held for sale in March 2023 and subsequently sold in May 2023. On the transfer, a charge off on these nonaccrual loans of $4.2 million was recorded to the allowance for credit losses. The remainder of the decrease in nonaccrual loans is primarily due to loans of $4.2 million that were paid in full and loans of $5.5 million that were returned to accrual status. Partially offsetting these decreases, loans of $9.9 million were added to nonaccrual status, a portion of which were transferred to held for sale and sold in May 2023. When including nonaccrual loans held for sale, the ratio of nonaccrual loans to total gross loans decreased from 2.14% at December 31, 2022 to 0.36% at September 30, 2023. During the three months ended September 30, 2023, nonperforming assets increased primarily due to an increase of $3.0 million in nonaccrual residential real estate loans and a $1.1 million matured construction loan, which was extended subsequent to September 30, 2023.

During the three months ended September 30, 2023 and 2022, the total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $0.1 million and $0.6 million, respectively, and $0.2 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	September 30, 2023			December 31, 2022
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$19,424	$2,991	$5,067	$17,980	$5,337	$33,725
Commercial real estate	—	—	1,115	—	—	—
Total	$19,424	$2,991	$6,182	$17,980	$5,337	$33,725

Total loans 90 days or more past due decreased from $33.7 million at December 31, 2022 to $6.2 million at September 30, 2023. This decrease was primarily attributable to the change in nonaccrual loans discussed in “—Nonperforming Assets” above. During the three months ended September 30, 2023, total delinquent loans increased $11.5 million to $28.6 million.

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

Although total loans classified as Special Mention and Substandard decreased $29.0 million from $84.8 million at December 31, 2022, to $55.8 million at September 30, 2023, commercial real estate loans classified in the Substandard category increased $17.2 million during the nine months ended September 30, 2023. The commercial real estate loans downgraded to Substandard are performing in accordance with their terms, but for which there are concerns primarily regarding the underlying properties’ debt service coverage ratios and the cash flows of the personal guarantors for the loans. Notwithstanding, we do not currently believe these loans meet the criteria to be collateral-dependent loans. See Note 5—Loans—Credit Quality to our condensed consolidated financial statements included in “Item 1. Financial Statements” for additional information about our risk categories.

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	September 30, 2023			December 31, 2022
	Loans Held for	Loans Held		Loans Held for	Loans Held
	Investment	for Sale	Total	Investment	for Sale	Total

	(Dollars in thousands)
Special Mention:
Commercial real estate	$21,795	$—	$21,795	$32,910	$1,544	$34,454
Construction	—	—	—	4,650	—	4,650
Total Special Mention	21,795	—	21,795	37,560	1,544	39,104
Substandard:
Residential real estate	5,067	—	5,067	33,725	1,942	35,667
Commercial real estate	18,716	—	18,716	1,539	—	1,539
Construction	10,257	—	10,257	8,484	—	8,484
Total Substandard	34,040	—	34,040	43,748	1,942	45,690
Total	$55,835	$—	$55,835	$81,308	$3,486	$84,794

Total Loans	$1,417,127	$—	$1,417,127	$1,658,849	$7,725	$1,666,574
Classified assets to total loans	4%	—	4%	5%	45%	5%

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Allowance for credit losses:
Balance at the beginning of the period	$16,909	$16,728	$2,475	$41	$—	$36,153
Provision for (recovery of) for credit losses	1,307	(2,482)	(752)	40	—	(1,887)
Charge offs	—	—	—	—	—	—
Recoveries	—	—	1	—	—	1
Total ending balance	$18,216	$14,246	$1,724	$81	$—	$34,267
Average gross loans during period	$1,174,075	$228,939	$29,337	$17,796	$—	$1,450,147
Net charge offs (recoveries) to average gross loans during period	—%	—%	—%	—%	—%	—%

	Residential	Commercial		Commercial	Other
Nine Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) for credit losses	(4,477)	1,301	(818)	77	—	(3,917)
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	366	100	3	—	—	469
Total ending balance	$18,216	$14,246	$1,724	$81	$—	$34,267
Average gross loans during period	$1,261,986	$224,984	$34,153	$7,204	$47	$1,528,374
Net charge offs (recoveries) to average gross loans during period	0.48%	(0.04)%	(0.01)%	—%	—%	0.39%

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2022, as determined in accordance with ASC 310, Receivables, prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of	Other
Three Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$29,982	$15,035	$6,708	$36	$5	$51,766
Provision for (recovery of) loan losses	(1,841)	(209)	(2,304)	2	(5)	(4,357)
Charge offs	—	(4,064)	—	—	—	(4,064)
Recoveries	46	5	1,966	—	—	2,017
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362
Average gross loans during period	$1,449,854	$212,803	$52,843	$1,404	$23	$1,716,927
Net charge offs (recoveries) to average gross loans during period	—%	1.91%	(3.72)%	—%	—%	0.12%

				Commercial
	Residential	Commercial		Lines of	Other
Nine Months Ended September 30, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision for (recovery of) loan losses	(4,594)	2,138	(7,329)	30	—	(9,755)
Charge offs	(197)	(4,064)	—	—	—	(4,261)
Recoveries	776	85	1,969	—	—	2,830
Total ending balance	$28,187	$10,767	$6,370	$38	$—	$45,362
Average gross loans during period	$1,547,432	$214,827	$70,027	$707	$40	$1,833,033
Net charge offs (recoveries) to average gross loans during period	(0.04)%	1.85%	(2.81)%	—%	—%	0.08%

Our allowance for credit losses at September 30, 2023 was $34.3 million, or 2.42% of total loans held for investment, compared to $44.2 million, or 2.66% (after the adoption of ASU 2016-13), of total loans held for investment, at January 1, 2023. The allowance for credit losses decreased from $44.2 million primarily due to the transfer of nonaccrual and delinquent residential real estate loans to held for sale, which resulted in a charge off of $6.5 million. The decrease in the allowance for credit losses also includes a recovery of loan losses of $4.2 million as a result of the substantial improvement in credit quality and the overall decline in the residential real estate portfolio. See “Results of Operations—Provision for (Recovery of) for Credit Losses” for additional information about our provision for (recovery of) for credit losses.

Net recoveries during the three months ended September 30, 2023 were $1 thousand and net charge offs during the three months ended September 30, 2022 were $2.0 million. Net charge offs during the nine months ended September 30, 2023 were $6.0 million compared to net charge offs of $1.4 million for the nine months ended September 30, 2022. Net charge offs during the nine months ended September 30, 2023 primarily reflects the $6.5 million in charge offs of our recorded investment of those residential loans transferred to held for sale.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At September 30, 2023		At December 31, 2022
		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans

	(Dollars in thousands)
Residential real estate	$18,216	80%	$27,951	84%
Commercial real estate	14,246	17%	11,694	13%
Construction	1,724	2%	5,781	3%
Commercial and industrial	81	1%	38	—%
Other consumer	—	—%	—	—%
Total	$34,267	100%	$45,464	100%
Nonaccrual loans(1)	$5,035		$33,690
Nonperforming loans and troubled debt restructurings(2)(3)	$6,182		$36,362
Total loans	$1,417,127		$1,658,849
Allowance for credit losses to nonaccrual loans(1)	681%		135%
Allowance for credit losses to total loans	2.42%		2.74%
(1)	Nonaccrual loans exclude nonaccrual loans held for sale.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale.
(3)	Nonperforming loans include loans 90 days or more past due and still accruing interest.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2023, the Company did not have any collateral dependent loans.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the nine months ended September 30, 2023.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At September 30,		At December 31,
	2023		2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$250,763	$244,384	$175,878	$168,437
Mortgage-backed securities	37,161	32,046	41,388	36,733
Collateralized mortgage obligations	139,196	121,730	153,066	138,241
Collateralized debt obligations	152	142	157	147
Total	$427,272	$398,302	$370,489	$343,558

We increased the size of our available for sale debt securities portfolio (on an amortized-cost basis) by $56.8 million, or 15%, from December 31, 2022 to $427.3 million at September 30, 2023. The increase in our debt securities (on an amortized cost basis) during the nine months ended September 30, 2023 was primarily due to the purchase of two U.S. Treasury notes, each with a principal amount of $50.0 million, partially offset by principal receipts from our collateralized mortgage obligations and mortgage-backed securities, and a $25 million U.S. Treasury note that matured. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio.

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

We review the debt securities portfolio on a quarterly basis to determine the cause and magnitude of declines in the fair value of each security. At September 30, 2023, gross unrealized losses on debt securities totaled $29.0 million. Our debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, our available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, we have not recorded an allowance for credit losses for our available for sale debt securities at September 30, 2023.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At September 30, 2023 and December 31, 2022, our equity securities totaled $4.5 million and $4.6 million, respectively.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals par or its redemption value. During the third quarter of 2023, the FHLB redeemed shares of its stock, at par value. We received proceeds from the redemption of $1.4 million. At September 30, 2023 and December 31, 2022, we held FHLB stock of $18.9 million and $20.3 million, respectively.

During the third quarter of 2023, we purchased FRB stock as a condition of our membership in the FRB system, which is required of us as a covered savings association. Our FRB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par or redemption value. At September 30, 2023, we held $9.0 million in FRB stock.

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

	At September 30,	At December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits	$40,780	$53,041
Money market, savings and NOW	1,127,735	1,039,263
Time deposits	872,143	861,733
Total deposits	$2,040,658	$1,954,037

Total deposits were $2.0 billion as of September 30, 2023, an increase of $86.6 million, or 4%, compared to December 31, 2022. Our money market, savings and NOW deposits increased by $88.5 million, or 9%, and our time deposits increased by $10.4 million, or 1%. Our noninterest-bearing demand deposits decreased $12.3 million, or 23%, from December 31, 2022. During the three months ended September 30, 2023, due to an increasing amount of maturing certificates of deposits, the Company offered these customers the ability to move their maturing deposits to our highest interest earning money market account. We believe due to this program, we experienced our existing customers shifting their deposits from time deposits to money market, savings and NOW accounts. We had no brokered deposits at September 30, 2023 or December 31, 2022.

We continue to focus on core deposits, which we define as all deposits except for time deposits greater than $250,000 and brokered deposits. Core deposits totaled $1.8 billion, or 88% of total deposits, at September 30, 2023 compared to $1.7 billion, or 88% of total deposits, at December 31, 2022.

Our estimated uninsured deposits were $438.8 million, or 21%, of total deposits at September 30, 2023. The insured deposit data does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations. The portion of U.S. time deposits, by account, that exceed the FDIC insurance limit of $250,000 was $88.2 million at September 30, 2023.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

At September 30, 2023 and December 31, 2022, outstanding FHLB borrowings totaled $50.0 million. Our FHLB borrowings consisted of a long-term fixed rate advance with a fixed interest rate of 1.96% with a maturity date of May 2029, although the advance is callable by the FHLB in May 2024.

We had outstanding Subordinated Notes in a principal amount of $65 million, which had a variable interest rate equal to the three-month LIBOR rate plus a margin of 5.82%. In July 2023, the Company redeemed the Subordinated Notes at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million.

At September 30, 2023, we had the ability to borrow an additional $341.6 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $2.0 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million. There were no borrowings outstanding on the lines of credit with other banks.

The Company can also participate in the FRB’s Bank Term Funding Program which provides an additional source of liquidity against high-quality securities. At September 30, 2023, the Company pledged certain eligible investments with a fair value of $63.2 million. Based on the par value of these investments as collateral, the Company has an unused borrowing capacity of $65.0 million. The Company had no advances outstanding under this program. This program expires on March 11, 2024.

Shareholders’ Equity

Total shareholders’ equity was $316.1 million at September 30, 2023 compared to $312.6 million at December 31, 2022. The increase in shareholders’ equity is primarily attributable to net income of $2.4 million, issuance of shares of common stock valued at $1.0 million to the Sterling Bank & Trust 401(k) Plan for the Company’s matching contribution and stock-based compensation of $1.3 million, which was partially offset by unrealized losses of $1.5 million on our investment securities portfolio reflected in accumulated other comprehensive loss from December 31, 2022.

Analysis of Results of Operations

General. The Company had net income of $0.3 million for the three months ended September 30, 2023 compared to net income of $1.2 million for the three months ended September 30, 2022. Net income was $2.4 million for the nine months ended September 30, 2023, compared to net income of $4.2 million for the nine months ended September 30, 2022.

Average Balance Sheet and Related Yields and Rates. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2023 and 2022. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the						As of and for the
	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,174,075	$17,546	5.98%	$1,457,171	$17,310	4.75%	$1,272,056	$54,310	5.69%	$1,556,569	$52,898	4.53%
Commercial real estate	228,939	2,953	5.16%	214,453	2,458	4.58%	225,919	8,336	4.92%	227,524	8,441	4.95%
Construction	29,337	786	10.72%	52,843	1,190	9.01%	34,153	2,640	10.31%	70,027	4,222	8.04%
Commercial and industrial	17,796	378	8.50%	1,404	17	4.84%	7,204	429	7.94%	707	28	5.28%
Total loans	1,450,147	21,663	5.98%	1,725,871	20,975	4.86%	1,539,332	65,715	5.69%	1,854,827	65,589	4.71%
Securities, includes restricted stock(2)	400,838	3,134	3.13%	394,503	1,945	1.97%	380,886	8,256	2.89%	380,485	4,133	1.45%
Other interest-earning assets	589,267	8,081	5.49%	328,177	1,925	2.35%	514,957	19,890	5.15%	395,400	2,931	0.99%
Total interest-earning assets	2,440,252	32,878	5.39%	2,448,551	24,845	4.06%	2,435,175	93,861	5.14%	2,630,712	72,653	3.68%
Noninterest-earning assets
Cash and due from banks	4,780			4,083			4,497			3,848
Other assets	29,535			20,238			28,085			35,269
Total assets	$2,474,567			$2,472,872			$2,467,757			$2,669,829
Interest-bearing liabilities
Money market, savings and NOW	$1,099,070	$8,930	3.22%	$1,184,601	$2,053	0.69%	$1,027,336	$19,814	2.58%	$1,260,953	$3,516	0.37%
Time deposits	907,466	7,461	3.26%	711,184	1,671	0.93%	926,122	19,723	2.85%	777,110	4,554	0.78%
Total interest-bearing deposits	2,006,536	16,391	3.24%	1,895,785	3,724	0.78%	1,953,458	39,537	2.71%	2,038,063	8,070	0.53%
FHLB borrowings	50,000	250	1.96%	50,380	253	1.97%	50,000	743	1.99%	103,242	919	1.19%
Subordinated notes, net	9,218	243	10.32%	65,301	1,329	7.96%	46,370	3,727	10.60%	65,319	3,383	6.83%
Total borrowings	59,218	493	3.26%	115,681	1,582	5.35%	96,370	4,470	6.12%	168,561	4,302	3.37%
Total interest-bearing liabilities	2,065,754	16,884	3.24%	2,011,466	5,306	1.05%	2,049,828	44,007	2.87%	2,206,624	12,372	0.75%
Noninterest-bearing liabilities
Demand deposits	42,355			74,550			45,519			70,427
Other liabilities	48,640			50,476			57,426			51,314
Shareholders' equity	317,818			336,380			314,983			341,464
Total liabilities and shareholders' equity	$2,474,567			$2,472,872			$2,467,756			$2,669,829
Net interest income and spread(2)		$15,994	2.15%		$19,539	3.01%		$49,854	2.27%		$60,281	2.93%
Net interest margin(2)			2.62%			3.19%			2.73%			3.06%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Three Months Ended			Nine Months Ended
	September 30, 2023 vs. 2022			September 30, 2023 vs. 2022
	Increase (Decrease)		Net	Increase (Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(3,741)	$3,977	$236	$(10,692)	$12,104	$1,412
Commercial real estate	172	323	495	(57)	(48)	(105)
Construction	(600)	196	(404)	(2,557)	975	(1,582)
Commercial and industrial	339	22	361	380	21	401
Total loans	(3,830)	4,518	688	(12,926)	13,052	126
Securities, includes restricted stock	31	1,158	1,189	4	4,119	4,123
Other interest-earning assets	2,298	3,858	6,156	1,139	15,820	16,959
Total change in interest income	(1,501)	9,534	8,033	(11,783)	32,991	21,208
Change in interest expense:
Money markets, savings and NOW	(157)	7,034	6,877	(767)	17,065	16,298
Time deposits	574	5,216	5,790	1,022	14,147	15,169
Total interest-bearing deposits	417	12,250	12,667	255	31,212	31,467
FHLB borrowings	(2)	(1)	(3)	(614)	438	(176)
Subordinated notes, net	(1,380)	294	(1,086)	(1,154)	1,498	344
Total change in interest expense	(965)	12,543	11,578	(1,513)	33,148	31,635
Change in net interest income	$(536)	$(3,009)	$(3,545)	$(10,270)	$(157)	$(10,427)

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net interest income was $16.0 million for the three months ended September 30, 2023, a decrease of $3.5 million, or 18%, from $19.5 million for the three months ended September 30, 2022. The decrease in net interest income primarily reflects interest expense, principally on deposits, increasing more than interest income during the rising rate environment of the past eighteen months. The rising rate environment reflects the Federal Open Market Committee increasing the target range for the federal funds rate by a total of 225 basis points from the end of the third quarter of 2022 to the end of the third quarter of 2023. The prevailing market rate environment combined with significant competition for deposits resulted in significant disparity in the impact on interest expense compared to interest income. In addition, the decline in net interest income reflects the continued reduction of our loan portfolio.

Interest income was $32.9 million for the three months ended September 30, 2023, an increase of $8.0 million, or 32%, from the three months ended September 30, 2022. The increase in interest income was primarily due to interest income earned on the average balances of our other interest-earning assets and investments securities. Other interest-earning assets, which are comprised primarily of interest-bearing cash deposits, had an average yield of 5.49% for the three months ended September 30, 2023 compared to 2.35% for the three months ended September 30, 2022. These assets benefitted the most from the rising rate environment as correspondent banks and the Federal Reserve substantially increased their deposit rates and overnight funding rates over the past 12 months.

Although the average balance of our investment securities increased only by 2%, these assets had an average yield of 3.13% for the three months ended September 30, 2023 compared to 1.97% for the three months ended September 30, 2022. The average balance of our investment securities was $400.8 million for the three months ended September 30, 2023 compared to $394.5 million for the three months ended September 30, 2022.

Also slightly contributing to the increase in interest income was an increase of $0.7 million in interest income earned on our loan portfolio. Interest income on our adjustable-rate residential real estate mortgages was favorably impacted as the average yield increased 123 basis points from the three months ended September 30, 2022 as these mortgages repriced at higher rates due to rising interest rates. Such increase was partially offset by the decline in the average balance of our loan portfolio. The average balance of our loan portfolio declined $275.7 million, or 16%, from $1.7 billion for the three months ended September 30, 2022. The decrease in our average balance of loans is primarily attributable to repayments on loans and the sale of loans held for sale during 2023, coupled with the suspension of our origination of residential real estate loans as we explore alternatives to reposition the Bank.

Interest expense was $16.9 million for the three months ended September 30, 2023 compared to $5.3 million for the three months ended September 30, 2022. The increase in interest expense was primarily due to an increase in the average rate paid on our interest-bearing deposits of 246 basis points from the three months ended September 30, 2022. Specifically, the average rate paid on money market, savings and NOW accounts, and time deposits increased 253 basis points and 233 basis points, respectively, compared to the three months ended September 30, 2022, as we continued to competitively price our deposits as rates continued to rise and as competition for deposits has significantly increased throughout 2023. Interest expense related to interest on deposits comprised 97% of total interest expense for the three months ended September 30, 2023 compared to 70% of total interest expense for the three months ended September 30, 2022.

In addition, interest expense on our Subordinated Notes was $0.2 million for the three months ended September 30, 2023 compared to $1.3 million for the three months ended September 30, 2022. In July 2023, we redeemed the Subordinated Notes at a redemption price of 100% of the outstanding principal balance plus accrued interest.

Net interest margin was 2.62% for the three months ended September 30, 2023, down 57 basis points from 3.19% for the three months ended September 30, 2022. The interest rate spread was 2.15% for the three months ended September 30, 2023, down 86 basis points from 3.01% for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net interest income was $49.9 million for the nine months ended September 30, 2023, a decrease of $10.4 million, or 17%, from the nine months ended September 30, 2022. The decrease in net interest income primarily reflects interest expense, principally on deposits, increasing more than interest income during the rising rate environment of the past eighteen months. The rising rate environment reflects the Federal Open Market Committee increasing the target range for the federal funds rate by a total of 225 basis points from the end of the third quarter of 2022 to the end of the third quarter of 2023. The prevailing market rate environment combined with significant competition for deposits resulted in significant disparity in the impact on interest expense compared to interest income. In addition, the decline in net interest income reflects the continued reduction of our loan portfolio.

Interest income was $93.9 million for the nine months ended September 30, 2023, an increase of $21.2 million, or 29%, from $72.7 million for the nine months ended September 30, 2022. The increase in interest income was primarily due to interest income earned on the average balances of our other interest-earning assets and investment securities. Other interest-earning assets, which are comprised primarily of interest-bearing cash deposits, had an average yield of 5.15% for the nine months ended September 30, 2023 compared to 0.99% for the nine months ended September 30, 2022. These assets benefitted the most from the rising rate environment as correspondent banks and the Federal Reserve substantially increased their deposit rates and overnight funding rates over the past 12 months.

Although the average balance of our investment securities was relatively unchanged, these assets had an average yield of 2.89% for the nine months ended September 30, 2023 compared to 1.45% for the nine months ended September 30, 2022.

Interest income on our adjustable-rate residential real estate mortgages was favorably impacted as the average yield increased 116 basis points from the nine months ended September 30, 2022 as these mortgages repriced at higher rates due to rising interest rates. The impact of the higher average yield was partially offset by the decline in the average balance of our loan portfolio of $315.5 million, or 17%, from $1.9 billion for the nine months ended September 30, 2022. The decrease in our average balance of loans is primarily attributable to repayments on loans and the sale of loans held for sale during 2023, coupled with the suspension of our origination of residential real estate loans as we explore alternatives to reposition the Bank.

Interest expense was $44.0 million for the nine months ended September 30, 2023 compared to $12.4 million for the nine months ended September 30, 2022. The increase in our interest expense was primarily driven by the change in interest rates and partially offset by the impact of a decline in the balance of our interest-bearing liabilities. The increase in interest expense was primarily due to an increase in the average rate paid on our interest-bearing deposits of 218 basis points from the nine months ended September 30, 2022. Specifically, the average rate paid on money market, savings and NOW accounts, and time deposits increased 221 basis points and 207 basis points, respectively, compared to the nine months ended September 30, 2022, as we continued to competitively price our deposits as rates continued to rise and as competition for deposits has significantly increased throughout 2023. Interest expense related to interest on deposits comprised 90% of total interest expense for the nine months ended September 30, 2023 compared to 65% of total interest expense for the nine months ended September 30, 2022.

In addition, interest expense on our Subordinated Notes increased $0.3 million as the average rate paid increased to 10.60% for the nine months ended September 30, 2023 compared to 6.83% for the nine months ended September 30, 2022, as the interest rate on the Subordinated Notes continued to reprice in the rising interest rate environment. In July 2023, we redeemed the Subordinated Notes at a redemption price of 100% of the outstanding principal balance plus accrued interest.

Net interest margin was 2.73% for the nine months ended September 30, 2023, down 33 basis points from 3.06% for the nine months ended September 30, 2022. The interest rate spread was 2.27% for the nine months ended September 30, 2023, down 66 basis points from 2.93% for the nine months ended September 30, 2022.

Provision for (Recovery of) Credit Losses. The following table presents the components of our provision for (recovery of) credit losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$(1,887)	$(4,357)	$(3,917)	$(9,755)
Off-balance sheet credit exposures	(55)	—	(253)	—
Total	$(1,942)	$(4,357)	$(4,170)	$(9,755)

Our recovery of credit losses was $(1.9) million for the three months ended September 30, 2023 compared to a recovery of loan losses of $(4.4) million for the three months ended September 30, 2022. Our recovery of credit losses was $(4.2) million for the nine months ended September 30, 2023 compared to a recovery for loan losses of $(9.8) million for the nine months ended September 30, 2022.

The recovery for credit losses on loans for each of the three and nine months ended September 30, 2023 primarily reflects the continued substantial decline of the residential loan portfolio. In addition, during the three months ended September 30, 2023, we moderated the severe economic forecast component of our economic forecast.

These factors were offset in part by the increase in Substandard commercial real estate loans during the nine months ended September 30, 2023, reflecting overall weakness in the commercial real estate market due to the substantial increase in market interest rates and the potential impact on these borrowers as these assets reprice or mature.

For additional information on our asset quality and changes to the allowance for credit losses, see “—Asset Quality” and “—Allowance for Credit Losses.”

Non-interest Income. The components of non-interest income were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$97	$124	$(27)	(22)%	$269	$351	$(82)	(23)%
Loss on the sale of investment securities	—	—	—	N/M	(2)	—	(2)	N/M
Gain on sale of mortgage loans held for sale	—	—	—	N/M	1,695	200	1,495	N/M
Unrealized loss on equity securities	(137)	(184)	47	26%	(137)	(590)	453	77%
Net servicing income (loss)	107	(384)	491	N/M	268	(118)	386	N/M
Income earned on company-owned life insurance	83	87	(4)	(5)%	244	670	(426)	(64)%
Other	234	—	234	N/M	236	586	(350)	(60)%
Total non-interest income	$384	$(357)	$741	N/M	$2,573	$1,099	$1,474	N/M

N/M - not meaningful

Non-interest income was $0.4 million for the three months ended September 30, 2023 compared to $(0.4) million for the three months ended September 30, 2022. The increase in non-interest income is primarily due to an increase in servicing income of $0.5 million and a gain on the extinguishment of our Subordinated Notes of $0.2 million which is recorded in other non-interest income in the three months ended September 30, 2023.

Non-interest income was $2.6 million for the nine months ended September 30, 2023, an increase of $1.5 million from the nine months ended September 30, 2022. The increase in non-interest income is primarily due to a $1.5 million increase in the gain on sale of loans held for sale, a $0.5 million decrease in unrealized loss on equity securities and $0.4 million increase in servicing income compared to the nine months ended September 30, 2022. These items were partially offset by approximately $0.4 million in recoveries of the loan valuation losses previously taken on certain commercial real estate loans held for sale, reflected in other non-interest income, that were sold in the first quarter of 2022. In addition, income earned on company-owned life insurance declined by $0.4 million due to the surrender of certain policies in the second quarter of 2022.

Non-interest Expense. The components of non-interest expense were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$8,753	$9,336	$(583)	(6)%	$27,437	$24,522	$2,915	12%
Occupancy and equipment	2,110	2,112	(2)	(0)%	6,273	6,441	(168)	(3)%
Professional fees	4,242	5,756	(1,514)	(26)%	10,984	17,979	(6,995)	(39)%
FDIC insurance	274	316	(42)	(13)%	794	1,031	(237)	(23)%
Data processing	745	725	20	3%	2,237	2,292	(55)	(2)%
Net provision for (recovery of) mortgage repurchase liability	(80)	(145)	65	45%	(19)	(670)	651	97%
Other	1,658	3,521	(1,863)	(53)%	5,174	8,943	(3,769)	(42)%
Total non-interest expense	$17,702	$21,621	$(3,919)	(18)%	$52,880	$60,538	$(7,658)	(13)%

Non-interest expense was $17.7 and $21.6 million for the three months ended September 30, 2023 and 2022, respectively, and $52.9 million and $60.5 million for the nine months ended September 31, 2023 and 2022, respectively.

Salaries and employee benefits expense decreased for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to revisions in compensation programs, including the restructuring of our chief executive officer’s compensation that took effect during the three months ended September 30, 2023, as well as continued staff reductions in various support functions.

Salaries and employee benefits expense increased for the nine months ended September 30, 2023 compared to the same period in the prior year. This increase is primarily attributable to the cancellation of certain deferred compensation and split dollar life insurance agreement with our controlling shareholder which resulted in the reversal of the related liabilities of $4.5 million upon the surrender of a large split-dollar life program and certain company-owned life insurance policies during the second quarter of 2022.

Professional fees decreased for the three months ended September 30, 2023 compared to the same period in the prior year. This decrease in professional fees is primarily attributable to the conclusion of the OCC investigation with respect to the Bank in September 2022 and the resolution of the DOJ investigation with the entry into the Plea Agreement in March 2023 and the acceptance of the Plea Agreement by the court in July 2023.

Additionally, professional fees decreased for the nine months ended September 30, 2023 compared to the same period in the prior year. Professional fees for the nine months ended September 30, 2023 included $2.2 million of reimbursements received from an insurance carrier in the first quarter of 2023 for previously incurred legal expenses, including advancement of legal expenses of third parties related to the government investigations whereas such reimbursements were $0.1 million in the nine months ended September 30, 2022.

Professional fees incurred during the three months ended September 30, 2023 include costs related to ongoing government investigations against selected individuals and our decision to cover defense costs with respect to certain of these individuals. We were recently informed that our D&O Insurance for these matters was exhausted based on invoices submitted prior to and during the three months ended September 30, 2023. Therefore, any future costs will not be reimbursed by our insurance carriers. We expect to receive our final insurance reimbursement payment in the fourth quarter of 2023.

Other non-interest expense decreased for the three months ended September 30, 2023 compared to the same period in the prior year largely due to $1.6 million fair value discounts on $35.2 million of Advantage Loan Program loans repurchased in the three months ended September 30, 2022. No such loans were repurchased in the three months ended September 30, 2023. Additionally, other non-interest expense for the three months ended September 30, 2023 includes a gain on the extinguishment of the Subordinated Notes of $0.2 million.

Other non-interest expense decreased for the nine months ended September 30, 2023 compared to the same period in the prior year includes $2.3 million fair value discounts on $65.6 million of Advantage Loan Program loans repurchased in the nine months ended September 30, 2022. No such loans were repurchased in the nine months ended September 30, 2023. Also, the nine months ended September 30, 2022 includes additional tax of $1.3 million related to the surrender of certain company-owned life insurance policies in May 2022.

Income Tax Expense. We recorded an income tax expense of $0.3 million, or effective tax rate of 49.2%, for the three months ended September 30, 2023 compared to an income tax expense of $0.7 million, or effective tax rate of 38.7%, for the three months ended September 30, 2022.

We recorded an income tax expense of $1.4 million, or effective tax rate of 36.8%, for the nine months ended September 30, 2023 compared to an income tax expense of $6.4 million, or an effective tax rate of 60.0%, for the nine months ended September 30, 2022. In May 2022, the Company surrendered a large split-dollar life program and a few smaller company-owned life insurance policies related to former executives and a controlling shareholder with a cash surrender value of $24.9 million. The increase of $13.1 million in value of the policies over the duration of the ownership of these policies became taxable due to the surrender, resulting in an increase in income tax of expense of $3.6 million for the months ended September 30, 2022. Our effective tax rate for the three and nine months ended September 30, 2023 varies from the statutory tax rate primarily due to the impact of non-deductible compensation costs.

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

Our most liquid assets are cash and due from banks, and interest-bearing time deposits with other banks. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At September 30, 2023 and December 31, 2022, cash and due from banks totaled $563.6 million and $379.8 million, respectively; interest-bearing time deposits with other banks totaled $1.2 million and $0.9 million, respectively. Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB.

Our debt securities available for sale totaled $398.3 million and $343.6 million, respectively. During the nine months ended September 30, 2023, we purchased investment securities of $101.3 million and had maturing investments or principal receipts of $43.2 million. Additionally, we purchased short-term Treasury bills in an aggregate amount of $50 million that were invested for two-to-three-week periods to earn funds at the higher rate of interest that was being offered. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

At September 30, 2023 and December 31, 2022, outstanding FHLB advances totaled $50.0 million. There were no amounts outstanding on lines of credit with other banks during the nine months ended September 30, 2023. Based on our collateral, consisting of certain residential mortgage loans and investment securities, and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $341.6 million. We also had available credit lines with other banks totaling $80.0 million.

In addition, the FRB has made available to banks the Bank Term Funding Program, against which we can borrow with qualifying collateral, including the bulk of the investment securities portfolio, valued at par as permitted by the terms of the program. The term is for one year and the interest rate is fixed at the time the advance is taken and there is no prepayment penalty. Eligible investments for pledge would include all of the Company’s investment securities except the non-Agency collateralized mortgage obligations and those eligible investments pledged to the FHLB. At September 30, 2023, the Company pledged certain eligible investments totaling $63.2 million which based on the par value of this collateral, the Company has unused borrowing capacity of $65.0 million. No advances were outstanding under this program. The program expires on March 11, 2024.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.0 billion at September 30, 2023, an increase of $86.6 million, or 4% from December 31, 2022. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position. At September 30, 2023, time deposits due within one year were $744.5 million, or 36% of total deposits. At December 31, 2022, time deposits due within one year were $444.9 million, or 23% of total deposits. In addition, we estimated our total uninsured deposits were approximately 21% of total deposits at September 30, 2023.

Cash flows from investing activities are primarily impacted by our loan and investment securities activity, as discussed above. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits. During the nine months ended September 30, 2023 and 2022, we originated $44.4 million and $109.6 million, respectively, of loans. Cash flows provided by loan payoffs totaled $186.9 million and $442.9 million during the nine months ended September 30, 2023 and 2022, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. During the nine months ended September 30, 2023, the Company received net proceeds of $37.9 million from the sale of loans, consisting of residential mortgage loans and one commercial real estate loan. Often, the agreements under which we sell residential mortgage loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has outstanding commitments to repurchase pools of Advantage Loan Program loans sold with a total outstanding principal balance of $17.2 million at September 30, 2023. These commitments expire in July 2025. In addition, the unpaid principal balance of the sold Advantage Loan Program loans that would be subject to repurchase by us if 100% of our original offers to repurchase such loans were accepted totaled $36.3 million, which includes loans that we have committed to repurchase.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At September 30, 2023, we had unfunded commitments on lines of credit totaling $15.1 million and standby letters of credit outstanding of $24 thousand. The Company is required to estimate the expected credit losses for off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which are not unconditionally cancellable. At September 30, 2023, the Company has recorded a liability for unfunded commitments of $0.3 million.

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

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of interest expense on subordinated notes and expenses attributable to public company operations. The Company suspended cash dividends to shareholders and its share repurchase program early in 2020. In July 2023, the Subordinated Notes were redeemed at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million. The Bank declared and paid a $65.0 million dividend to the Company in June 2023 to fund the bulk of the redemption.

On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Plea Agreement, and the restitution payment required by the Plea Agreement was paid in the third quarter of 2023. The restitution amount will be administered by a special master appointed by the court. The Bank declared and paid a $25 million dividend to the Company in May 2023 to fund most of the restitution payment.

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

At December 31, 2022, the Company and the Bank met all regulatory capital requirements to which they were subject. Effective as of January 1, 2023, the Company and the Bank have each elected to use the CBLR framework for compliance with regulatory capital requirements. At September 30, 2023, the Company and Bank satisfied the requirements of the CBLR framework and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirements. Had we been subject to the CBLR framework at December 31, 2022, we would have been in compliance with the CBLR requirements and, as a result, we would have been deemed to be “well capitalized” and in compliance with any other generally applicable capital requirements. For further information regarding our regulatory capital requirements, see Note 12 to our condensed consolidated financial statements included in “Item 1. Financial Statements.”

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

As a result of the guilty plea and criminal conviction pursuant to our Plea Agreement with the DOJ, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act. These provisions prohibit an issuer from offering or selling securities in a private placement in reliance on Regulation A for certain small offerings and Regulation D for certain private placement transactions for a period of up to five years under certain circumstances. The SEC may waive such disqualification upon a showing of good cause that disqualification is not necessary under the circumstances for which the safe harbor exemptions are being denied. Absent a waiver, we will be restricted in our ability to raise capital in a private placement in reliance on the safe harbors provided by Regulation A or Regulation D, although we would remain eligible as an SEC registrant to access the equity capital markets through an SEC-registered offering or through another exemption from the registration requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Asset Liability Committee of our board of directors serves as oversight of our asset and liability management function, which is implemented and managed by our Management Asset Liability Committee. Our Management Asset Liability Committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to product offering rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning September 30, 2023 and December 31, 2022. The base net interest income decreased from December 31, 2022 due to a combination of market interest rates and balance sheet size and mix changes. The table below demonstrates that we are liability sensitive to rising rates at September 30, 2023 compared to asset sensitive to rising rates at December 31, 2022. Asset sensitivity of our balance sheet decreased in the negative rate shocks from December 31, 2022. These changes in sensitivity are the result of balance sheet mix changes, updated beta assumptions in our non-maturity deposits and increased deposit offering rates during the nine months ended September 30, 2023.

	At September 30,		At December 31,
	2023		2022
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$66,303	(2)%	$83,587	4%
100	67,361	(1)%	82,016	2%
0	67,697		80,074
−100	67,614	(0)%	75,959	(5)%
−200	66,064	(2)%	70,881	(12)%

Economic Value of Equity Simulation. We also analyze our sensitivity to changes in interest rates through an EVE model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities. EVE attempts to quantify our economic value using a discounted cash flow methodology. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent parallel shifts in the yield curves.

The following table presents, at September 30, 2023 and December 31, 2022, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE decreased from December 31, 2022 primarily due to $90.0 million of dividends paid by the Bank to the Company, interest rate and balance sheet mix changes and the implementation of updated non-maturity deposit beta and decay rates. The sensitivity of our balance sheet worsened from December 31, 2022 in the raising-rate scenarios and improved in the declining-rate scenarios primarily as a result of the aforementioned updated decay assumptions and deposit and other balance sheet mix changes. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At September 30,		At December 31,
	2023		2022
	Economic		Economic
	Value		Value
Change in Interest Rates (Basis Points)	of Equity	Change	of Equity	Change

	(Dollars in thousands)
200	$253,150	(18)%	$489,907	(10)%
100	286,296	(7)%	521,450	(4)%
0	308,640		542,625
−100	326,670	6%	537,092	(1)%
−200	335,047	9%	522,085	(4)%

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below, we are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2022 Form 10-K and Forms 10-Q for each of the three months ended March 31, 2023 and June 30, 2023, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al.

On October 7, 2022, the Company and the Bank commenced an action against the Bank’s founder and controlling shareholder, and other nominal defendants, in the United States District Court for the Eastern District of Michigan styled Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al., No. 2:22-cv-12398-SFC-DRG (E.D. Mich.). The complaint alleges that Mr. Seligman breached his fiduciary duties to the Company and the Bank by, among other actions and inactions, using his controlling position to develop and direct the Bank’s now-discontinued Advantage Loan Program to advance his own interests and unjustly enrich himself at the expense of the Company, the Bank and the Company’s minority shareholders. The complaint seeks to recover compensatory and other damages, disgorgement of certain monies and injunctive relief. On January 30, 2023, Mr. Seligman and the nominal defendants moved to dismiss the case. The Company and the Bank filed their opposition motions on March 13, 2023, and Mr. Seligman and the nominal defendants filed a reply brief on April 13, 2023. The court held a hearing to consider the plaintiff’s motion to dismiss on October 30, 2023, the outcome of which is pending. There is no assurance that we will be successful in any final adjudication of this case, that any remedy would be adequate in the event we are successful in the adjudication or that we would achieve an acceptable settlement.

ITEM 1A. RISK FACTORS

Except as described below, there are no material changes from the risk factors as disclosed in the Company’s 2022 Form 10-K and Forms 10-Q for each of the three months ended March 31, 2023 and June 30, 2023.

Our D&O Insurance covering various matters related to our former Advantage Loan program recently has been exhausted, which may have an adverse impact on our business, financial condition and results of operations to the extent we continue to pay the legal costs incurred by individuals in connection with participation in various government investigations.

We and various individuals have been subject to several governmental investigations arising from the Advantage Loan Program and related matters, and over the past three years, we have received claims from current and former directors, officers and employees for the advancement or reimbursement of legal fees under applicable provisions of the Company’s and the Bank’s respective charters and bylaws, as well as pursuant to applicable law. During the three months ended September 30, 2023, we were advised that our D&O Insurance was exhausted, subject to the receipt of our final payment which is expected in the three months ended December 31, 2023. We understand that the government investigations into certain individuals are continuing, including calling individuals as witnesses. As a result, we continue to receive claims for advancement and reimbursement for such individuals’ legal expenses for which we no longer have insurance. However, to the extent we deny claims for advancement or reimbursement in accordance with applicable law, individuals may be able to directly access additional insurance policies available only to the individuals and not the Company. We cannot predict how long these government investigations may continue or project the amount of claims for advancement or reimbursement of legal fees we may receive. Because our D&O Insurance is now exhausted, to the extent we are not permitted to deny advancement or reimbursement or otherwise elect to advance or reimburse individuals, we must pay these expenses as they are incurred. Thus, the prolonged continuation of governmental investigations into certain individuals is expected to have a material adverse impact on our financial condition and results of operations.

The armed conflict in the Middle East resulting from the recent attacks on Israel has added geopolitical instability and economic uncertainty to that region and other countries around the globe, which could have a negative impact on our business, financial condition and results of operations.

We may experience negative impacts to our business and results of operations as a result of macroeconomic and geopolitical challenges, uncertainties and volatility occurring across the globe. The recent attacks on Israel, Israel’s response and the ensuing armed conflict in the Middle East have caused volatility in commodity prices, especially oil, which is likely to impact the overall economy in the United States. In particular, oil prices have become increasingly volatile in the aftermath of the attacks on Israel, placing additional upward pressure on fuel and energy prices, which already were rising based on other factors including a return to pre-pandemic levels of consumption, insufficient global production to match increasing demand and the global response to Russia’s invasion of Ukraine. The escalation of armed conflict in the Middle East has amplified existing economic uncertainty experienced across the globe and could continue to have negative impacts on global and regional financial markets and economic conditions. Accordingly, the events in the Middle East could adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended September 30, 2023, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended September 30, 2023, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
July 1 - 31, 2023	—	$—	—	$19,568,117
August 1 - 31, 2023	—	—	—	19,568,117
September 1 - 30, 2023	1,031	5.84	—	19,568,117
Total	1,031	$5.84	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended September 30, 2023.
(2)	In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At September 30, 2023, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS**	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

Date: November 9, 2023		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)