Form 10-K
period 2023-12-31
Sterling Bancorp, Inc.
filed 2024-03-14
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2023, based on last sale price as reported on the NASDAQ Stock Market on that date, was approximately $ 95.3 million.

At February 29, 2024, 52,068,213 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2024 Annual Meeting of the Shareholders, to be filed within 120 days of December 31, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STERLING BANCORP, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “would,” or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature, though the absence of these words does not mean a statement is not forward-looking. All statements other than statements of historical facts, including but not limited to statements regarding the economy and financial markets, government investigations, credit quality, the regulatory scheme governing our industry, competition in our industry, interest rates, our liquidity, our business and our governance, are forward-looking statements. We have based the forward-looking statements in this Annual Report on Form 10-K primarily on current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

The risks, uncertainties and other factors detailed from time to time in our public filings, including those included in the disclosures under the heading “Risk Factors” in this Annual Report on Form 10-K, with the U.S. Securities and Exchange Commission (the “SEC”), and subsequent periodic reports, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in the Company’s forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Annual Report on Form 10-K, see the risk factors set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risk factors in evaluating these forward-looking statements. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those projected in, or implied by, such forward-looking statements.

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

Risks Related to Our Strategy

●	The effects of the prevailing economic environment on successfully implementing and executing a new strategic plan or achieving a successful strategic transaction
●	The impact of the prolonged suspension of our residential loan origination function coupled with the prior termination of our Advantage Loan Program

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Board of Governors of the Federal Reserve System (the “FRB”)
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for credit losses to cover current expected credit losses in our loan portfolio

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

●	Our deposit account balances that exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits may expose the Bank to enhanced liquidity risk

Risks Related to the Advantage Loan Program

●	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital
●	The costs of cooperating with ongoing governmental investigations of certain individuals
●	The exhaustion of our directors and officers insurance policies (“D&O Insurance”) covering various matters related to our former Advantage Loan Program
●	The costs of legal proceedings, including settlements and judgments
●	Potential claims for advancement and indemnification from certain directors and officers related to the governmental investigations and potential litigation against us or counterclaims by our controlling shareholder

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking and securities laws and regulations and their application by our regulators and the Community Reinvestment Act (the “CRA”) and fair lending laws, including as a result of the recent bank failures
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures

●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, Social and Governance (“ESG”) matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above and elsewhere in this Annual Report on Form 10-K, as well as the items set forth under “Item 1A. Risk Factors.”

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a unitary thrift holding company incorporated in 1989 and headquartered in Southfield, Michigan and our primary business is the operation of our wholly-owned subsidiary, Sterling Bank. Through Sterling Bank, we currently originate commercial real estate loans and commercial and industrial loans, and provide deposit products, consisting primarily of checking, savings and term certificate accounts. Historically, the Company’s largest asset class has been residential mortgage loans; however, the Bank suspended all residential loan originations in early 2023. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan.

In August 2023, our election to become a covered savings association under the Home Owners’ Loan Act (“HOLA”) became effective, allowing us to operate as a commercial bank without being subject to the requirement that a savings institution maintain at least 65% of its portfolio assets in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period as required by the qualified thrift lender (“QTL”) test under HOLA. This will allow greater flexibility on the future composition of our balance sheet. The Company is currently performing an evaluation of its alternatives for new banking products and services.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for credit losses, non-interest income, non-interest expense (general and administrative expense) and income tax expense. Non-interest income includes service charges and fees; net gain on sales of loans and securities; mortgage servicing fee income, net; income from company-owned life insurance; and other non-interest income. General and administrative expense consists of salaries and employee benefits expense; occupancy and equipment expense; federal deposit insurance assessments; data processing expense; professional fees; and other non-interest expenses. Our net income is also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Our Strategy

Over the past several years, we have been cooperating with formal investigations by the Office of the Comptroller of the Currency (the “OCC”), the U.S. Department of Justice (the “DOJ”) and the SEC related to a previous residential loan product referred to as the Advantage Loan Program.

During 2022, we entered into a Consent Order with the OCC that resolved the OCC’s investigation, and the OCC terminated the formal agreement between the Bank and the OCC entered into on June 18, 2019 (the “OCC Agreement”), which marked the completion of certain remediation requirements. In the same year, we also settled a shareholder derivative action filed against us, under which we agreed to adopt and implement substantial corporate governance reforms, many of which were already underway at the time. We also improved our credit profile and metrics through the sale of several pools of loans. In July 2023, we received final court approval of the Plea Agreement (the “Plea Agreement”) entered into with the DOJ, resolving the DOJ’s investigation of the Bank and the Company relating to the Bank’s former residential loan product, marketed as the Advantage Loan Program, and related matters. In addition, in June 2023, the Company received a letter from the Division of Enforcement of the SEC informing the Company that the Division of Enforcement had concluded its investigation of the Company and did not intend to recommend an enforcement action by the SEC against the Company. With the resolution of the various government investigations that targeted the Bank and the Company, we commenced a full evaluation of our business and strategic alternatives.

We have engaged a consulting firm to help us develop a comprehensive strategic plan that we expect will include the incorporation of new banking products and services in light of our new status as a covered savings association. We have not yet established fixed timelines or milestones for the completion of this process, and we expect that any repositioning of the Bank pursuant to the resulting plan will take significant time and expense. As part of the board of directors’ strategic planning process, the Company has also engaged Keefe, Bruyette & Woods as a financial advisor to assist the board of directors to explore and evaluate potential strategic alternatives. Some of the possible strategic alternatives the board of directors may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets and a recapitalization.

The board of directors has met multiple times in 2023 to discuss preliminary reports received from the consulting firm and financial advisor, and currently believes that prevailing economic conditions and the lack of a robust capital market for community banks create significant limitations on pursuing a new strategic direction. The creation of new banking products and services focused on the California market will be expensive to build out and challenging to recruit and retain appropriate additional personnel to pursue and support. Further, the Company would require access to capital markets that would allow the Company to efficiently raise capital to cover the significant expense of a new platform buildout without unreasonable dilution of the existing shareholder base. Accordingly, the board of directors has elected to be patient and wait for market conditions to improve before pursuing these strategies and will continue to evaluate new banking products and services alternatives. See “Item 1A. Risk Factors — Risks Related to Our Strategy.” The Company will evaluate further balance sheet strategies to manage interest rate and liquidity risk with the primary goal of preserving capital.

We also remain focused on our efforts to de-risk our balance sheet, including maintaining our focus on credit quality and exploring alternative sources of loan production, which could include purchasing loan pools and loan participations.

Subsidiaries

In addition to the Bank, the Company has one indirect subsidiary, which is inactive.

OUR BUSINESS

Lending Activities

One- to-Four Family Residential Loans. We previously originated residential loans. In May 2022, the Company outsourced the residential loan origination function to a third-party residential lending service provider. As a result, the Company reduced its workforce in its in-house mortgage origination area. In November 2022, the service provider notified the Company of its intention to cease conducting business. The Company explored possible other service providers but decided to suspend the origination of residential lending in early 2023. We may continue to purchase loan pools and loan participations.

The origination of mortgage loans to enable borrowers to purchase or refinance existing homes was historically our most significant loan origination activity, and such loans continue to comprise the largest portion of our loan portfolio. We offered fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years.

Historically, our most significant product was our Advantage Loan Program, and this former loan product—one-, three-, five- or seven-year adjustable-rate mortgages that required down payments of at least 35%—continues to be the largest portion of our gross loans, comprising 58% of our residential loans at December 31, 2023. An internal review of this program indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to the verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation, which led to the termination of the program. We discontinued originating loans under the Advantage Loan Program at the end of 2019. For additional information related to the risks of the Advantage Loan Program, see “Item 1A. Risk Factors—Risks Related to the Advantage Loan Program.”

To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2023, we had repurchased such loans with an aggregate principal balance of $309.1 million and had outstanding commitments to repurchase an additional $16.9 million through July 2025. At December 31, 2023, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties, including loans subject to binding repurchase commitments, totaled $33.0 million.

Another significant residential loan product we previously offered was our tenant-in-common loans (“TIC loans”), which are similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two- to six-unit residential buildings and a large amount of condominium conversions. Through our TIC loan program, we offered loans to owners of individual units within the building based on their relative ownership share. At December 31, 2023, we had total outstanding TIC loans of $396.4 million. Our TIC loans generally consisted of three-, five- and seven-year adjustable-rate mortgages. We also offered conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages at the Federal Housing Finance Agency limits for those markets where we originated loans. The bulk of our conforming mortgage loans were originated with the intent to sell, after which we typically retained the servicing rights to these loans. In addition, we had a jumbo loan program for residential real estate loans of up to $2.5 million, for which we offered both fixed and adjustable rates. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Interest rates on our adjustable-rate loans adjust to a rate typically equal to 350 to 450 basis points above the one-year secured overnight financing rate (“SOFR”) or adjust to a rate based on the U.S. Treasury one- and five- year constant maturity Treasury rate.

Across our residential portfolio, our loan-to-value ratio (defined as current loan amount compared to appraised value at the time of loan origination) was 51% as of December 31, 2023. For discussion regarding risks particular to our residential real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit.”

Commercial Loans. We offer a variety of commercial loan products, consisting primarily of commercial real estate loans, construction loans and commercial and industrial loans. The majority of our commercial loans are secured by real estate or other business assets. Our underwriting practice for commercial loans requires the identification and documentation of the sources of repayment, risks to repayment, mitigating factors and the aggregate exposure of the lending relationship for each commercial loan. We have several levels of lending authority. Lending limits are based on total exposure to the borrower including all extensions of credit, both used and unused, guarantees, co-signatures or endorsements. Our commercial loans are almost exclusively recourse loans, as we endeavor to secure personal guarantees on each loan we underwrite.

Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by hotels, office, industrial, retail, multifamily and mixed-use properties. We focus on properties within or contiguous to our branch footprint, focusing on borrowers with income-producing properties, strong cash flow characteristics and strong collateral profiles. Our loan-to-value policy limit is 75% for commercial real estate loans. Income producing commercial real estate loans are subject to a minimum debt service coverage ratio at origination which varies by property type. At December 31, 2023, commercial real estate loans totaled $237.0 million, 43% of which are secured by multifamily properties. At December 31, 2023, approximately 60% of our commercial real estate loan portfolio consisted of adjustable-rate loans with an average reset of 25 months. For discussion regarding the risks particular to our commercial real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit.”

Construction Loans. We previously originated construction loans in greater frequency, but we currently originate such loans on a limited basis, generally in connection with the Bank’s CRA considerations. We have $10.4 million of construction loans on our balance sheet at December 31, 2023, which are comprised primarily of residential construction, commercial construction and mixed-use development loans. Interest reserves are generally established on construction loans. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial condition precedents are met. These construction loans are typically based on the prime rate of interest and have maturities of up to 36 months. Our most recent loan-to-value policy limits are 70% for commercial construction loans and 40% for land loans.

Commercial and Industrial Loans. We also offer commercial and industrial loans consisting of certain term loans and commercial lines of credit to businesses and individuals for business purposes. The commercial and industrial portfolio totaled $15.8 million at December 31, 2023. These term loans are secured by inventory, equipment, accounts receivable, other assets and in some instances by commercial real estate properties. These loans are typically extended to finance companies or other non-bank lenders with terms of less than 5 years. Also, our commercial lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and other assets.

Investment Portfolio

As of December 31, 2023, the fair value of our investment portfolio totaled $423.9 million, with an average effective yield of 3.34%, and the estimated duration on the fixed income portion of our investment portfolio (fair value of $419.2 million) is 1.95 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, be responsive to cash needs and assist in managing interest rate risk. As of December 31, 2023, 59% of our investment portfolio consists of U.S. Treasury and Agency securities, with the balance in mortgage-backed securities, collateralized mortgage and debt obligations and equity securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity.

Our investment policy is reviewed at least annually by our board of directors. Overall investment goals are established by our board of directors, chief executive officer, chief financial officer and members of our Asset and Liability Committee. Our board of directors has delegated the responsibility of monitoring our investment activities to our management and Asset and Liability Committee. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our chief financial officer.

Deposits

We offer traditional depository products, including checking, savings, money market, individual retirement accounts and certificates of deposits, to individuals and businesses throughout our market areas. Our deposits are insured by the FDIC up to statutory limits. We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. We seek to grow our deposits through the use of competitive rates, a focused marketing campaign, and multi-product clubs in which we offer varying benefits depending on the overall relationship with the customer. Our bankers are incentivized to acquire and maintain quality, core deposits as we depend on deposits to fund the majority of our loans. Brokered deposits are obtained when needed to build liquidity at favorable rates.

Market Area

The primary markets in which we operate are the San Francisco and Los Angeles metropolitan areas, and our 25-branch network in these areas is our core distribution channel. In addition, we have one branch in New York City and our headquarters branch in Southfield, Michigan. We strive to take advantage of our core footprint and deep-rooted relationships to target local customers with a diversified product offering. Our local branch network enables us to gather deposits, promote the Sterling brand and customer loyalty, originate loans and other products and maintain relationships with our customers through regular community involvement.

Competition

The financial services industry is highly competitive as we compete for loans, deposits and customer relationships in our market. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans. Within our branch footprint, we primarily face competition from national, regional and other local financial institutions that have established branch networks throughout the San Francisco and Los Angeles metropolitan areas as well as the New York City market, giving them visible retail presence to customers.

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

In retail banking, we primarily compete with national and local banks that have a visible retail presence and personnel in our market areas. The primary factors driving competition in consumer banking are customer service, interest rates, fees charged, branch location and hours of operation and the range of products offered. We compete for deposits by advertising, offering competitive interest rates and seeking to provide a higher level of personal service. We also face competition from non-traditional alternatives to banks such as credit unions, internet-based banks, money centers, money market mutual funds and cash management accounts.

For further discussion regarding the competitive factors and uncertainties impacting our business, see “Item 1A. Risk Factors—Risks Related to Competition.”

Resolution of Department of Justice Investigation

On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Plea Agreement entered into with the DOJ on March 15, 2023, which resolved the DOJ’s investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. Under the Plea Agreement, the Company pleaded guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 Registration Statement for its initial public offering and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019. Consistent with the Plea Agreement, the sentence issued by the court required the Company to pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. The restitution amount was paid by the Company in the third quarter of 2023 and will be administered by a special master appointed by the court. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution released the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program.

HUMAN CAPITAL RESOURCES

Overview

Our culture remains focused on integrity, inclusion, continuous learning and synergy as the Company continues to build on the employee experience. We continue to focus on initiatives that promote employee engagement through the introduction of technology to improve communication and transparency with our employment practices. In 2023, we implemented a Human Resources Information System, which provides employees with access to their information through the self-service portal. Further, we currently plan to establish a management-level Human Resources committee that would perform annual reviews of related policies and ongoing survey activities. The Company continues to be invested in building a culture of engagement that promotes giving back to the communities we serve, our shareholders and employees. Collaboration and teamwork remain at the core of our focus.

As of December 31, 2023, we had a total of 248 full time and seven part time employees, located predominately in California, Michigan and New York. During the first quarter of 2023, we reduced our workforce by 12 full-time-equivalent employees and in the fourth quarter of 2023 we eliminated four full-time positions that were impacted by the elimination of our residential lending program. The reduction in force, along with natural attrition and the implementation of new technology, has contributed to the reduced headcount from 2022 to 2023. Our employees are not represented by a collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relationship with our employees is built on trust, transparency, and inclusivity and because of that, we continue to have a dedicated and engaged workforce.

Culture and Engagement

We strive to amplify the employee voice through communication using multiple channels, one being the employee engagement survey. We conducted our annual employee engagement survey in May 2023 and overall participation was 86%. The level of employee engagement, which is a measure gleaned from the survey results of the employee experience as it pertains to satisfaction in addition to meaning, autonomy, growth, impact and connection, was 81%. Participation in the May 2023 survey increased by 4% and overall engagement increased by 4% from the 2022 survey. In addition to the survey, we are committed to publishing an internal news bulletin on a quarterly basis to inform employees of what is happening at the Company and recognize employees and teams for their contributions at work, in our communities and with our customers. Overall, our culture is one that promotes our core competencies, and we will continue to build on integrity, inclusion, continuous learning and synergy in the upcoming year.

Management values our employees and continues to work with the human resources team on improving on the employee experience from recruitment through departure. We believe the implementation of the Human Resources Information System has added to the employee application, recruitment and on-boarding practices that contribute toward building a culture of engagement. Human resources technology is being implemented across the organization to help with communication and provide employees with the information they need through the Human Resources Information System discussed above. We continue to strive to build a culture in which employees feel valued, heard and are provided with the knowledge, tools and resources to be successful.

Diversity, Equity, Inclusion and Belonging

As of December 31, 2023, 55% of employees were female, and 68% identified within an ethnically diverse group. Within the employees at the level of assistant vice president or higher, 40% were female and 60% identified within an ethnically diverse group. We continue to promote diversity, equity, inclusion and belonging within our culture. We are committed to providing a workplace that is free of harassment and discrimination by taking proactive measures and providing all employees with non-discrimination and sexual harassment prevention training on an annual basis. We continue to support and provide diversity training to all employees to increase cultural competency and collaboration.

We believe in having an inclusive and diverse workforce in which employees feel valued, empowered and that they are making a positive difference within our communities, workplace and within the lives of the customers we serve.

Talent Acquisition, Retention and Development

The Company continues to provide an adaptable work arrangement model to provide employees the opportunity to work remotely, on a hybrid schedule or in the office based on their position, responsibilities and location. It is our goal to attract, retain and develop employees and provide opportunities for growth. We believe the pool of available talent from which we can recruit critical talent has expanded due to our flexible work environment provided by the adaptable work arrangement model.

We understand that our ability to retain employees leads to the retention of customers and allows us to build strong relationships based on trust, so we continue to invest in the professional development of our employees. Our customers depend on the capabilities and knowledge of our employees, which is why we have been investing in the growth of our team. For further discussion regarding retention of our employees, see “Item 1A. Risk Factors—Other Risks Related to Our Business.”

We strive to offer competitive pay, benefits and services to meet the needs of our employees. In 2023, we continued to offer competitive benefits to all employees. Our benefits include health care, a 401(k) plan with an employer contribution in Company stock, financial education and counseling, partial tuition reimbursement, wellness initiatives (including programs designed to help our employees meet their health goals) and paid time off. In addition, in 2023, we formalized our learning and development policy, and we continue to offer over 600 technical and professional development courses and educational reimbursement for approved external training opportunities. Our goal is to promote a culture of continuous learning in which employees are developing both interpersonally and professionally to meet their career goals.

SUPERVISION AND REGULATION

General

Sterling Bank is a federally chartered stock savings bank that has elected to operate as a covered savings association, effective August 9, 2023. As a covered savings association, the Bank will generally function as a commercial bank without the constraints applicable to a thrift institution. For instance, for so long as the Bank continues to operate as a covered savings association, the Bank is not required to satisfy the QTL test that applies generally as a matter of federal law to thrift institutions. The Bank is subject to primary examination and regulation by the OCC and, as an insured depository institution, the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sterling Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund (the “DIF”) rather than our shareholders. In connection with its election to operate as a covered savings association, Sterling Bank was required to become a member of the Federal Reserve System and subscribe to the capital stock of the Federal Reserve Bank of Chicago.

Sterling Bank also is a member of, and owns stock in, the Federal Home Loan Bank (the “FHLB”) of Indianapolis, which is one of the 11 regional banks in the FHLB system.

As a unitary thrift holding company, Sterling Bancorp is required to comply with the rules and regulations of the FRB. As a company that controls a depository institution that has elected to operate as a covered savings association, Sterling Bancorp is treated for most regulatory purposes as a bank holding company. We are required to file certain reports with the FRB and are subject to examination by and the enforcement authority of the FRB. Sterling Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of the allowance for credit losses for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Sterling Bank or Sterling Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Sterling Bancorp and Sterling Bank. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Sterling Bancorp and Sterling Bank.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from HOLA and applicable federal regulations. A federal savings bank that elects to operate as a covered savings association, including Sterling Bank, retains its federal savings bank charter and continues to be treated as such for certain enumerated purposes; however, covered savings associations generally are afforded the same rights and privileges as national banks under the National Bank Act and other applicable federal laws and regulations. Under these laws and regulations, Sterling Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Sterling Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Sterling Bank, including wealth and investment management.

Corporate and Risk Governance. We are required as a supervisory matter to implement an effective corporate and risk governance framework commensurate with our size, complexity and risk profile. Fundamental components of this framework include the authorities and responsibilities of directors and senior managers to govern the operations and structure of the Company and the Bank, as well as the implementation and management of systems and processes designed to identify, measure, monitor and control the risks to the organization, specifically including strategic, reputation, compliance and operational risks.

Further, the federal banking agencies have in recent years increased their focus on banks’ third-party risk management controls and practices. In June 2023, the federal banking agencies, including the OCC, adopted interagency guidance on risk management of third-party relationships. The guidance applies broadly to any business agreement between a banking organization and another entity, by contract or otherwise (including affiliated entities), and requires banking organizations to analyze the risks associated with each third-party relationship and establish effective governance and risk management processes for all stages of a third-party relationship, including planning, due diligence and third-party selection, contract negotiation, ongoing monitoring and termination. See “Item 1A. Risk Factors — Other Risks Related to Our Business” for additional discussion of this topic.

Capital Requirements. Prior to January 1, 2023, the Federal regulations required Sterling Bancorp and Sterling Bank to meet several minimum capital standards under the risk-based capital rules implemented by the federal banking agencies pursuant to the Dodd-Frank Act. In general, subject to certain exceptions as discussed further below, minimum capital standards include a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total adjusted capital to risk-weighted assets ratio of 8.0%, and a Tier 1 capital to average total assets leverage ratio of 4.0%.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

In addition to establishing the minimum regulatory capital requirements, the capital rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The capital rules provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the community bank leverage ratio (the “CBLR”) framework), as provided by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”). The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under prompt corrective action regulations and will not be required to report or calculate risk-based capital. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank is a qualifying community bank organization and elected to opt into the CBLR framework, effective as of January 1, 2023.

As discussed above, by opting into the CBLR framework, we are not required to meet minimum standards under the risk-based capital rules implemented by the federal banking agencies pursuant to the Dodd-Frank Act. Instead, maintaining a Tier 1 leverage ratio of greater than 9.0% is considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements. Tier 1 leverage ratio is defined as Tier 1 capital to average total consolidated assets ratio. At December 31, 2023, the Company and the Bank met the requirement to have a Tier 1 leverage ratio greater than 9.0%.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of December 31, 2023, the Bank was in compliance with the loans-to-one borrower limitations.

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

A notice or application related to a capital distribution or share repurchase may be disapproved by the OCC if:

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

In October 2023, the federal banking agencies issued a joint final rule to revise the regulations implementing CRA. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank is considered a “large bank” under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low- and moderate-income communities. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the Consumer Financial Protection Bureau (the “CFPB”), the Department of Housing and Urban Development and other regulators. Under the fair lending laws, a lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Pursuant to a Memorandum of Understanding entered into by the DOJ and CFPB, the agencies have agreed to share information and coordinate investigations and have also generally committed to strengthen their coordination efforts, including in respect of fair lending investigations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

ATR/QM Rules. The CFPB’s ability-to-repay (“ATR”) and qualified mortgage (“QM”) rules require, in connection with the origination of residential real estate loans within its scope, that a mortgage lender must make a reasonable and good faith determination at or before consummation that the consumer will have a reasonable ability to repay the loan according to its terms. Among other requirements, a creditor must verify the information on which it bases its repayment ability determination by using reasonably reliable, written third-party records. These rules prohibit creditors, such as Sterling Bank, from extending residential real estate loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential real estate loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a residential real estate loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, a term exceeding 30 years or an annual percentage rate that exceeds applicable limits prescribed by rule. Further, the EGRRCPA created a new category of QMs presumed to satisfy ability-to-repay requirements of the ATR/QM rules for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets, including the Bank.

Our residential real estate loans originated under our former programs, such as TIC loan program and Advantage Loan Program, are not QMs, as our underwriting processes for those programs do not follow applicable regulatory guidance required for such qualification; however, our remaining conforming residential real estate loans originated in 2021 and 2022 were QMs. See “Item 1A. Risk Factors – Risks Related to Our Highly Regulated Industry” for additional discussion of this topic.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Sterling Bank. Sterling Bancorp is an affiliate of Sterling Bank because of its control of Sterling Bank. A subsidiary of a bank that is not also a depository institution or a financial subsidiary under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OCC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Section 23A limits the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate to 10% of the bank’s capital stock and surplus. The amount of covered transactions with all affiliates is limited to 20% of the bank’s capital stock and surplus. “Covered transactions” include, among other things, the making of a loan to an affiliate, a purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and the acceptance of securities of an affiliate as collateral for a loan. All such transactions are required to be on terms and conditions that are consistent with safe and sound banking practices and no transaction may involve the acquisition of any low-quality asset from an affiliate. Certain covered transactions, such as loans to or guarantees on behalf of an affiliate, must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending upon the type of collateral. In addition, Section 23B requires that any covered transaction (and specified other transactions) between a bank and an affiliate must be on terms and conditions that are substantially the same, or at least as favorable, to the bank, as those that would be provided to a non-affiliate.

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

As discussed in “Capital Requirements” section above, a qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework is considered to have met the well capitalized ratio requirements under prompt corrective action regulations and is not required to calculate or report risk-based capital ratios. Under the CBLR framework, which each of Sterling Bancorp and Sterling Bank has elected to adopt as of January 1, 2023, a Tier 1 leverage ratio of greater than 9.0%, calculated on a consolidated basis, is considered to have met the well capitalized ratio requirements applicable to each entity. Sterling Bancorp and the Bank each satisfied this requirement as of December 31, 2023.

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

The FDIC’s brokered deposits regulation provides a framework for determining whether an entity meets the statutory definition of “deposit broker.” Among other things, the regulation (1) identifies a number of business relationships in which the agent or nominee of the depositor is not deemed to be a “deposit broker” because the primary purpose of the agent or nominee is not the placement of funds with depository institutions; (2) provides for an application process for entities that seek to rely upon a “primary purpose” exception, but do not qualify as one of the enumerated business relationships to which the exception is deemed to apply; and (3) establishes that a third party with an exclusive deposit-placement arrangement with only one bank is not considered a deposit broker. Additionally, as mandated by the EGRRCPA, the regulation establishes a limited exception for reciprocal deposits for banks that are well rated and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC). Under the limited exception, qualified banks are able to except from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks). The Bank’s acceptance of brokered deposits could have an impact on its deposit insurance premiums, capital and liquidity risk management planning and regulatory monitoring and reporting obligations.

Supervisory Assessments. OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations. The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the OCC. For the 2023 calendar year, the OCC reduced the rates in the general assessment fee schedule and maintained assessment rates from the prior calendar year for the independent trust and independent credit card fee schedules. Specifically, the general assessment schedule for 2023 included reductions in assessment rates of 40% for all banks on their first $200 million in balance sheet assets and 20% for all banks on balance sheet assets above $200 million and up to $20 billion. On December 1, 2023, the OCC published its assessment rates for the 2024 calendar year. The OCC elected to maintain its general assessment schedule from calendar year 2023 with no adjustments for inflation.

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

The changing privacy laws in the United States, Europe and elsewhere create new individual privacy rights and impose increased obligations on companies handling personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act. While we generally handle Gramm-Leach-Bliley Act -regulated nonpublic, personal information that is exempt under the California Consumer Privacy Act (as well as the other broad state consumer privacy laws), the California Consumer Privacy Act applies to the personal information of our employees and job applicants based in California as well as representatives of any business contacts that the Bank engages with who are California residents.

In addition, Congress and federal regulatory agencies may enact similar laws, or promulgate regulations, that could create new individual privacy rights and impose increased obligations on companies handling personal data. Of note, the federal banking agencies have adopted joint regulations that impose upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. Specifically, the regulations require banking organizations to notify their primary federal regulator promptly, and no later than 36 hours after, the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meanings attributed to those terms by the rule. Banks’ service providers are required to notify any affected bank to or on behalf of which they provide services “as soon as possible” after determining that they have experienced any incident that materially disrupts, degrades, or is reasonably likely to disrupt or degrade, covered services provided to a bank for four or more hours.

Recent and ongoing developments may also impact our data security- and privacy-related internal controls and risk profile. On October 19, 2023, the CFPB announced a proposed rule regarding personal financial data rights that is designed to promote “open banking.” If enacted as proposed, the regulation would require, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information.

Further, on October 30, 2023, the current Presidential Administration issued an Executive Order on the use of and risks associated with artificial intelligence systems. The Executive Order requires certain federal agencies, including the CFPB, to address potential discrimination in the housing and consumer financial markets relating to the use by financial institutions of artificial intelligence technologies. Prior to the issuance of the Executive Order, the CFPB published a report addressing the use by financial institutions of artificial intelligence chatbots in the provision of financial products and services, which report also highlighted the limitations and various risks posed by such activity.

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

On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA PATRIOT Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. On September 29, 2022, FinCEN issued the final regulation implementing the amendments with respect to beneficial ownership.

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

Climate-Related Regulation and Risk Management. In recent years, the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

In October 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. In October 2023, the OCC, the FDIC and the FRB jointly finalized principles for climate-related financial risk management for banking organizations with more than $100 billion in total assets. Although these risk management principles do not apply to the Bank directly based upon our current size, the regulators have indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is further formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks. For example, in July 2023, the Governor of Michigan signed four bipartisan bills, which streamline processes for solar energy in the state and expand the eligibility of properties and projects that can utilize Commercial Property Assessed Clean Energy financing for energy efficiency, clean energy and climate resiliency projects. Then, in October 2023, the Governor of California signed two climate-related disclosure bills into law. The Climate Corporate Data Accountability Act requires both public and private U.S. businesses with revenues greater than $1 billion doing business in California to report their emissions comprehensively, including scopes 1, 2, and 3, beginning in 2026 (for 2025 data) and also requires reporting companies to get third-party assurance of their reports. The Climate-Related Financial Risk Act mandates that U.S. businesses with annual revenues over $500 million operating in California to bi-annually disclose climate-related financial risks and their mitigation strategies to the public, beginning January 1, 2026. In November 2023, the Michigan legislature passed the Clean Energy Future package and the Clean Energy Jobs Act. Among other things, the Clean Energy Future package sets a 100% clean energy standard by 2040; requires all utilities to offer energy efficiency programs; increases energy efficiency standards for both electric and natural gas utilities; allows for electrification and fuel switching in energy efficiency programs; deems solar facilities as a permitted uses for farmland under a development rights agreement under the state’s Farmland and Open Space Preservation Act; and allows new considerations for climate, environmental justice and affordability by the Michigan Public Service Commission. The Clean Energy and Jobs Act creates the Office of Worker and Community Economic Transition, an office to protect workers and communities who have hosted fossil generation during the ongoing energy transition, and streamlines processes for deploying renewable energy projects. That same month, the comment period closed on the New York State Department of Environmental Conservation draft policy implementing the environmental justice provisions of the Climate Leadership and Community Protection Act, New York’s blueprint to reduce greenhouse gas emissions. As proposed, the policy would require additional permit review procedures if the project is determined to likely affect a disadvantaged community. State-level legislative initiatives such as those mentioned above may require us to expend capital to conform to any requirements that apply to us.

In March 2024, the SEC adopted a rule requiring registrants, such as the Company, to disclose climate-related information (including, among other things, governance, strategy, risk management, climate-related goals and greenhouse gas emissions metrics) in their periodic reports. The new rules are extensive with multiple effective dates based on the registrant’s filing status, with the first disclosures by the Company likely due with its Annual Report on Form 10-K for fiscal year 2026.

Incentive Compensation Policies and Restrictions. In July 2010, the federal banking agencies issued guidance on sound incentive compensation policies that applies to all banking organizations supervised by the agencies (thereby including both Sterling Bancorp and Sterling Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. Pursuant to the SEC rule adopted in 2022 and the related Nasdaq listing rule approved by the SEC thereafter, we adopted an incentive-based compensation recovery (or “clawback”) policy to recover incentive-based compensation from current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of our clawback policy is attached as Exhibit 97.1 to this Annual Report on Form 10-K.

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

The scope and content of the federal banking agencies’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Other Regulations

Interest and other charges collected or contracted for by Sterling Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves. Notably, the EGRRCPA exempted banks that originate fewer than 500 open-end and 500 closed-end mortgages from Home Mortgage Disclosure Act’s expanded data disclosures;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act; governing disclosure of information about deposit accounts to customers;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Sterling Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as Check 21), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Sterling Bank is a member of the FHLB system, which consists of 11 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis and was in compliance with this requirement at December 31, 2023. Based on redemption provisions of the FHLB of Indianapolis, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Indianapolis stock.

Federal Reserve Bank System

Sterling Bank is a member of its regional Federal Reserve Bank. As a covered savings association, the Bank is required to acquire and hold shares of capital stock of the Federal Reserve Bank of Chicago and was in compliance with this requirement at December 31, 2023. Based on the redemption provisions of the Federal Reserve Bank of Chicago, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Reserve Bank of Chicago stock.

Business Continuity Management

The Company is required to implement and maintain business continuity and disaster recovery plans to ensure its resilience and continued operations in the event of significant business disruptions related to cybersecurity events, natural disasters and other potentially catastrophic events. Such plans are intended to be aligned with banking organizations’ risk profiles and roles within the overall financial services sector. Plans must contain proactive measures to safeguard banking organizations’ employees, customers and products and establish response procedures in the event of significant business disruptions.The Federal Financial Institution Examination Council (comprising the FRB, the FDIC, the OCC, the National Credit Union Administration and the CFPB) updated its business continuity planning guidance in response to the COVID-19 pandemic to include additional considerations related to pandemic planning. The guidance identifies actions beyond a traditional business continuity planning that should be taken to address certain unique challenges posed by pandemics. Specifically, a financial institution’s planning should provide for, among other things; a preventative program (including monitoring of potential outbreaks, educating employees, providing appropriate hygiene training and tools, and coordinating with critical service providers); a documented strategy that provides for scaling the institution’s pandemic efforts to be consistent with the effects of a particular stage of a pandemic outbreak; a comprehensive framework of facilities, systems, or procedures that provide the firm with the capability to continue critical operations during prolonged staff shortages; and a testing program to ensure that the planning practices and capabilities are effective and will allow critical operations to continue.

Holding Company Regulation

Sterling Bancorp is a unitary thrift holding company subject to regulation and supervision by the FRB. The FRB has enforcement authority over Sterling Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Sterling Bancorp.

As a unitary thrift holding company, Sterling Bancorp’s activities are limited to those activities permissible by law for financial holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, insurance and underwriting equity securities.

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

Notwithstanding Sterling Bancorp’s status as a unitary thrift holding company, as a company that controls a depository institution that has elected to be treated as a covered savings association, Sterling Bancorp generally is treated as a bank holding company for regulatory purposes.

Capital Requirements. As a unitary thrift holding company, Sterling Bancorp is subject to consolidated regulatory capital requirements that are similar to those that apply to Sterling Bank. As discussed above, the Company and the Bank presently are subject to the minimum Tier 1 leverage ratio requirement established under the CBLR framework. See “—Federal Banking Regulation—Capital Requirements.”

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a unitary thrift holding company such as Sterling Bancorp unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a unitary thrift holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as in our case, the company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act").

In addition, federal regulations provide that no company may acquire control of a unitary thrift holding company without the prior approval of the FRB. Any company that acquires such control becomes subject to registration, examination and regulation by the FRB.

Under the Federal Reserve’s regulations implementing the Bank Holding Company Act of 1956, as amended, and HOLA, control determinations are made according to a rules-based methodology. Presumptions of control generally are based on ownership of voting equity and total equity in a company, director representation and ability to elect directors, director and management interlocks, contractual rights to determine management or operational decisions, and business relationships. The regulations establish a general three-prong test for determining whether a company controls a bank or savings association. Pursuant to this test, a company controls another company if the first company, directly or indirectly or acting through one or more other persons, (i) owns, controls or has power to vote 25% or more of any class of voting securities of the second company, (ii) controls in any manner the election of a majority of the directors of the other company, or (iii) based on the facts and circumstances of the investment, directly or indirectly exercises a controlling influence over the management or policies of the other company.

The regulations also include rebuttable presumptions of control based on a tiered framework focused on equity ownership, business relationships, control over the election of directors, director and senior management interlocks, as well as business terms and contractual arrangements. In addition to the rebuttable presumptions under the tiered framework, the regulations establish other rebuttable presumptions of control and non-control focused on prior control relationships, management agreements, investment adviser arrangements, consolidation under generally accepted accounting principles, and equity ownership levels. As a general matter, the tiers will vary based on percentage of voting ownership with additional requirements to qualify for the rebuttable presumption at voting ownership levels of 5% or greater, 10% or greater, and 15% or greater.

Separately, the federal banking agencies have taken certain actions in response to the July 2021 Executive Order to review and propose modifications to the existing regulatory framework for bank merger transactions. On March 25, 2022, the FDIC issued a request for public comment on the effectiveness of the existing framework for evaluating bank merger and acquisition transactions under the Federal Deposit Insurance Act. On January 29, 2024, the OCC—after conducting its own review of bank merger policy and regulations—announced a proposed rule to amend the procedures and principles followed by the OCC when reviewing proposed national bank merger transactions under the Bank Merger Act. If adopted as proposed, the rule would eliminate existing regulatory procedures under the OCC’s regulations providing for expedited review and streamlining of Bank Merger Act applications for acquiring institutions that meet certain minimum qualifications. Additionally, the proposed rule would codify an agency policy statement outlining general principles to be followed by the OCC staff when reviewing applications under the Bank Merger Act. Such principles would, among other things, establish indicators of proposed transactions that generally are consistent with regulatory approval, as well as those that raise supervisory or regulatory concerns and therefore would require applicants to address or remediate specific areas of concern in order to secure regulatory approval. Of note, any transaction whereby the resulting institution would have combined assets of $50 billion or more would not be generally consistent with regulatory approval, nor would any transaction for which the applicant has insufficient CRA or examination ratings, is the subject of an open or pending BSA/AML or fair lending enforcement action or has failed to comply with the terms of an existing enforcement action. In such cases, Bank Merger Act applications would be subject to additional scrutiny and are more likely to involve extended processing periods and/or result in denials of approval or regulatory requests to withdraw the application. The proposed rule is subject to a public comment period, and the timing and prospects for the adoption by the OCC of a final rule are not certain at this time. If the proposed rule is adopted as proposed, our ability to further grow through bank acquisitions may be adversely affected. Further, should we pursue future bank acquisitions, we expect the bank regulatory approval process to be prolonged and more costly than we have experienced in the past. For additional information, see “Item 1A. Risk Factors—Risks Related to Our Highly Regulated Industry.”

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

Risks Related to Our Strategy

The successful implementation of a new strategic plan may be difficult, and we may not be able to fully execute a new strategic plan, which may adversely impact our business, results of operations, and financial condition.

We have historically been a community bank with a thrift charter, offering deposit products and focusing on one- to four-family residential loans, commercial loans, commercial real estate loans, construction loans and commercial lines of credit. Over the past several years, we have resolved formal investigations of the Company by the OCC, DOJ and SEC related to a previous residential loan product referred to as the Advantage Loan Program. During 2023, we discontinued all residential lending following our elimination of the Advantage Loan Program several years earlier and after being informed in late 2022 by our third-party service provider to whom we outsourced our residential mortgage origination function of its intent to cease conducting business. Last year, we also made a formal election to be treated as a covered savings association, which allows us to construct a balance sheet without being subject to the QTL test that otherwise requires us to be significantly invested in mortgage- related assets. In addition, in 2023, the Bank distributed $90.0 million as a dividend to the Company to fund the redemption of the Company’s 7% Fixed to Floating Subordinated Notes, due April 15, 2026 (the “Subordinated Notes”) and the restitution payment due under the Plea Agreement. Although the Bank and the Company remain in compliance with all applicable regulatory capital requirements, these distributions reduced the Bank’s excess capital, which otherwise could have supported future growth.

With the resolution in mid-2023 of the last of the government investigations that targeted the Bank and the Company, we commenced a full evaluation of our business and strategic alternatives. To that end, we engaged a consulting firm to help us develop a comprehensive strategic plan that we expect will include the incorporation of new banking products and services in light of our new status as a covered savings association as well as a financial advisor to assist with the exploration and evaluation of potential strategic alternatives. However, the economic volatility caused by fears of a recession and the prevailing high interest rate environment have made it difficult for us to project a viable growth plan. The creation of new banking products and services focused on the California market will be expensive to build out and challenging to recruit and retain appropriate additional personnel to pursue and support. Further, the Company would require access to capital markets that would allow the Company to efficiently raise capital to cover the significant expense of a new platform buildout without unreasonable dilution of the existing shareholder base. We believe that prevailing economic conditions and the lack of a robust capital market for community banks create significant limitations on pursuing a new strategic direction. Accordingly, the execution and implementation of any new strategic plan may be further delayed. If the execution and implementation of any new strategic option continues to be further delayed, the effect of the prevailing economic environment on our current strategy is likely to result in our balance sheet continuing to decline in size rather than growing along with limited profitability and the potential to incur net losses, all of which is likely to have an adverse effect on our business, results of operations and financial condition.

There are risks and uncertainties associated with the implementation and execution of a new strategic plan, including the investment of significant time, money and resources, the possibility that such strategic plan will ultimately be unprofitable, and the risk of additional liabilities associated with such strategic plan. In addition, we believe our ability to successfully execute on any new initiatives will depend in part on our ability to attract and retain talented individuals to help manage and grow these new operations. Our successful execution of any strategic plan will require satisfactory market conditions that will allow us to grow profitably. Furthermore, the existence of alternative strategies may not necessarily result in a more viable growth path for us or that the strategic alternative chosen will result in short-term growth, and any alternative strategies have their own respective risks. To the extent we are unable to successfully develop, implement, and execute a new strategic plan, or if we experience further delays in the planning and implementation process, our business, financial condition and results of operations may be adversely affected.

The evaluation of strategic alternatives may not result in a strategic transaction, which may adversely impact our business, results of operations, and financial condition.

As part of our board of directors’ strategic planning process, we engaged a financial advisor to assist with the exploration and evaluation of potential strategic alternatives, which may include a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets or a recapitalization. The current and future market for bank stocks and for bank combinations may not be conducive to engaging in a strategic transaction in the near-term. The current market for strategic transactions is challenging due to uncertainty over the economy and the impact of high interest rates on bank balance sheets. In addition, there are a number of significant proposed regulations from the federal banking agencies that may impact the market for bank combinations, including an expected update to the Bank Merger Guidelines promulgated by the agencies. Uncertainty as to the final result of these regulations along with the prevailing economic conditions may reduce the pool of strategic transaction partners for the Company. Even if we receive an acceptable proposal for a strategic transaction, there is no assurance that we can successfully negotiate a definitive agreement or obtain the requisite shareholder and regulatory approvals to proceed with such a transaction. Accordingly, we can provide no assurance that our process of evaluating strategic alternatives will result in a transaction or if a transaction is undertaken as to its terms or timing. Further, if we do not engage in a transaction with a strategic partner, our future success will depend on our ability to effectively develop, implement and execute a new strategic plan, which is likely to be expensive and require a capital infusion to cover the related costs and allow for future growth.

The prolonged suspension of our residential loan origination function may adversely impact our business, results of operations and financial condition.

Our termination of the Advantage Loan Program over four years ago eliminated the single largest source of loan originations for the Company and has yet to be replaced. Beginning in the second quarter of 2022, we outsourced our residential loan origination function to a third-party service provider, which provided community banks with an outsourced residential lending service for mortgage loan production. In November 2022, our vendor advised us of its intent to cease conducting business, and in early 2023, we discontinued originating residential loans.

While we have engaged a consulting firm to help us develop a comprehensive strategic plan that we expect will include the incorporation of new banking products and services in light of our status as a covered savings association, the implementation of any new loan products takes time and will be costly to implement. Such new products and services also may be subject to the prior review and approval of applicable bank regulatory authorities. In addition, repayments from our loan portfolio may need to continue to be invested in lower yielding assets or utilized to fund any net deposit withdrawals, thus further reducing the size of our balance sheet until new loan programs can commence. Accordingly, we expect that the discontinuance of all residential lending will continue to materially and adversely affect our business, results of operations and financial condition.

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

The current economic environment is characterized by uncertainty as to whether underlying economic indicators point to a recession and what the negative impacts of a recession may be. Economists are split, predicting either a “soft landing” or a recession in 2024, emphasizing and weighing underlying economic indicators differently. Such indicators include, among others, elevated (but easing) inflation, high interest rates as a result of significant rate increases that occurred from March 2022 to July 2023, the effect of a currently inverted U.S. Treasury yield curve, a tightening labor market, declining savings (specifically from the exhaustion of pandemic-related assistance), cooling wage growth and market volatility resulting from a variety of contributing factors, including certain geopolitical challenges and instability. The yield curve has been inverted (with shorter-term interest rates exceeding longer-term interest rates) since the second half of 2022, which tends to pressure the net interest margin of financial institutions like us because the duration of the interest-earning assets we typically enter (e.g., loans or debt securities) is generally longer than that of our interest-bearing liabilities (e.g., deposits). All of these indicators are detrimental to our business, and the interplay between them can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Further, we cannot predict for how long the U.S. Treasury yield curve will be inverted. If the U.S. Treasury yield curve remains inverted, our net interest margin could continue to further compress. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Notably, our net income and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the federal discount rate and changes in banks’ reserve requirements against bank deposits. For more information regarding the FRB’s increases of the target federal funds rate, see “—Risks Related to Interest Rates.” These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. The FRB reduced the pace of its open market purchases during 2023, and the Federal Open Market Committee (“FOMC”) paused the increases of the target range for the federal funds rate in September 2023 in light of easing inflation, tightening credit and moderating labor market conditions. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

The combination of the FOMC’s pause in the increases to the target federal funds rate with the global instability has created uncertainty with respect to the risk of an economic recession. The financial markets responded positively to the pause in target federal funds rate increases in September 2023, with Treasury yields declining and federal funds futures rates suggesting a decrease in rates as early as the second quarter of 2024—all despite inflation easing below year-over-year levels, but still moderately elevated. On the other hand, recent global instability may adversely affect the economy and financial markets in numerous ways, including new supply chain disruptions (possibly leading to increased prices), volatility of commodity prices and resulting impacts to the financial markets. Further, economic indicators currently show that the growth of the U.S. gross domestic product slowed in the fourth quarter of 2023 and that the U.S. gross domestic product was currently projected to increase more slowly over the next two years. Together, these factors have caused forecasts to vary, and although fewer economists are projecting that the United States will enter into a recession in 2024 than a year ago, the risk of a recession remains due to the prolonged high interest rate environment and geopolitical instability. Any such economic downturn may adversely affect our asset quality, deposit levels, loan demand and results of operations.

In particular, we expect to face heightened credit risk in the event of a recession. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. The OCC recently reported that although residential real estate values have continued to rise in many markets, the rate of appreciation has slowed in recent quarters, and the potential for declining asset values could place pressure on certain borrower segments and loan vintages. Adverse economic developments—specifically including the impacts of the tightening labor market (and the resulting effect on wage growth), declining savings (particularly excess savings from pandemic-related assistance), higher interest rates and sticky inflation—may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while commercial real estate values have returned to pre-pandemic levels in certain markets, overall such values have declined 10% over the past twelve months. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a high interest rate environment, hybrid working arrangements and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces, and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, due to a recession could have a material adverse effect on our financial condition and results of operations.

Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe, particularly the Russian military invasion of Ukraine, could have a negative impact on our business, financial condition and results of operations.

Our business and operations are also sensitive to global business and economic conditions. Accordingly, macroeconomic and geopolitical challenges, uncertainties and volatility occurring across the globe may have a negative impact on our business and results of operations. For instance, the military invasion of Ukraine by Russian forces has created instability in that region and has escalated tensions between Russia and the United States and across Europe. In response to the actions taken by Russia, the United States has imposed, and is likely to continue to impose, significant financial and economic sanctions and export controls against certain Russian organizations and individuals, with similar actions being taken by the European Union, the United Kingdom and other jurisdictions.

The actions taken by Russia in Ukraine, and any further measures that may be taken by the United States or its allies in response to such actions, have had and could continue to have certain negative impacts on global and regional financial markets and economic conditions. The United States has banned Russian imports of oil, natural gas and coal and other jurisdictions have taken, or are contemplating taking, similar actions. In addition, the attacks by Hamas on Israel in October 2023, Israel’s response and the ensuing armed conflict in the Middle East are likely to continue impacting the global economy, including that of the United States. Skirmishes between Israel and militias in neighboring countries have also added to concerns of a widening conflict in the Middle East. In particular, oil prices have become increasingly volatile in the aftermath of the attacks on Israel, placing additional upward pressure on fuel and energy prices—which already were rising based on other factors including a return to pre-pandemic levels of consumption, insufficient global production to match increasing demand and the global response to Russia’s invasion of Ukraine—and militia attacks against commercial ships in the Red Sea have caused shipping delays and other supply chain issues, including added costs for such imported goods. In addition, Ukraine’s ability to function as a significant supplier of commodities—including wheat, neon and platinum—used in the production of key energy, food and industrial outputs has been limited by Russia’s actions and has caused global prices in certain markets to fluctuate. The military invasion of Ukraine by Russian forces has been more protracted than expected and, as a result, global financial conditions were volatile throughout 2022 and 2023, and the escalation of armed conflict in the Middle East has amplified existing economic uncertainty experienced across the globe and could continue to have negative impacts on global and regional financial markets and economic conditions. For additional information, see “—Risks Related to Interest Rates.”

In addition, economic trade and political tensions between the United States and China pose a risk to our business and customers. A substantial number of our customers have economic and cultural ties to China and are likely to feel the effects of adverse economic and political conditions in China, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. United States and global economic and trade policies, military tensions and unfavorable global economic conditions may adversely impact the Chinese economy. As a result, we may experience a decrease in the demand for our financial products, a deterioration in the credit quality of the loans extended to customers affected by the foregoing circumstances, changes in loan repayment speeds or increased deposit outflows.

Each of the developments described above, or any combination of them, could adversely affect our business, financial condition and results of operations.

Volatility in the banking sector, triggered by the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, has resulted in agency rulemaking activities and changes in agency policies and priorities that could subject the Company and the Bank to enhanced government regulation and supervision.

On March 10, 2023, Silicon Valley Bank (“SIVB”) was closed by the California Department of Financial Protection and Innovation (the “CDFPI”). Two days later, on March 12, 2023, Signature Bank (“SBNY”) also failed. Nearly two months later, on May 1, 2023, First Republic Bank (“FRC”) was closed by the CDFPI. In each case, the FDIC was appointed as receiver. In the cases of SIVB and SBNY, the FDIC, together with the FRB and the U.S. Treasury Secretary, took action under applicable emergency systemic risk authority to fully protect the depositors of each bank as the institutions were wound down. SIVB and SBNY each had substantial business relationships with, and exposure to, entities within the innovation sector, including financial technology and digital asset companies, and had received an influx of deposits over the course of several years which coincided with the rapid growth of that sector. In recent periods, however, SIVB and SBNY each began to experience significant deposit losses. These losses increased rapidly in early March, ultimately causing each institution to fail. While FRC’s business model was different in certain respects than those of SIVB and SBNY, FRC also experienced rapid growth. In the aftermath of the failures of SIVB and SBNY, FRC experienced significant deposit losses, which led ultimately to the failure of the institution.

Investor and customer confidence in the banking sector, particularly with regard to mid-size and larger regional banking organizations, waned in response to the failures of SIVB, SBNY and FRC. Notably, the Company’s share price decreased by approximately 9% during March 2023, consistent with other regional banking organizations. According to data published by the FRB, deposits at domestic commercial banks decreased by approximately $280 billion between the end of February 2023 and the week ended March 29, 2023. The Bank’s total deposits decreased by $32.2 million, or 2%, during the first quarter of 2023.

Congress and the federal banking agencies have reviewed, and continue to evaluate, the events leading to the failures of SIVB, SBNY and FRC to ascertain explanations for these developments and to identify potential corrective actions. Legislators and the leadership of the federal banking agencies have noted that inadequate prudential regulation of regional banking organizations (generally, institutions with less than $250 billion in total assets), insufficient supervision of such organizations, poor management and inadequate risk management practices—specifically with respect to interest rate and liquidity risks in consideration of each institution’s business model—and substantial uninsured deposit liabilities contributed to the failures of these institutions.

Further evaluation of recent developments in the banking sector has led to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices; and (ii) enhancement of the agencies’ supervision and examination policies and priorities. Notably, in July 2023, the federal banking agencies issued a notice of proposed rulemaking that would substantially revise the regulatory capital framework for banking organizations with total assets of $100 billion or more and banking organizations with significant trading activity. Among other things, the proposed rule would require all banking organizations with over $100 billion in assets to include in regulatory capital unrecognized gains and losses on available for sale debt securities in accumulated other comprehensive income. In addition, banking organizations with over $100 billion in assets would be subject to the supplementary leverage ratio and countercyclical capital buffer. The proposed rule, if adopted as proposed, would not apply to the Bank directly based on the Bank’s current asset size. The federal banking agencies may also re-evaluate applicable liquidity risk management standards, such as by reconsidering the mix of assets that are deemed to be high-quality liquid assets and/or how high-quality liquid assets holdings and cash inflows and outflows are tabulated and weighted for liquidity management purposes. Examiners at the federal banking agencies generally have increased their focus on levels of uninsured deposits, liquidity and contingency funding plans.

Although we cannot predict with certainty which proposed rules will be adopted or if other initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, including whether community banks such as the Bank would be impacted, any of the proposed or potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

Our customer activity is affected by changes in the state of the general economy and the financial markets, a slowdown or downturn of which could adversely affect demand for our loan services and our results of operations.

Our customer activity is intrinsically linked to the health of the economy generally and of the financial markets specifically. In addition to the economic factors discussed above, a downturn in the real estate or commercial markets generally, which might occur as a result of, among other things, an increase in unemployment, a decrease in real estate values, declining savings or a slowdown in housing demand, could cause our customers and potential customers to exit the market for real estate or commercial loans. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our residential and commercial loan products. If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our debt obligations, could be materially adversely affected.

Fiscal challenges facing the U.S. government could negatively impact financial markets which, in turn, could have an adverse effect on our financial position or results of operations.

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit of $31.4 trillion have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. The U.S. Department of Treasury projected that the U.S. government’s debt limit of $31.4 trillion would be reached in January 2023 and advised Congress that the U.S. Department of Treasury would need to take extraordinary measures to prevent default if such limit was reached; since then, the U.S. Department of Treasury has implemented a debt issuance suspension and curtailed its investment in certain governmental funds in response to the lack of legislation enacted to raise the U.S. government’s debt limit. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the United States from AAA to AA+. A further downgrade, or a similar downgrade by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide.

Risks Related to Credit

Changes in economic conditions, including continued inflation and the possibility of a recession, could cause an increase in delinquencies and nonperforming assets, including loan charge offs, which could depress our net income and growth.

Our loan portfolio includes primarily secured real estate loans, demand for which may decrease and delinquencies of which may increase during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, an increase in interest rates and a slowdown in housing. Significant ongoing financial risk continues to affect economic conditions in the United States as a whole and in the markets that we serve, including the risk of a recession. As a result of the economic uncertainty and should the economy worsen, we could experience higher delinquencies and loan charge offs, as well as increases in nonaccrual loans and loan modifications, which would reduce our net income and adversely affect our financial condition. In addition, a decline in real estate values as a result of adverse developments in the markets we serve could reduce the value of the real estate collateral securing our real estate loans, which could cause some of our real estate loans to be inadequately collateralized or affect our ability to sell such collateral upon foreclosure without a loss or additional losses. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our net income and adversely affect our financial condition.

Our concentration in residential real estate loans exposes us to risks.

At December 31, 2023 and 2022, one-to-four family residential real estate loans amounted to $1.1 billion and $1.4 billion, or 80% and 84%, respectively, of our total gross loans. Our nonperforming residential real estate loans decreased from $35.6 million at December 31, 2022 to $9.0 million at December 31, 2023. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. For example, in our residential lending markets in California, the current unemployment rate is higher than the national average. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of an economic downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Such declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a risk of loss if we sought to recover on defaulted loans by selling the real estate collateral.

Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operations and financial condition.

At December 31, 2023, our commercial real estate loans totaled $237.0 million, or 18 % of our total gross loans. Commercial real estate loans generally have more risk than residential real estate loans and generally have a larger average size compared to other types of loans, so losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations, vacancies or other events not under the control of the borrower. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Commercial real estate markets have been facing downward pressure since 2022 due in large part to higher interest rates, declining property values and a slowed transaction market. Accordingly, the federal banking agencies, including the OCC, have expressed concerns over weaknesses in the current commercial real estate market and have applied increased scrutiny to institutions with commercial real estate loan portfolios that are growing quickly or are large relative to an institution’s total capital. To address supervisory expectations regarding financial institutions’ handling of commercial real estate borrowers experiencing financial difficulties, in June 2023, the federal banking agencies issued an interagency policy statement addressing prudent commercial real estate loan accommodations, changes in accounting principles, and revisions and additions to commercial real estate loan workouts. Our failure to implement adequate risk management controls for commercial real estate credit underwriting and servicing, as well as related accounting processes, could adversely affect our business in this area.

A substantial majority of our loans and operations are in California, and therefore our business is particularly vulnerable to a downturn in the local economies in which we operate.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of December 31, 2023, approximately 80% of our loan portfolio was based in California with concentrations in the San Francisco and Los Angeles metropolitan areas of 56% and 24%, respectively. If the local California economies, and particularly local real estate markets, decline, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Similarly, catastrophic natural events such as earthquakes or wildfires could have a disproportionate effect on our financial condition. More, an ongoing financial slowdown within the technology industry may pose unique financial hardships to the San Francisco Bay Area due to industry concentration in the region, thus impacting the overall regional economy. As a result of this lack of geographic diversification in our loan portfolio, a downturn in the local economies generally and in real estate markets specifically could significantly reduce our profitability and growth and have a material adverse effect on our results of operations and financial condition.

Our allowance for credit losses may not be sufficient to cover losses in our loan portfolio, and any resulting increase in our allowance for credit losses or loan charge offs could decrease our net income.

As of January 1, 2023, we adopted the current expected credit loss model for accounting for the estimate of credit losses related to financial assets measured at amortized cost, including loan receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees and other similar instruments. Under the current expected credit loss model, the allowance for credit losses is established based upon our current estimate of expected lifetime credit losses, for which we use relevant available information related to past events, current conditions and reasonable and supportable forecasts. In determining the total allowance for credit losses, we calculate the quantitative portion of the allowance for credit losses using the Probability of Default/Probability of Attrition model, which is a logistic regression model, and add the qualitative adjustments to the model results along with the results from any individual loan assessments.

The determination of the appropriate level of allowance for credit losses is subject to various assumptions and judgments and requires us to make significant estimates of current credit risks and the collectability of loans, the value of real estate and other assets serving as collateral for the repayment of loans and future trends, all of which are subject to material changes. If our assumptions and estimates prove to be incorrect, the allowance for credit losses may not cover current expected credit losses in the loan portfolio at the date of the financial statements. Significant increases to the allowance for credit losses would materially decrease net income. Nonperforming loans may increase, and nonperforming or delinquent loans may adversely affect future performance. In addition, federal regulators periodically review the allowance for credit losses and may require an increase in the allowance for credit losses or the recognition of further loan charge offs. Any significant increase in our allowance for credit losses or loan charge offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

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

To help address the impact of the COVID-19 pandemic on the economy and financial markets, in March 2020 the FOMC reduced the benchmark federal funds rate to a target range of 0% – 0.25%, and the yields on 10- and 30-year Treasury notes declined to historic lows. However, in light of elevated inflation, a strong labor market and supply chain disruptions at the time, the FOMC significantly increased the target range for the federal funds rate from 0.00% – 0.25% to 5.25% – 5.50% over the period from March 2022 to July 2023, as the FOMC believed such increases in the target range would be appropriate to return target inflation to 2% over time. The FOMC has since paused increases to the target federal funds rate.

Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income or adversely affect our overall balance sheet mix or liquidity. Similarly, rising interest rates could also reduce the demand for certain loans or cause certain borrowers to repay loans slower. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs, a decrease in demand for our deposit products resulting in withdrawals of deposits from the Bank or a combination of the foregoing that may result in a further decrease of our balance sheet. To limit the extent of deposit withdrawals and maintain liquidity in a declining rate environment, we may need to maintain deposit rates at levels higher than the prevailing market rates, thus adversely impacting our net interest income. A decrease in interest rates can also create reinvestment risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities and repricing risk that our loans and debt securities may reprice at a faster pace than we may be able to reprice our deposits without significantly affecting the demand for our deposit products. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce our net interest margin and create financial risk for financial institutions like us. Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the mortgage loan or the underlying mortgages of the mortgage-backed security were originated, seasonal factors, demographic variables, prevailing market interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. In a high interest rate environment, prepayment rates tend to decrease and, therefore, the yield earned on our existing mortgage-related assets may remain constant or increase; however, were interest rates to fall, prepayments could increase, which could decrease the yield earned on our mortgage-related assets. This could adversely affect our net interest margin and, therefore, our net interest income.

The interest we earn on our assets is primarily from our residential real estate loans, which comprises 80% of our total gross loans at December 31, 2023 and 56% of the interest earned from all of our interest-earning assets for the year ended December 31, 2023. At December 31, 2023, 98% of our residential real estate loan portfolio and 92% of our total loan portfolio were adjustable-rate loans. To that end, 67% of our adjustable-rate residential real estate loans’ repricing dates are currently scheduled to occur within the next 12 months, 27% after 12 months and up to 60 months, and 6% thereafter. That is, in addition to the risk that the demand for residential mortgage loans may be greater than the demand for our deposit products in an environment where interest rates are falling, our existing loan portfolio may reprice into the prevailing lower market rates.

Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, demand for loans and deposits, and our overall results. We expect the operating environment to remain very challenging as the FRB continues to focus their efforts on the economy. We cannot predict future FRB actions or other factors that may cause interest rates to change. If we were to experience a decreasing interest rate environment where our cost of funds decreased slower than the yields on our loan portfolio, it may adversely affect our net interest income, net interest spread and net interest margin, and may cause us to change our operating leverage model or portfolio mix to compensate. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, geopolitical conflicts and instability in domestic and foreign financial markets. Such changes in interest rates could materially and adversely affect our results of operations and overall profitability.

An accelerated decrease in interest rates could reduce our net interest income and otherwise negatively impact our financial condition and results of operations.

Over the period from March 2022 to July 2023, the FOMC significantly increased the target federal funds rate from a range of 0.00% – 0.25% to 5.25% – 5.50%. At the FOMC’s September 2023 meeting, the FOMC paused its increases to the target federal funds range, citing a tightening labor market, low unemployment rate, and easing (but still elevated) inflation. The FOMC has signaled that it remains highly attentive to inflation, which remains above its target rate, and that it will take into account any lags with which its monetary policy affects economic activity and inflation. However, there remains uncertainty among economists with respect to the risk of an economic recession. Accordingly, in response to the pause in target federal funds rate increases in September 2023, Treasury yields have declined, with federal funds futures rates suggesting a decrease in rates as early as the second quarter of 2024.

Our balance sheet is currently in an asset-sensitive position. In the event of a significant decrease of the target federal funds rate by the FOMC in response to improved inflation outlook, particularly if at a similar pace at which the FOMC raised the target federal funds rate in 2022 and 2023, we may not be able to lower our deposit rates at a similar pace in order to avoid significant deposit withdrawals as customers seek the highest yield possible for their funds. A significant, rapid decrease in interest rates could affect (i) the demand of our deposit products; (ii) our liquidity position if our depositors were to withdraw their funds; (iii) the expected yield of our loan portfolio and debt securities; (iv) the average duration of our loan portfolio and debt securities; (v) the fair value of our financial assets and liabilities; and (vi) our balance sheet mix and composition. In addition, the lack of robust loan originations will inhibit our ability to reinvest loan prepayments that occur as interest rates decline in interest earning assets at the higher end of the yield curve, thus either narrowing our interest rate spread and net interest margin or resulting in further significant decline in the size of our balance sheet. As a result, interest income may decline much more quickly in response to market rate declines than our interest expense, which would reduce our net interest income and adversely impact our financial condition and results of operations.

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our investment securities to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits such as money market funds, we will lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Moreover, depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. In the event such restrictions on interest rates paid on deposits become applicable to us, we may need to reduce our interest rates paid on a segment of our deposits, which could result in deposit withdrawals. In addition, as of December 31, 2023, approximately 22% of our total deposits are not FDIC-insured, and a significant portion of those deposits could be withdrawn in the event of volatile economic conditions. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher cost borrowings.

Other primary sources of funds consist of cash flows from operations, from the repayment of loans and from the maturities and principal receipts of investment securities. Additional liquidity is provided by our ability to borrow from the FHLB of Indianapolis or our ability to sell portions of our loan portfolio. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the ability to sell mortgage portfolios as a result of a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

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

As a result of the guilty plea and criminal conviction pursuant to our Plea Agreement with the DOJ, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act. These provisions prohibit an issuer from offering or selling securities in a private placement in reliance on Regulation A for certain small offerings and Regulation D for certain private placement transactions for a period of up to ten years under certain circumstances if, among other things, the issuer has been convicted of any felony or misdemeanor, or other “disqualifying event” under the rule. The SEC or the court may waive such disqualification upon a showing of good cause that disqualification is not necessary under the circumstances for which the safe harbor exemptions are being denied. Absent a waiver, we will be restricted in our ability to raise capital in a private placement in reliance on Regulation A or Regulation D, although we would remain eligible as an SEC registrant to access the equity capital markets through an SEC-registered offering or through another exemption from the registration requirements. We have submitted to the SEC a waiver request from the “bad actor” disqualifications. There is no assurance that the SEC will grant this request. If the SEC were to deny our waiver request, we will be limited in our ability to raise capital through a private placement under Regulation A or Regulation D. The application of the “bad actor” disqualifications to us could make capital raising more costly or inhibit our ability to raise capital. Reduced or more costly access to capital could inhibit our ability to pursue certain strategic alternatives for adding new products and services and potentially grow our balance sheet. Reduced or more costly access to capital is particularly critical to our ability to pursue certain strategic alternatives because the Bank reduced its excess capital when it distributed $90.0 million as a dividend to the Company in 2023 to fund the redemption of the Subordinated Notes and the restitution payment due under the Plea Agreement, both of which reduced the Bank’s excess capital and which otherwise could have supported future growth. Reduced access to capital also could adversely impact our ability to comply with regulatory capital requirements in the event of adverse economic circumstances in which we were to incur financial losses. Therefore, the failure to obtain a waiver of the “bad actor” disqualification could have an adverse impact on our business, financial condition and results of operations.

We rely on external financing to fund our operations, and the failure to obtain such financing on favorable terms, or at all, in the future could materially and adversely impact our growth strategy and prospects.

We rely in part on advances from the FHLB and brokered deposits to fund our operations. Although we consider such sources of funds adequate for our current needs, we may need to issue additional debt or equity in the future to (i) restore capital that has been depleted due to adverse results from and costs to defend government investigations and litigation, (ii) restore capital that may be depleted in the future due to other risks identified herein, and (iii) fund future growth. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require regulatory approval. In addition, we currently are required to obtain the prior approval of the FRB in order for the Company to issue any new debt. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain regulatory approval, our capital base, growth strategy and future prospects could be materially and adversely impacted.

If the market for the sale of our mortgage loans to the secondary market were to significantly contract, or if purchasers were to lose confidence in the quality of our loans, our net income would be negatively affected and our ability to manage our balance sheet would be materially and adversely affected.

From time to time, we manage our liquidity and balance sheet risk by selling loans in our mortgage portfolio into the secondary market. If the market for our mortgages were to contract or our counterparties were to lose confidence in our asset quality, we would lose a key piece of our liquidity strategy and would need to find alternative means to manage our liquidity that may be less effective. In addition, in connection with residential mortgages packaged for sale in the secondary market, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2023, we had repurchased such loans with an aggregate unpaid principal balance of $309.1 million and had outstanding commitments to repurchase an additional $16.9 million through July 2025. At December 31, 2023, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties totaled $33.0 million. If we experience loan repurchase demands in excess of what we have anticipated, our liquidity, capital ratios and financial condition may be materially and adversely affected.

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

As of December 31, 2023, approximately 22% of our total deposits of $2.0 billion were not insured by the FDIC. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

In addition, because the fair value of our available for sale investment securities decreases when interest rates increase, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. At December 31, 2023, our accumulated other comprehensive loss related to unrealized net losses on investment securities was $15.2 million, which currently does not impact our regulatory capital ratios. However, should we sell all or a material portion of our investment securities portfolio to increase liquidity in the face of depositor withdrawals in the current interest rate environment, we may recognize significant losses that would, in turn, reduce our regulatory capital position. Under such circumstances, we may access funding from sources such as the FRB’s discount window to manage our liquidity risk and mitigate the risk to our regulatory capital position.

The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition.

Risks Related to the Advantage Loan Program

Our guilty plea and criminal conviction pursuant to the Plea Agreement may harm our reputation, harm our ability to engage with certain third parties and disqualify us from certain safe harbor exemptions from offering or selling our securities, and the failure to comply with the terms of the Plea Agreement may subject us to further prosecution.

In July 2023, the Company was convicted of one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 Registration Statement for its initial public offering and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019, all in accordance with the Plea Agreement entered into earlier in the year. In addition to the reputational risk and the negative publicity we have already received regarding the Advantage Loan Program, our criminal conviction pursuant to the Plea Agreement may cause further damage to our reputation in the communities we serve. Further, our criminal conviction pursuant to the Plea Agreement may cause third parties, including certain quasi-governmental agencies or exchanges, to elect to cease doing business with us, where they have the discretion to do such. Any such damage to our reputation and our ability to conduct business with third parties could materially adversely affect our business, results of operations and financial condition.

In addition, as a result of the guilty plea and criminal conviction pursuant to our Plea Agreement with the DOJ, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act, which prohibit an issuer from offering or selling securities in a private placement that rely on such exemptions. See “—Risks Related to Liquidity” for further detail. Furthermore, if the Company were to breach the Plea Agreement, the Company would be subject to prosecution for any known or newly discovered criminal violations, including additional charges. In such an event, our ability to develop or introduce new loan products would once again be curtailed and become uncertain, which would have an adverse impact on our business and results of operations.

We continue to incur costs in connection with our ongoing cooperation with government investigations of certain individuals involved with the now-terminated Advantage Loan Program, including claims from individuals for advancement of expenses and indemnification for which our D&O Insurance covering such matters has recently been exhausted.

The Company and the Bank were previously under investigations by the DOJ and the OCC focused on the Bank’s now-terminated Advantage Loan Program and related issues. Although the investigations targeting the Company and the Bank have been finally resolved, the DOJ and the OCC continue to investigate certain individuals involved with the now-terminated Advantage Loan Program. The Company and the Bank continue to fully cooperate with these government investigations. This cooperation typically takes the form of production of documents and interviews of current and former employees and directors. Other government agencies also may request information or conduct investigations into the Advantage Loan Program and related matters. As we continue to cooperate with these investigations, we may incur costs and/or expenses as a result of our cooperation with any such investigations. In addition, management’s time and resources may be diverted to address requests made by the DOJ or the OCC in connection with such investigations.

In addition, as these matters have proceeded or concluded, as applicable, over the past three years, we have received claims from current and former directors, officers and employees, as well as from our controlling shareholder, Scott J. Seligman, for the advancement or reimbursement of legal fees under applicable provisions of the Company’s and the Bank’s respective charters and bylaws, as well as pursuant to applicable law. In some instances, we have determined that advancement and indemnification is not consistent with applicable law and have denied those requests. The officers and directors that we have not deemed eligible for advancement and indemnification may commence legal action against us seeking such advancement and indemnification, and several have threatened to do so. Should such actions commence, there is no assurance that we would be successful in any defense thereof, and such actions, if ultimately successful, may have a material adverse impact on our financial condition and results of operations.

Furthermore, our D&O Insurance is exhausted, with our final payment received in December 2023. However, to the extent the government investigations with respect to individuals continue and involve the cooperation of individuals entitled to advancement and indemnification, we are likely to continue to receive and pay such claims in accordance with our legal obligations but for which we no longer have insurance. However, to the extent we deny claims for advancement or reimbursement in accordance with applicable law, individuals may be able to directly access additional insurance policies available only to the individuals and not the Company. We cannot predict how long these government investigations may continue or project the amount of claims for advancement or reimbursement of legal fees we may receive. Because our D&O Insurance is now exhausted, to the extent we are not permitted to deny advancement or reimbursement or otherwise elect to advance or reimburse individuals, we must pay these expenses as they are incurred. Thus, the prolonged continuation of governmental investigations into certain individuals is expected to have a material adverse impact on our financial condition and results of operations.

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

Under the current Administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. Of note, the Director of the CFPB has indicated that the CFPB will prioritize enforcement of the Equal Credit Opportunity Act, as implemented by the CFPB’s Regulation B, which prohibits discrimination in any aspect of a credit transaction. To that end, in March 2022, the CFPB revised its Supervision and Examination Manual to explicitly incorporate anti-discrimination considerations in respect of evaluations of potential unfair, deceptive or abusive acts and practices. Although the Supervision and Examination Manual is not applicable to the Bank due to its asset size, the CFPB’s action represents not only a continuation of the agency’s commitment to a more aggressive enforcement approach, but also a shift in supervision and examination policy and procedure that may result in the commencement of enforcement actions against financial institutions involving a broader range of cited violations of the federal consumer financial laws and expanded allegations of unfair, deceptive, or abusive acts and practices. In addition, the CFPB—with the support of the current Presidential Administration—launched an initiative to scrutinize so-called consumer “junk fees.” In 2023, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered such institutions to pay consumer restitution and civil money penalties. In these cases, the CFPB found that institutions systematically and repeatedly charged fees to customers within insufficient funds in their accounts, imposed overdraft fees without adequate disclosures, charged overdraft fees without proper consent and misled customers about the terms and cost of overdraft coverage. Also, as part of this effort, the CFPB has taken action to constrain “pay-to-pay” fees, announced a rulemaking proceeding on credit card late fees and issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees. The CFPB expects to commence a rulemaking addressing overdraft fee practices in the coming months.

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

We are subject to the regulatory capital rules implemented by the U.S. federal banking agencies in accordance with Basel III regulatory capital reforms and the Dodd-Frank Act. The regulatory capital rules are generally applicable to all U.S. banks as well as to unitary thrift holding companies with assets over $1 billion, such as the Company. The regulatory capital rules establish minimum regulatory capital ratios, including a common equity Tier 1 capital ratio, and require maintenance of a capital conservation buffer. The rules prescribe criteria that capital instruments must meet in order to be considered additional Tier 1 and Tier 2 capital for the purposes of the above requirements.

In order to be a well capitalized depository institution under the regulatory capital rules, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. Further, qualifying community banking organizations may elect to utilize the CBLR framework, which provides a simplified measure of capital adequacy. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. The Company and the Bank have each elected to comply with the CBLR framework, effective as of January 1, 2023. Although we have benefitted from this election in terms of our ability to add a variety of assets to our consolidated balance sheet without the need to evaluate the highly complicated regulatory risk weight weighting system, our election may require us to maintain an overall higher capital base, potentially limiting our future total growth opportunities.

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could materially adversely affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial condition, generally.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency policies and priorities.

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner. Congressional oversight has been and likely will continue to be prominent in Congress. Congressional committees with jurisdiction over the financial services sector have pursued oversight in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and increasing oversight of bank mergers and acquisitions and establishing a regulatory framework for digital assets. We believe the prospects for the enactment of major banking reform legislation under the current Congress are unlikely at this time. However, the federal banking agencies continue to pursue a full rulemaking agenda, which was enhanced following the bank failures in the first half of 2023. These initiatives have included enhanced capital regulations for the largest banking organizations and enhanced risk management and resolution planning requirements for mid-size and regional banking organizations. It is not yet known whether or to what extent community banks will be impacted by much of this rulemaking.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. All institutions insured by the FDIC must publicly disclose their rating. As discussed in “Item 1. Business — Supervision and Regulation — Federal Banking Regulation — CRA and Fair Lending Laws,” in October 2023, the federal banking agencies issued a joint final rule to revise the regulations implementing CRA. The Bank is considered a “large bank” under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing and community development services tests in respect of our compliance with the statute and rule. The final rule also imposes certain data reporting requirements that will apply to the Bank. As we prepare for implementation of the final rule, we expect to incur increased compliance costs, and we may be exposed to compliance-related risks after the final rule has been implemented in full.

The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the CFPB, the Department of Housing and Urban Development and other regulators. Under the fair lending laws, we may be liable if our policies result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers and may also be subject to investigation by the DOJ. A successful challenge to our institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation.

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

As a matter of policy, the FRB expects bank holding companies and unitary thrift holding companies to act as a source of financial and managerial strength for their subsidiary banks and to commit resources to support such subsidiary banks. The Dodd-Frank Act codified the FRB’s policy on serving as a source of financial strength. As a result of the Bank’s election to operate as a covered savings association, Sterling Bancorp is treated as a bank holding company for most regulatory purposes; however, the source of strength applies to Sterling Bancorp in any case. Under the source of strength doctrine, the FRB may require a unitary thrift holding company to make capital injections into a troubled subsidiary bank and may charge the unitary thrift holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a unitary thrift’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. The requirement that we serve as a source of strength to our Bank may be exacerbated by OCC requirements to maintain certain capital requirements at the bank level and we may not be able to access the necessary funds to do so, which would further materially adversely affect our business, financial condition and results of operations.

Recent actions by the U.S. government regarding competition in the financial services and technology sectors may adversely impact our business.

In July 2021, an Executive Order on Promoting Competition in the American Economy was issued. Among other initiatives, this Executive Order (i) encouraged the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act of 1956, as amended, and the Bank Merger Act and, within 180 days of the date of the Executive Order, adopt a plan for revitalization of such practices; and (ii) directed the CFPB to commence or continue a rulemaking to facilitate the portability of consumer financial transaction data for the purpose of providing consumers with greater flexibility in switching financial institutions and using innovative financial products. In addition, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. In addition, in December 2023, the Federal Trade Commission and DOJ jointly issued the 2023 Draft Merger Guidelines, which represent a significant revision of the regulatory framework for merger enforcement and are designed to address business markets and practices in the modern economy, while also strengthening the agencies’ oversight of mergers that may violate the federal antitrust laws. The federal banking agencies continue to deliberate on potential enhancements to the regulatory standards governing bank mergers and acquisitions. Any enhanced regulatory scrutiny of bank mergers and acquisitions and the revision of the framework for merger application review may adversely affect the marketplace for such transactions. Any such enhanced scrutiny or new rules that possibly limit the size of financial institutions may adversely impact certain strategic alternatives that may be available to us, including possibly combining with a larger financial institution.

With regard to CFPB rulemaking activity addressing financial transaction data portability, in October 2023, the CFPB announced a proposed rule regarding personal financial data rights that is designed to promote data portability and “open banking.” The adoption of a final rule could result in increased volatility of consumer accounts and expose the Company to additional operational, strategic, regulatory and compliance risks.

Risks Related to Competition

Strong competition within our market areas or with respect to our products and pricing may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer and/or deposit accounts with higher interest rates than we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

Our ability to grow in the future relies in part on growth in the communities we serve and our ability to develop relationships in particular locations, and we expect to continue to face strong competition from competitors in all of our markets. In addition, our competitors may seek to benefit from the recent negative publicity surrounding our termination of the Advantage Loan Program and target our customers. If we fail to compete effectively against our competitors, we may be unable to expand our market share in our existing markets, and we may be unable to retain our existing market share in key growth markets or in those markets in which we have traditionally had a strong presence. Failure to protect our market share on a regional level or to grow our market share in key growth markets and product categories could have a material adverse effect on our overall market share and on our profitability. Furthermore, we suspended all residential loan originations in early 2023, though we may decide to resume originating residential real estate loans in connection with our current strategic planning process. If we decide to reenter the residential loan origination market, the extensive competition in this space will make reentry more difficult, which may adversely affect our ability to be successful.

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

We are a community bank, and our reputation is one of the most valuable components of our business. Negative publicity over the past four years regarding the Advantage Loan Program, including our criminal conviction for securities fraud pursuant to the terms of the Plea Agreement, has caused substantial damage to our reputation in the communities we serve, and the outcome of the government investigations may further damage our reputation. Significant harm to our reputation can arise from various other sources, including officer, director or employee misconduct; actual or perceived unethical behavior; conflicts of interest; security breaches; litigation or regulatory outcomes; compensation practices; failing to deliver minimum or required standards of service and quality; failing to address customer and agency complaints; compliance failures; unauthorized release of personal, proprietary, sensitive or confidential information due to cyberattacks or otherwise; perception of our ESG practices and disclosures; and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by institutions or individuals in the industry also can adversely affect our reputation indirectly, by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operations and financial condition.

We must keep pace with technological change to remain competitive and introduce new products and services.

Financial products and services have become increasingly technologically driven. Our ability to meet the needs of our customers competitively and introduce new products in a cost-efficient manner is dependent on the ability to keep pace with technological advances, to invest in new technology as it becomes available, establish and implement adequate risk management processes related to new technology and to obtain and maintain related essential personnel. Many of our competitors have already implemented critical technologies and have greater resources to invest in technology than we do and may be better equipped to market new technologically driven products and services. In addition, we may not have the same ability to rapidly respond to technological innovations as our competitors do. Furthermore, the introduction of new technologies and products by financial technology companies and financial technology platforms, including the potential utilization of blockchain technology to provide alternative high speed payment systems and the adoption of artificial intelligence, may adversely affect our ability to obtain new customers and successfully grow our business. The increased demand for, and availability of, alternative payment systems and currencies not only increases competition for such services, but has created a more complex operating environment that, in certain cases, may require additional or different controls to manage fraud, operational, legal and compliance risks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. For example, in recent years, the OCC has begun to accept applications from financial technology companies to become special purpose national banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries and the ability to engage in transactions across multiple jurisdictions are appealing to certain consumers, notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present, are not subject to the extensive regulation as banking organizations and other financial institutions—have become active competitors for our customers’ banking business. Further, the initiative by the CFPB to promote “open and decentralized banking” through its proposal of a personal financial data rights regulation could lead to greater competition for products and services among banks and nonbanks alike. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income and the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Other Risks Related to Our Business

Our future success depends on our ability to identify, attract and retain key employees and other qualified personnel.

We have undergone significant effort to strategically hire new employees and retain existing employees, while also continuing to explore exiting certain unproductive or ancillary activities. However, we may not be successful in retaining our key employees, or replacing contract employees or departed employees, and the unexpected loss of services of one or more of our officers or directors could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience and the difficulty of finding qualified replacement personnel. Our ability to successfully and strategically hire and retain appropriate personnel is particularly critical to our ability to pursue and support the implementation of any new strategic plan. We recognize that the banking industry is competitive and replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in the banking industry. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of key employees.

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

Third-party vendors provide key components of our business infrastructure and our technology framework, such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully in accordance with supervisory requirements, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense. These third-party vendors are also subject to the same cyber risks and other risks that we encounter. These third-party risks continue to be an area of supervisory focus, so we will need to ensure the proper framework is in place to address them.

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

Although we have implemented and intend to continue to implement and enhance security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful in deterring or mitigating the effects of every cyberthreat that we face. In addition, advances in computer capabilities, new discoveries in the field of cryptography, quantum computing, artificial intelligence or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect client transaction data, other customer data and employee data. Any successful cyberattack or other information security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyberattack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Company’s business, financial condition or results of operations and damage its reputation.

Cyberattacks, including those targeting critical infrastructure sectors, have become more frequent and sophisticated.

Risk related to cybersecurity remains elevated as cyberattacks evolve and have a greater and more pervasive economic impact. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyberattacks, including attacks emanating from foreign countries such as the attack on the information technology company SolarWinds, which affected many Fortune 500 companies as well as U.S. government agencies. We have previously experienced cyberattacks on our business, none of which have had a material effect on our business or operations, and expect to continue to be the target of future cyberattacks.

Cyberattacks involving large financial institutions, including distributed denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, and targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated and can be difficult to prevent. In particular, there has been an observed increase in the number of distributed denial of service attacks against the financial sector over the past year, which increase is believed to be partially attributable to politically motivated attacks as well as financial demands coupled with extortion. In addition, other recent threat trends have shown more sophisticated cyberattacks on financial systems throughout the United States, with an increase in business email compromises targeting executives. Reports of ransomware incidents specifically have increased in recent years and information technology software supply chain attacks, including those involving financial institutions, also have increased during this period, some of which have resulted in temporary, but impactful, disruptions to the functioning of critical infrastructure sectors or the operations of specific financial institutions. Threat actors are increasingly seeking to target vulnerabilities in software systems and weak authentication controls used by large numbers of banking organizations to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. In addition, cybersecurity risks for financial institutions have evolved as a result of the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which increases operational risk and presents the potential for additional structural vulnerabilities. As such, a single cyberattack is now able to compromise hundreds of organizations and affect a significant number of consumers. In addition, the ongoing and widespread remote work environment that has resulted from the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.

Further, the military invasion of Ukraine by Russian forces may impact our exposure to cybersecurity risk. The U.S. government has warned institutions operating in critical sectors, such as the financial services sector, of the potential for Russia to engage in malicious cyber activities in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia. Institutions that provide critical services, including all members of the financial sector such as the Company and the Bank, have been encouraged by the Administration and the federal banking agencies to enhance cyber-defense systems and take steps to further secure their data in anticipation of potential malicious cyber activity by the Russian government or other Russian actors.

Any successful cyberattack or other security breach involving the misappropriation, loss, leak or other unauthorized disclosure of sensitive or confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyberattack may also subject us to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect our business, financial condition or results of operations and damage its reputation. Additionally, any failure by us to communicate cyberattacks or other security breaches appropriately to relevant parties could result in regulatory and reputational risk.

Other potential attacks have attempted to obtain unauthorized access to sensitive or confidential information or destroy data, often through the introduction of computer viruses or malware, cyberattacks and other means. To date and to the best of our knowledge, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized sensitive, confidential or proprietary information. An interception, misuse or mishandling of personal, sensitive, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

We and our borrowers in our California communities may be adversely affected by earthquakes, floods or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

The majority of our branches are located in the San Francisco and Los Angeles, California metropolitan areas, which in the past have experienced severe earthquakes, floods and wildfires. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our branches, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time in the San Francisco and/or Los Angeles, California metropolitan areas. The disaster recovery and business continuity plan that we have in place currently is limited and is unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

We are subject to ESG risks that could adversely affect our reputation and the market price of our securities.

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

U.S. financial regulatory authorities recently have sharpened their focus on the risks posed by climate change to the financial sector and the institutions within it. In October 2021, the Financial Stability Oversight Council, whose members include the federal banking agencies (including the OCC), published a report on climate-related financial risk. In that report the Financial Stability Oversight Council concluded, for the first time, that climate change represents an emerging and increasing threat to U.S. financial stability. Accordingly, Financial Stability Oversight Council has recommended that its member agencies accelerate their existing efforts to further assess climate-related risks to financial stability, enhance financial institutions’ climate-related disclosure obligations, improve upon the availability of and access to actionable climate-related data for use in measuring and assessing climate-related financial risk, and expand upon existing capacity and expertise to ensure that climate-related financial risks are identified and managed properly. Further, in November 2021, the leadership of the OCC and FRB announced their support for the Glasgow Declaration issued by the Network of Central Banks and Supervisors for Greening the Financial System, which is comprised of over 100 central banks and supervisors from across the global financial system, in which the Network of Central Banks and Supervisors for Greening the Financial System expressed its members’ commitment to improve the resilience of the financial system to climate-related and environmental risks and set forth a number of targeted workstreams to be undertaken in the coming years in order to do so.

Consistent with the objectives outlined above, the leadership of each of the OCC, FRB and the U.S. Treasury Department has emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks; is in the process of enhancing supervisory expectations regarding banks’ risk management practices; and has indicated increased expectations for larger financial institutions to measure, monitor and manage climate-related risk as part of their enterprise risk management processes. In October 2023, the federal banking agencies issued interagency guidance on principles for climate-related financial risk management for banks with total assets of over $100 billion. The largest banks are encouraged to address the climate-related risks that they face by accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, evaluating the impact of climate change on their borrowers, considering possible changes to underwriting criteria to account for climate-related risks to mortgaged properties, incorporating climate-related financial risk into their internal reporting and monitoring and escalation processes, planning for transition risk posed by the adjustments to a low-carbon economy and investing in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would expect to experience increased compliance costs and other compliance-related risks.

In March 2024, the SEC adopted a rule requiring registrants, such as the Company, to disclose climate-related information (including, among other things, governance, strategy, risk mangement, climate-related goals and greenhouse gas emissions metrcis) in their periodic reports. The new rules are extensive with multiple efftective dates based on the registrant’s filing status, with the first disclosures by the Comnpany likely due with its Annual Report on Form 10-K for fiscal year 2026. We are beginning to evaluate the impact of the new rules, and we may incur increased costs in order to comply with them.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global community has increased its political and social awareness surrounding the issue and have entered into international agreements in an attempt to reduce global temperatures, such as the Paris Agreement, which the United States re-joined as of February 2021. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Such measures may also result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require the Company to upend significant capital and incur compliance, operating, maintenance and remediation costs. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact and present certain unique risks to us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2023, we owned available for sale debt securities with a carrying value of $419.2 million, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. Our available for sale debt securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available for sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to record an allowance for credit losses related to these securities. This could have a material impact on our results of operations.

Our critical accounting policies and estimates, risk management processes and controls rely on analytical and forecasting techniques and models, management judgments and assumptions about matters that are uncertain and may not accurately predict future events.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for credit losses and the fair value of financial instruments. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the allowance for credit losses provided or reduce the carrying value of an asset measured at fair value. Any of these could have a material adverse effect on our business, financial condition or results of operations.

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

Scott J. Seligman and others of his family were the original founders of the Bank, and Mr. Seligman has had a variety of senior roles and positions over the course of many years. Prior to 2000, he served as a member of the Bank’s board and as chief executive officer of the Bank. After 2000 and through December 31, 2019, he served as a consulting director to the board of the Bank and retained the title of vice president of the Company. In these roles, Mr. Seligman participated in the conduct of the affairs of the Bank and had a significant influence over the Bank’s operations. In addition, Mr. Seligman previously caused the Bank to engage in various transactions with other Seligman-controlled businesses. Mr. Seligman resigned from his positions as consulting director to the board of the Bank and as vice president of the Company, effective December 31, 2019.

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

Our ability to pay dividends is restricted by applicable law and regulations and depends on the success of both Sterling Bancorp, Inc. and the Bank.

Our ability to pay cash dividends is restricted by the applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. Under Michigan law, Sterling Bancorp, Inc. is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders.

Sterling Bancorp, Inc. is a separate and distinct legal entity from the Bank that receives substantially all of its revenue through the Bank. Dividends from the Bank are the principal source of funds used by Sterling Bancorp, Inc. to pay cash dividends. Our current capital plan contemplates we will not pay dividends to holders of our common stock during 2024 or 2025. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations and contractual restrictions, at both Sterling Bancorp, Inc. and the Bank and on a consolidated basis, and any other factors that our board of directors may deem relevant, and we can provide no assurance that we will pay any dividends to our shareholders in the future. The Bank is required to seek the non-objection of the FRB to pay dividends to the Company and, under certain circumstances, may be required to obtain the prior approval of the OCC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have established an Information Security department within our Risk Management department that is independent of the Information Technology department. Furthermore, we have a documented Information Security Strategy that guides the Information Security teams and business departments across the Company. The Information Security Strategy incorporates the external landscape, risk assessments, Company’s strategy, information technology strategy and other inputs.

Our appetite for cybersecurity risk is established within our enterprise risk appetite. We undertake an information technology risk assessment annually. This assessment considers our information assets, the potential threats/risks to those assets and the effectiveness of existing controls to identify and assess inherent and residual levels of information security risks. This assessment also identifies any control gaps that may exist and informs appropriate mitigation strategies to conform to our appetite for cybersecurity risk. Remediation plans for any identified gaps are monitored by management quarterly. Results from this risk assessment may affect changes in the Information Security Strategy and information security budget. Annually, we engage a third-party audit firm specializing in information technology audits to review the risk assessment and our Information Security Program overall as part of our information technology general controls audit.

We have previously experienced cybersecurity incidents, from time to time. These incidents have not materially affected our business strategy, results of operations or financial condition. We are not currently aware of any cybersecurity incidents that would have a material effect on our business strategy, results of operations or financial condition.

We use a security framework to guide our overall security posture, which has helped us develop and enhance our Information Security Policy, Incident Response Policy and Business Continuity Policy. These policies guide us in our effort to manage and control information technology risk and to define and communicate information security responsibilities and accountability throughout the Company. These policies also set the requirements to help ensure that we safeguard our data and information systems to reduce risk and minimize the effect of potential incidents. These policies are supported by written standards and procedures that ensure conformity with the policies that the board of directors has set forth.

Pursuant to our Incident Response Policy, we have adopted a written Incident Response Plan that documents employee and management responsibilities, incident classifications and the procedures to be followed during a cybersecurity incident. The Incident Response Plan is tested annually through a tabletop exercise led by a third-party vendor who assists in developing and executing the exercise.

We have a documented Third-Party Risk Management Policy and Program to ensure that our vendor relationships are assessed, monitored and documented appropriately. It is our policy to exercise appropriate oversight and risk management of the activities conducted through significant third-party relationships, taking into consideration the nature, magnitude, complexity and risk potential of the arrangement. Vendors are monitored for cybersecurity issues during the initial onboarding processes and on an ongoing basis. We may review or require a SOC 2 Type 2 report, cybersecurity controls, cyber insurance and monitoring frequency depending on our assessment of the risk of any vendor.

Management performs ongoing monitoring of the Information Security Program with a range of reports and tools that are commensurate with our risk profile. These reports and tools ensure the program continues to comply with all policies related to information technology risk and information security.

We have engaged a third-party provider that manages and monitors our Security Operations Center, including our firewall and intrusion detection and prevention system. Additionally, management has engaged a separate vendor to monitor and manage endpoint detection and response applications on all Company devices, including workstations, laptops and servers.

Additional controls include vulnerability scanning, identity and access management, mobile device management and other various security controls. We also conduct periodic phishing tests and social awareness training for all employees, which include how to report and escalate suspected incidents.

Information security metrics are reported quarterly to the Information Technology Steering Committee, the Enterprise Risk Management Committee and the Board Risk Committee to provide evidence of the effectiveness of these controls and tools. Any identified specific gaps in the controls are sent to management quarterly until resolved.

Cybersecurity Governance

Cybersecurity risks and activities are reported quarterly to the Information Technology Steering Committee and the Enterprise Risk Management Committee. The Bank’s chief risk officer and interim chief information officer are part of the Information Technology Steering and Enterprise Risk Management Committees. The Bank’s chief risk officer has over 15 years of experience managing the supervision of Information Security risks for financial institutions. The Bank’s interim chief information officer has over 30 years of experience managing technology.

We have also employed a chief information security officer who reports to the chief risk officer. The chief information security officer is responsible for information security, information technology risk management, vendor management and business continuity programs. The chief information security officer holds a graduate degree in cybersecurity and numerous information security certifications, including certified information systems security professional, certified information security manager, certified cloud security professional and qualified technology expert. Additionally, the chief information security officer has worked in the information security field for over 20 years within several financial institutions, implementing cybersecurity strategies, programs, policies and procedures.

Our Board Risk Committee generally meets quarterly and is responsible for overseeing cybersecurity risk and our information security program, including cybersecurity, and ensuring the continued development of the program as the Company grows and cyber and information risk exposures change. At each Board Risk Committee meeting, the chief information security officer presents information security metrics and any updates to the Information Security Program. New and changing cybersecurity risks are discussed when needed. The chair of the Board Risk Committee also serves as a board member and previously served as the chair and interim chief executive officer of the Information Systems Audit and Control Association. As a board member of the Information Systems Audit and Control Association, she is a member of their Audit and Risk Committee, Compensation and Human Capital Committee and Governance and Nominating Committee. All cybersecurity-related policies are reviewed and approved annually by the chief information security officer, chief risk officer, Enterprise Risk Management Committee, Board Risk Committee and the board of directors.

ITEM 2. PROPERTIES

Our corporate headquarters is located at One Towne Square, Suite 1900, Southfield, Michigan 48076. In addition to our corporate headquarters, we operate 19 branch offices located in the San Francisco metropolitan area, six branch offices in the Los Angeles metropolitan area, one branch office located in New York City and one branch office located in Southfield. We lease our corporate headquarters and each of our retail branch offices at what we believe to be market rates.

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

On February 28, 2024, we had 82 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

Prior to March 2020, we paid dividends to our shareholders from time to time. In March 2020, in connection with the issues giving rise to an internal review of the Company’s former loan product, we announced the suspension of the payment of dividends. We have not declared or paid dividends since then. Our current capital plan contemplates that we will not pay dividends to shareholders during 2024 or 2025. Our dividend policy and practice may change at any time. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, captial requirements, banking regulations and contractual restrictions, at both Sterling Bancorp, Inc. and the Bank and on a consolidated basis, and any other factors that our board of directors may deem relevant. Refer to “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions” for a discussion of our dividend payment restrictions.

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended December 31, 2023, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended December 31, 2023, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
October 1 - 31, 2023	—	$—	—	$19,568,117
November 1 - 30, 2023	373	5.89	—	19,568,117
December 1 - 31, 2023	1,282	5.74	—	19,568,117
Total	1,655	$5.78	—
(1)	These shares were purchased from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended December 31, 2023.
(2)

In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At December 31, 2023, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program. We are currently required to obtain approval of the FRB prior to engaging in a repurchase of our common stock other than a purchase of shares to satisfy income tax withholding requirements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. Forward-looking statements in this Management’s Discussion and Analysis are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. See “Cautionary Note Regarding Forward-Looking Statements” above and “Item 1A. Risk Factors” for discussions of these risks and uncertainties. A comparative discussion of results of operations for the years ended December 31, 2022 and 2021 is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and is incorporated by reference herein.

Company Overview

We are a unitary thrift holding company incorporated in 1989 and headquartered in Southfield, Michigan and our primary business is the operation of our wholly owned subsidiary, Sterling Bank. Through Sterling Bank, we currently originate commercial real estate loans and commercial and industrial loans, and provide deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans.

The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan.

Executive Summary

In 2023, all remaining governmental investigations into us with respect to our former Advantage Loan Program were resolved. This, along with our election to be a covered savings association which became effective in the third quarter of 2023, has allowed the board of directors to commence a full evaluation of our business and strategic alternatives.

We have engaged a consulting firm to help us develop a comprehensive strategic plan that we expect will include the incorporation of new banking products and services in light of our new status as a covered savings association. We have not yet established fixed timelines or milestones for the completion of this process, and we expect that any repositioning of the Bank pursuant to the resulting plan will take significant time and expense. As part of this strategic planning process, the Company has also engaged a financial advisor to assist the board of directors explore and evaluate potential strategic alternatives. Some of the possible strategic alternatives the board of directors may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets and a recapitalization.

The board of directors has met multiple times in 2023 to discuss preliminary reports from the Company’s consulting firm and financial advisor, and currently believes that prevailing economic conditions and the lack of a robust capital market for community banks create significant limitations on pursuing a new strategic direction. The creation of new banking products and services focused on the California market will be expensive to build out and challenging to recruit and retain appropriate additional personnel to pursue and support. Further, the Company would require access to capital markets that would allow the Company to efficiently raise capital to cover the significant expense of a new platform buildout without unreasonable dilution of the existing shareholder base. Accordingly, the board of directors has elected to be patient and wait for market conditions to improve before pursuing these strategies, and will continue to evaluate new banking products and services alternatives. The Company will evaluate further balance sheet strategies to manage interest rate and liquidity risk with the primary goal of preserving capital.

We also remain focused on our efforts to de-risk our balance sheet, including maintaining our focus on credit quality and exploring alternative sources of loan production, which could include purchasing loan pools and loan participations.

Overview of 2023 Performance

Selected Financial Data

The following table sets forth our financial information for the years indicated.

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands, except per share amounts)
Income Statement Data:
Interest income	$126,789	$99,932	$116,541
Interest expense	61,830	21,130	25,361
Net interest income	64,959	78,802	91,180
Provision for (recovery of) credit losses	(8,527)	(9,934)	(8,265)
Net interest income after provision for (recovery of ) credit losses	73,486	88,736	99,445
Non‑interest income	2,786	1,347	5,806
Non‑interest expense	65,710	97,648	72,218
Income (loss) before income taxes	10,562	(7,565)	33,033
Income tax expense	3,149	6,629	9,643
Net income (loss)	$7,413	$(14,194)	$23,390
Income (loss) per share, basic and diluted	$0.15	$(0.28)	$0.47
Weighted average common shares outstanding:
Basic	50,630,928	50,346,198	50,049,902
Diluted	50,778,559	50,346,198	50,139,310

Other Financial Information / Performance Ratios:
Return on average assets	0.30%	(0.54)%	0.69%
Return on average shareholders’ equity	2.35%	(4.19)%	7.07%
Yield on average interest-earning assets	5.23%	3.88%	3.47%
Cost of average interest‑bearing liabilities	3.02%	0.98%	0.86%
Net interest spread	2.21%	2.90%	2.61%
Net interest margin	2.68%	3.06%	2.71%
Efficiency ratio(1)	97.00%	121.83%	74.46%
Total average shareholders’ equity to total average assets	12.83%	12.97%	9.71%

	As of December 31,
	2023	2022

	(Dollars in thousands)
Balance Sheet Data:
Cash and due from banks	$577,967	$379,798
Debt securities available for sale	419,213	343,558
Equity securities	4,703	4,642
Loans, net of allowance for credit losses	1,319,568	1,613,385
Total assets	2,416,003	2,444,735
Total deposits	2,003,986	1,954,037
Federal Home Loan Bank borrowings	50,000	50,000
Subordinated Notes, net	—	65,271
Total liabilities	2,088,280	2,132,108
Total shareholders’ equity	327,723	312,627

Asset Quality Ratios:
Nonperforming loans(2)	$8,973	$33,725
Nonperforming loans to total loans(2)	0.67%	2.03%
Other troubled debt restructurings(3)	$—	$2,637
Nonaccrual loans held for sale	$—	$1,942
Nonperforming assets(4)	$8,973	$38,304
Nonperforming assets to total assets(4)	0.37%	1.57%
Allowance for credit losses to total loans	2.18%	2.74%
Allowance for credit losses to nonperforming loans(2)	328%	135%
Nonaccrual loans to total loans	0.66%	2.03%
Net charge offs to average loans	0.40%	0.06%

Capital Ratios(5):
Regulatory Capital Ratios—Consolidated:
Tier 1 (core) capital to average total assets (leverage ratio)	13.95%	13.54%
Regulatory Capital Ratios—Bank:
Tier 1 (core) capital to average total assets (leverage ratio)	13.38%	16.56%
(1)	Efficiency ratio is computed as the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(3)

Other troubled debt restructurings at December 31, 2022 exclude those loans on nonaccrual or past due 90 days or more and still accruing interest. Effective January 1, 2023, loan modifications involving borrowers experiencing financial difficulty are evaluated under the new credit loss model. There were no such loan modifications during the year ended December 31, 2023.

(4)	Nonperforming assets include nonperforming loans, nonaccrual loans held for sale and troubled debt restructurings (for periods prior to January 1, 2023).
(5)

Effective January 1, 2023, the Company and Bank elected to opt into the CBLR framework. For further information regarding our regulatory capital requirements, refer to Note 13—Regulatory Capital Requirements to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

We achieved several major objectives towards repositioning the Company in 2023. Most importantly, as previously disclosed, the court approved our Plea Agreement with the DOJ. This completes all direct government investigations into the Company regarding the former Advantage Loan Program. In connection with the sentencing of the Company and consistent with the Plea Agreement, we have paid $27.2 million in restitution, which amount will now be independently administered by a special master appointed by the court. We also completed our previously announced redemption of all $65.0 million of the outstanding Subordinated Notes. Further, our election to be a covered savings association became effective during the third quarter, as described in “Item 1. Business — Supervision and Regulation.”

Net income in 2023 was $7.4 million, a $21.6 million increase from last year’s net loss of $(14.2) million. Our results for 2022 included an increase in the liability for contingent losses of $18.2 million and additional income taxes of $3.6 million on the surrender of certain split dollar and company-owned life insurance policies. Also, contributing to the increase in net income compared to 2022 was a decrease in professional fees. The foregoing were partially offset by a decrease in net interest income, reflecting the increase in total interest expense outpacing the increase in total interest income in the prevailing high interest rate environment. The rising interest rate environment experienced in 2022 continued through mid-2023, when the FOMC paused increases to the target federal funds rate after July 2023 with no reductions in the federal funds rate after such date. In the face of this high interest rate environment, we redeemed all of our Subordinated Notes, which bore interest at approximately 11% at the time, partially relieving pressure on our net interest margin. Our net interest margin has compressed during 2023, with our average net income margin declining 38 basis points, or 12%, to 2.68% for the year ended December 31, 2023.

Our results for 2023 also include improvement in our non-interest expenses compared to 2022. Professional fees continued to include our advancement of third party legal expenses incurred in connection with government investigations into individuals for which we continued to make corresponding claims to our insurance carriers. However, we were advised in late 2023 that our D&O Insurance for matters related to the ongoing government investigations against selected individuals was exhausted following receipt of our final payment in December 2023. We understand that the government investigations into certain individuals are continuing, including calling individuals as witnesses. Therefore, we expect to continue to receive claims for advancement or reimbursement of legal fees, and any future costs we incur will not be reimbursed by our insurance carriers. See “Item 1A. — Risk Factors—Risks Related to the Advantage Loan Program” for further information regarding the exhaustion of our D&O Insurance and the potential future costs from such ongoing government investigations.

We continued taking steps to improve our credit profile and metrics in 2023. Notably, in the second quarter of 2023, we sold a pool of nonperforming and chronically delinquent residential real estate loans with a carrying value of $36.2 million and the last commercial real estate loan that was held for sale. Accordingly, our nonperforming assets decreased $29.3 million, or 77%, and our ratio of allowance for credit losses to total loans decreased 56 basis points, or 20%, since December 31, 2022. In addition, we experienced a recovery of credit losses in 2023 of $8.5 million, which partially reflects the decline in our overall loan portfolio, an improvement in the economic forecast from January 1, 2023 utilized in the analysis of our allowance for credit losses and the improved overall credit quality in our loan portfolio.

The past year also demonstrated our resiliency to challenges involving our liquidity. Our total deposits increased $49.9 million during 2023 despite some minor outflows shortly following three larger bank failures during the first half of 2023. Our ratio of total estimated uninsured deposits to total deposits was 22% at December 31, 2023.

Our total assets declined slightly by $28.7 million from December 31, 2022 to December 31, 2023. Our total gross loans held for investment declined $309.9 million, or 19%, during this period, partially due to the sale of pools of loans (described above) and the prolonged suspension of our residential loan origination function without a replacement source for such originations. Our cash and due from banks increased $198.2 million, or 52%, to $578.0 million at December 31, 2023. Our total liabilities slightly decreased, partially due to our redemption of our Subordinated Notes.

At December 31, 2023, the Tier 1 leverage capital ratios of both the Company and the Bank remained above the capital ratio requirements to be considered well capitalized for regulatory purposes.

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

Allowance for Credit Losses - Loans

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

The allowance for credit losses is based on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on nonaccrual loans, significant reliance on estimated loss rates on portfolios and consideration of our evaluation of macro-economic factors and trends. While our methodology in establishing the allowance for credit losses attributes portions of the allowance for credit losses to the residential and commercial portfolios, and other consumer portfolio, the entire allowance for credit losses is available to absorb credit losses in the total loan portfolio.

The Company estimates the allowance for credit losses in accordance with the current expected credit loss methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company’s current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment that requires management’s ongoing review and grading of the loan portfolio. The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors. Management’s judgment is required for the selection and application of these qualitative factors. Qualitative factors that the Company considers include, among other things, adjustments for imprecision inherent in the forecasts of macroeconomic variables, levels of criticized and classified loans and collection strategies management may employ to reduce these levels, portfolio dispersion and the unique characteristics of our Advantage Loan Program loans which could result in behavior different than our historic losses in a downside economic cycle. Loans that no longer share similar risk characteristics with any portfolio segment are subject to individual assessment and are removed from the collectively assessed segments. Management performs periodic sensitivity and stress testing using available economic forecasts in order to evaluate the adequacy of the allowance for credit losses under varying scenarios.

The allowance for credit losses may increase or decrease due to changes in economic conditions affecting borrowers and macroeconomic variables that our financial assets are more susceptible to, including unforeseen events such as natural disasters and pandemics, new information regarding existing financial assets, identification of additional problem assets, the fair value of underlying collateral, and other factors. These changes, both within and outside the Company’s control, may frequently update and have a material impact on our financial results.

The Company’s methodologies for estimating the allowance for credit losses considers available relevant information about the collectability of cash flows, including past events, current conditions, and reasonable supportable forecasts. For additional discussion of the Company’s methodology in determining the allowance for credit losses, see Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses—Loans to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Fair Value

Fair value is defined as the exit price, the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine our fair value disclosures. For example, available for sale debt securities are carried at fair value at each reporting period. Other financial instruments, including substantially all of our loans held for sale, are not carried at fair value each period but may require nonrecurring fair value adjustments due to application of lower-of-cost-or-market accounting. We also disclose our estimate of fair value for financial instruments not recorded at fair value, such as loans held for investment or issuances of long-term debt.

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

See Note 16— Fair Value to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information on our use of fair value estimates.

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2023		2022
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,085,776	80%	$1,391,276	84%
Commercial real estate	236,982	18%	221,669	13%
Construction	10,381	1%	44,503	3%
Total real estate	1,333,139	99%	1,657,448	100%
Commercial and industrial	15,832	1%	1,396	—%
Other consumer	1	—%	5	—%
Total loans	1,348,972	100%	1,658,849	100%
Less: allowance for credit losses	(29,404)		(45,464)
Loans, net	$1,319,568		$1,613,385

Most of our residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of December 31, 2023, approximately 80% of our loan portfolio was based in California with 56% and 24% in the San Francisco and Los Angeles metropolitan areas, respectively.

Residential Loans. Our loan portfolio consists primarily of residential real estate loans. At December 31, 2023 and 2022, residential real estate loans accounted for 80% and 84%, respectively, of total gross loans held for investment. Our residential loans totaled $1.1 billion at December 31, 2023, a decrease of $305.5 million, or 22%, from $1.4 billion at December 31, 2022. Our overall decline in residential loans is attributable to a number of factors. Most notably, in May 2022, we outsourced our residential loan origination function to a third-party service provider. In November 2022, we were notified of our residential loan originator’s plans to exit the business. We used commercially reasonable efforts to evaluate and originate pending loan applications through February 28, 2023. We decided to not replace our residential loan origination service provider or commence efforts to develop a new origination platform, and as a result, our originations of residential real estate loans ceased. Also, contributing to the decline in residential loans, during the year ended December 31, 2023, loans with an amortized cost of $41.1 million were transferred from loans held for investment to loans held for sale and sold in May 2023. With the resolution in mid-2023 of the last of the government investigations that targeted the Bank and the Company, we commenced a full evaluation of our business and strategic alternatives. To that end, we engaged a consulting firm to help us develop a comprehensive strategic plan that we expect will include the incorporation of new banking products and services in light of our new status as a covered savings association. See “Item 1. Business —Overview—Our Strategy” for further detail.

Commercial Loans. We offer a variety of commercial loan products, consisting of commercial real estate loans, construction loans and commercial and industrial loans. Commercial loans totaled $263.2 million at December 31, 2023, a decrease of $4.4 million, or 2%, from December 31, 2022. Our construction loans decreased to $10.4 million from $44.5 million at December 31, 2022 due to our decision to originate construction loans on a limited basis. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we generally obtain personal guarantees on each loan.

At December 31, 2023, commercial real estate loans totaled $237.0 million of which the largest portion of these loans, or 43%, are secured by multifamily properties. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations, vacancies or other events not under the control of the borrower. Additionally, with the higher interest rate environment and slowed transaction market, the commercial real estate sector faces increased risk of economic distress. See “Item 1A. Risk Factors—Risks Related to Credit” for further detail regarding the risks related to our commercial real estate loans. The table below summarizes the commercial real estate loan portfolio, by property type, as of December 31, 2023:

	At December 31, 2023
		Percent of
	Amount	Total

	(Dollars in thousands)
Commercial real estate:
Retail	$35,005	15%
Multifamily	102,773	43%
Office	39,211	17%
Hotels/Single-room occupancy hotels	3,574	2%
Industrial	29,720	12%
Mixed-use	13,503	6%
Other	13,196	5%
Total	$236,982	100%

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, U.S. Treasuries and SOFR, and fixed-rate loans, for which the interest rate does not change through the life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at December 31, 2023:

	Adjustable Rate
December 31, 2023	Prime	Treasury	SOFR	Total	Fixed Rate	Total

	(Dollars in thousands)
Residential real estate	$8,009	$308,573	$751,316	$1,067,898	$17,878	$1,085,776
Commercial real estate	—	121,696	21,490	143,186	93,796	236,982
Construction	10,367	—	—	10,367	14	10,381
Commercial and industrial	14,019	130	—	14,149	1,683	15,832
Other consumer	—	—	—	—	1	1
Total	$32,395	$430,399	$772,806	$1,235,600	$113,372	$1,348,972

% by rate type at December 31, 2023	3%	32%	57%	92%	8%	100%

Across our loan portfolio, our adjustable-rate loans are typically based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Our prime-based loans, which typically are commercial and industrial loans, construction loans and home equity loans, adjust to an interest rate equal to Prime or up to 238 basis points above Prime. Our commercial real estate loans predominately adjust based on the U.S. Treasury five-year constant maturity Treasury rate. Interest rates on our adjustable-rate SOFR-based loans adjust to an interest rate typically equal to 350 to 450 basis points above the one-year SOFR. Our Treasury-based residential loans adjust to an interest rate based on the U.S. Treasury one- and five-year constant maturity treasury rates.

The following table sets forth the contractual maturities of our loan portfolio and sensitivities of those loans to changes in interest rates at December 31, 2023. Overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Due in One	Due After One	Due After Five	Due After
December 31, 2023	Year or Less	To Five Years	To Fifteen Years	Fifteen Years	Total

	(In thousands)
Residential real estate	$4	$384	$11,698	$1,073,690	$1,085,776
Commercial real estate	42,360	66,053	128,569	—	236,982
Construction	10,367	14	—	—	10,381
Commercial and industrial	1,273	14,045	514	—	15,832
Other consumer	1	—	—	—	1
Total	$54,005	$80,496	$140,781	$1,073,690	$1,348,972

Total loans with:
Adjustable interest rates	$10,574	$38,628	$124,876	$1,061,522	$1,235,600
Fixed interest rates	43,431	41,868	15,905	12,168	113,372
Total loans	$54,005	$80,496	$140,781	$1,073,690	$1,348,972

The table set forth below contains the repricing dates of the adjustable-rate loans included within our loan portfolio at December 31, 2023:

	Residential	Commercial		Commercial	Other
December 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$317,950	$22,579	$10,367	$14,149	$—	$365,045
After 6 months through 12 months	392,661	13,568	—	—	—	406,229
After 12 months through 24 months	97,723	37,714	—	—	—	135,437
After 24 months through 36 months	111,372	3,442	—	—	—	114,814
After 36 months through 60 months	77,869	64,931	—	—	—	142,800
After 60 months	70,323	952	—	—	—	71,275
Fixed to Maturity	17,878	93,796	14	1,683	1	113,372
Total	$1,085,776	$236,982	$10,381	$15,832	$1	$1,348,972

At December 31, 2023, $117.6 million, or 10%, of our adjustable-rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans that are past due 90 days or more and still accruing interest and nonaccrual loans held for sale. Restructuring of loans to borrowers who are experiencing financial difficulty are accounted for as a modification and further evaluated as to classification of a performing or nonperforming asset. Prior to January 1, 2023, we included troubled debt restructuring loans in nonperforming assets.

In addition, a loan may be placed on nonaccrual at any other time management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing or when a loan becomes 90 days past due as to principal or interest. For nonaccrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on nonaccrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2023	2022

	(Dollars in thousands)
Nonaccrual loans(1)(2):
Residential real estate	$8,942	$33,690
Loans past due 90 days or more and still accruing interest	31	35
Other troubled debt restructurings(3)	—	2,637
Nonaccrual loans held for sale	—	1,942
Total nonperforming assets	$8,973	$38,304
Total loans(1)	$1,348,972	$1,658,849
Total assets	$2,416,003	$2,444,735
Total nonaccrual loans to total loans(2)	0.66%	2.03%
Total nonperforming assets to total assets	0.37%	1.57%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.
(2)	Total nonaccrual loans exclude nonaccrual loans held for sale and troubled debt restructurings prior to January 1, 2023. If nonaccrual loans held for sale are included, the ratio of total nonaccrual loans to total gross loans would be 2.14% at December 31, 2022.
(3)	Other troubled debt restructurings at December 31, 2022 exclude those loans presented above as nonaccrual or past due 90 days or more and still accruing interest. Effective January 1, 2023, loan modifications involving borrowers experiencing financial difficulty are evaluated under the new credit loss model.

As of December 31, 2023, nonperforming assets totaled $9.0 million, a decrease of $29.3 million from $38.3 million at December 31, 2022. This decrease in nonperforming assets is primarily due to nonaccrual loans of $28.6 million that were transferred to held for sale in March 2023 and subsequently sold in May 2023. At the time of the transfer, a charge off on these nonaccrual loans of $4.2 million was recorded to the allowance for credit losses. The remainder of the decrease in nonaccrual loans is primarily due to loans of $4.2 million that were paid in full and loans of $5.8 million that were returned to accrual status. Partially offsetting these decreases, loans of $14.1 million were added to nonaccrual status of which $4.3 million were transferred to held for sale and sold in May 2023.

As a result of the decrease in nonaccrual loans, the ratio of nonaccrual loans to total loans held for investment decreased to 0.66% at December 31, 2023 from 2.03% at December 31, 2022. Also, our ratio of nonperforming assets to total assets decreased to 0.37% at December 31, 2023 from 1.57% at December 31, 2022.

The total amount of additional interest income on nonaccrual loans that would have been recorded if interest on all such loans had been recorded based upon the original contract terms was approximately $0.4 million, $2.0 million and $2.9 million for the year ended December 31, 2023, 2022 and 2021, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2023			2022
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$16,634	$2,305	$8,973	$17,980	$5,337	$33,725

Total loans 90 days or more past due, including nonaccrual loans, decreased $24.8 million, or 73%, from $33.7 million at December 31, 2022. This decrease was primarily attributable to the change in nonaccrual loans discussed in “—Nonperforming Assets” above.

Classified Loans. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans, such as residential real estate and other consumer loans, and non-homogeneous loans, such as commercial and industrial, construction and commercial real estate loans. This analysis is performed at least quarterly. The four risk categories utilized are Pass, Special Mention, Substandard and Doubtful. Loans in the Pass category are considered of satisfactory quality, while the remaining three categories indicate varying levels of increasing credit risk. See Note 5—Loans—Credit Quality to our consolidated financial statements for additional information about our risk categories.

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	December 31, 2023			December 31, 2022
	Loans Held for	Loans Held		Loans Held for	Loans Held
	Investment	for Sale	Total	Investment	for Sale	Total

	(Dollars in thousands)
Special Mention:
Commercial real estate	$21,516	$—	$21,516	$32,910	$1,544	$34,454
Construction	—	—	—	4,650	—	4,650
Total Special Mention	21,516	—	21,516	37,560	1,544	39,104
Substandard:
Residential real estate	8,973	—	8,973	33,725	1,942	35,667
Commercial real estate	18,678	—	18,678	1,539	—	1,539
Construction	8,776	—	8,776	8,484	—	8,484
Total Substandard	36,427	—	36,427	43,748	1,942	45,690
Total (1)	$57,943	$—	$57,943	$81,308	$3,486	$84,794

Total Loans	$1,348,972	$—	$1,348,972	$1,658,849	$7,725	$1,666,574
Classified assets to total loans	4%	—	4%	5%	45%	5%
(1)	We did not have any loans classified as Doubtful at December 31, 2023 and 2022.

Total Special Mention and Substandard loans were $57.9 million, or 4% of total gross loans, at December 31, 2023, compared to $84.8 million, or 5% of total gross loans, at December 31, 2022.

The decrease of $17.6 million in Special Mention loans was primarily attributable to loans that were downgraded from Special Mention to Substandard totaling $17.7 million, loans that were paid in full totaling $4.7 million and commercial real estate loans that were sold totaling $1.5 million. The decrease in Special Mention loans was partially offset by loans that were downgraded from Pass totaling $7.0 million.

The decrease of $9.3 million in Substandard loans was primarily attributable to the sale of loans totaling $27.0 million in May 2023, loans that were paid in full totaling $7.1 million, loans that were upgraded to Pass totaling $5.2 million and the reduction of principal from payments totaling $2.5 million, which was partially offset by loans downgraded to Substandard totaling $32.5 million, which includes those loans downgraded from Special Mention discussed above. Commercial real estate loans downgraded to Substandard are performing in accordance with their terms, but there are concerns primarily regarding the underlying properties’ debt service coverage ratios and the cash flows of the personal guarantors of the loans.

Allowance for Credit Losses

We adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“2016-13”) on January 1, 2023 on a modified retrospective basis. This guidance changed the accounting for credit losses from an incurred loss model, which estimates a loss allowance based on current known and inherent losses within the loan portfolio, to an expected loss model, which estimates a credit loss based on losses expected to be recorded over the lifetime of the loan portfolio. We recorded a pre-tax cumulative effect adjustment to decrease the allowance for credit losses by $1.7 million and we established a liability for unfunded commitments of $0.6 million. The decrease in the allowance for credit losses was primarily due to our construction portfolio which has short contractual maturities and was partially offset by an increase in the allowance for credit losses in both our residential real estate and commercial real estate portfolios which have longer contractual maturities.

Based on our evaluation of our available for sale debt securities, we did not record an allowance for credit losses on these securities, upon adoption. See Note 3—Debt Securities in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The allowance for credit losses is a valuation allowance estimated at each balance sheet date in accordance with U.S. GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the allowance for credit losses is reduced by the same amount. Subsequent recoveries, if any, are credited to the allowance for credit losses when received. See Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of our allowance for credit losses accounting policy.

The Company estimates the allowance for credit losses on loans using a Probability of Default/Probability of Attrition model which incorporates probability of default, loss given default, exposure to default and probability of attrition attributes. The model considers relevant available information at both the portfolio and loan level from internal data that is supplemented by information sourced from a third party. The model also incorporates reasonable and supportable forecasts over an 8-quarter forecast period. We continued to consider the impact of inflation and the risk of a recession in our process for estimating expected credit losses along with the uncertainty related to the severity and duration of the economic consequences resulting from such events. Our methodology and framework along with the 8-quarter forecast period and 2-quarter reversion period, which is the period where the macroeconomic variables are relaxed and revert to the average historical loss rates, have remained consistent since the implementation of the current expected credit loss model on January 1, 2023.

Since adoption, we have recalibrated the risk scaling of our loan portfolios compared to the shared pool data within our model. Our economic forecasts reflect improved economic conditions compared to the forecasts made at adoption. Key economic indicators used at December 31, 2023 showed lower unemployment, higher property values and stronger growth in gross domestic product than at January 1, 2023.

Also included in the allowance for credit losses on loans are qualitative amounts to cover risks that, in the Company’s assessment, may not be adequately reflected in the quantitative analysis. Factors that the Company considers include, among other things, adjustments for imprecision inherent in the forecasts of macroeconomic variables, levels of criticized and classified loans and collection strategies management may employ to reduce these levels, portfolio dispersion and the unique characteristics of our Advantage Loan Program loans which could result in behavior different than our historic losses in a downside economic cycle.

Prior to the adoption of the current expected credit loss model, the allowance for loan losses was maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses was based on management’s assessment of various quantitative and qualitative factors affecting the loan portfolio, including portfolio composition, net charge-offs, delinquent and nonaccrual loans, foreclosures, Bank-specific factors (e.g., staff experience, underwriting guidelines etc.), national and local business conditions, historical loss experience, an overall evaluation of the quality of the underlying collateral and other external factors. These qualitative components included unemployment, commercial property vacancy rates, uncertainty in property values and deterioration in the overall macro-economic environment.

The following tables present the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2023:

				Commercial
	Residential	Commercial		and	Other
Year Ended December 31, 2023	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Provision of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) credit losses	(8,433)	605	(1,158)	142	—	(8,844)
Net (charge offs) recoveries
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	428	100	5	—	—	533
Total net (charge offs) recoveries	(6,050)	100	5	—	—	(5,945)
Total ending balance	$14,322	$13,550	$1,386	$146	$—	$29,404
Average gross loans during period	$1,231,521	$228,963	$29,020	$9,827	$38	$1,499,369
Net (charge offs) recoveries to average gross loans during period	(0.49)%	0.04%	0.02%	—%	—%	(0.40)%

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2022 and 2021, as determined in accordance with ASC 310, Receivables (“ASC 310”), prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2022	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Provision for (recovery of) loan losses	(5,105)	3,060	(7,919)	30	—	(9,934)
Net (charge offs) recoveries
Charge offs	(197)	(4,064)	—	—	—	(4,261)
Recoveries	1,051	90	1,970	—	—	3,111
Total net (charge offs) recoveries	854	(3,974)	1,970	—	—	(1,150)
Total ending balance	$27,951	$11,694	$5,781	$38	$—	$45,464
Average gross loans during period	$1,524,331	$225,480	$63,841	$879	$42	$1,814,573
Net (charge offs) recoveries to average gross loans during period	0.06%	(1.76)%	3.09%	—%	—%	(0.06)%

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2021	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$—	$72,387
Provision for (recovery of) loan losses	(1,578)	(2,052)	(4,552)	(83)	—	(8,265)
Net (charge offs) recoveries
Charge offs	—	(7,921)	(1,965)	—	—	(9,886)
Recoveries	1,414	639	259	—	—	2,312
Total net (charge offs) recoveries	1,414	(7,282)	(1,706)	—	—	(7,574)
Total ending balance	$32,202	$12,608	$11,730	$8	$—	$56,548
Average gross loans during period	$1,910,032	$270,564	$154,920	$2,873	$46	$2,338,435
Net (charge offs) recoveries to average gross loans during period	0.07%	(2.69)%	(1.10)%	—%	—%	(0.32)%

Our allowance for credit losses at December 31, 2023 was $29.4 million, or 2.18% of total loans held for investment, compared to $44.2 million, or 2.66% (after the adoption of ASU 2016-13 and ASU 2022-02), of total loans held for investment, at January 1, 2023. Our allowance for credit losses as a percentage of total gross loans decreased due in part to the improved credit quality of the loan portfolio, the overall decline in the loan portfolio and improvement in the economic forecasts used in our quantitative model. In addition, our allowance for credit losses as a percentage of nonaccrual loans was 329% and 135% as of December 31, 2023 and 2022, respectively.

Our net charge offs during the year ended December 31, 2023 were $5.9 million compared to $1.2 million for the comparable period in 2022. Our net charge offs during the year ended December 31, 2023 included $6.5 million in write-downs of our recorded investment in connection with the transfer of nonaccrual and delinquent residential real estate loans to held for sale. Our net charge offs during the year ended December 31, 2022 included $4.1 million in write-downs of our recorded investment in higher risk commercial real estate loans held in the loan portfolio with an unpaid principal balance of $21.9 million, which were subsequently sold during September 2022.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At December 31,
	2023			2022
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		for Credit	Each		for Credit	Each
	Allowance	Losses to	Category to	Allowance	Losses to	Category to
	for Credit	Category	Total	for Credit	Category	Total
	Losses	of Loans	Loans	Losses	of Loans	Loans

	(Dollars in thousands)
Residential real estate	$14,322	1.32%	80%	$27,951	2.01%	84%
Commercial real estate	13,550	5.72%	18%	11,694	5.28%	13%
Construction	1,386	13.35%	1%	5,781	12.99%	3%
Commercial and industrial	146	0.92%	1%	38	2.72%	—%
Total	$29,404	2.18%	100%	$45,464	2.74%	100%
Nonaccrual loans(1)	$8,942			$33,690
Nonperforming loans and troubled debt restructurings(2)(3)	$8,973			$36,362
Total loans	$1,348,972			$1,658,849
Allowance for credit losses to nonaccrual loans(1)	329%			135%
Allowance for credit losses to total loans	2.18%			2.74%
(1)	Nonaccrual loans exclude nonaccrual loans held for sale.
(2)	Nonperforming loans and troubled debt restructurings exclude nonaccrual loans and troubled debt restructurings in loans held for sale. Effective January 1, 2023, loan modifications involving borrowers experiencing financial difficulty are evaluated under the new credit loss model. There were no such loan modifications during the year ended December 31, 2023.
(3)	Nonperforming loans include loans 90 days or more past due and still accruing interest.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in determining the allowance for credit losses. Furthermore, while we believe we have established our allowance for credit losses in conformity with U.S. GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for credit losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2023, the amortized cost basis of collateral-dependent loans was $4.0 million. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) which eliminated the recognition and measurement accounting guidance for troubled debt restructurings while enhancing disclosures requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Previously, loans that were modified resulting in a concession, and for which the borrower was experiencing financial difficulties, were considered troubled debt restructurings. The Company adopted the provisions of ASU 2022-02 on January 1, 2023, along with its adoption of ASU 2016-13. On the date of adoption, the Company increased its allowance for credit losses by $0.4 million, and recorded a cumulative effect adjustment of $0.3 million, net of the income tax impact of $0.1 million, to decrease the opening balance of retained earnings as of January 1, 2023, for the initial application of ASU 2022-02. The cumulative effect adjustment (before tax) represents the difference between the allowance previously determined under the troubled debt restructuring model and the allowance determined under the new credit loss accounting model for such loans on the adoption date.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the year ended December 31, 2023.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At December 31,
	2023		2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$253,107	$248,988	$175,878	$168,437
Mortgage‑backed securities	35,757	31,927	41,388	36,733
Collateralized mortgage obligations	151,196	138,157	153,066	138,241
Collateralized debt obligations	151	141	157	147
Total	$440,211	$419,213	$370,489	$343,558

We increased the size of our available for sale debt securities portfolio (on an amortized-cost basis) by $69.7 million, or 19%, from December 31, 2022 to December 31, 2023. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio.

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

We review the debt securities portfolio on a quarterly basis to determine the cause and magnitude of declines in the fair value of each security. At December 31, 2023, gross unrealized losses on debt securities totaled $21.1 million. Our U.S. Treasury and Agency securities, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued or guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, our available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, we have not recorded an allowance for credit losses for our available for sale debt securities at December 31, 2023.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2023 and 2022, our equity securities totaled $4.7 million and $4.6 million, respectively.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals its par value. During the year ended December 31, 2023, the FHLB redeemed shares of its stock, at par value. We received proceeds from the redemption of $1.4 million. At December 31, 2023 and 2022, we held FHLB stock of $18.9 million and $20.3 million, respectively.

During the year ended December 31, 2023, we purchased FRB stock as a condition of our membership in the Federal Reserve System, which is required of us as a covered savings association. Our FRB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par value. At December 31, 2023, we held $9.0 million in FRB stock.

Investment Portfolio Maturities and Yields. The table below presents the maturity distribution at amortized cost and weighted-average yield to maturity of our available for sale debt securities portfolio at December 31, 2023. The weighted average yields were calculated using the amortized cost of the debt securities (on a pre-tax basis). The maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2023
			More Than		More Than
			One Year		Five Years
	One Year		Through		Through		More Than
	or Less		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Treasury and Agency securities	$173,633	4.3%	$79,474	1.9%	$—	—%	$—	—%	$253,107	3.5%
Mortgage‑backed securities	—	—	—	—	23,082	1.3%	12,675	2.9%	35,757	1.9%
Collateralized mortgage obligations	16,180	5.4	99	9.3	16,161	4.3%	118,756	3.0%	151,196	3.4%
Collateralized debt obligations	—	—	—	—	151	7.7%	—	—%	151	7.7%
Total available for sale debt securities	$189,813	4.4%	$79,573	1.9%	$39,394	2.5%	$131,431	2.9%	$440,211	3.3%

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

	At December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits	$35,245	$53,041
Money market, savings and NOW	1,095,521	1,039,263
Time deposits	873,220	861,733
Total deposits	$2,003,986	$1,954,037

Total deposits were $2.0 billion as of December 31, 2023, reflecting an increase of $49.9 million, or 3%, compared to December 31, 2022. Our money market, savings and NOW deposits increased by $56.3 million, or 5%, and our time deposits increased by $11.5 million, or 1%. Our noninterest-bearing demand deposits were $35.2 million as of December 31, 2023, a decrease of $17.8 million, or 34%, compared to December 31, 2022. Our current strategy is to continue to offer market interest rates on our deposit products to maintain our existing customer base and our liquidity position.

The following table sets forth the distribution of average deposits by account type and weighted average rates at the dates indicated.

	Year Ended December 31,
	2023			2022
		Percent of			Percent of
	Average	Total	Average	Average	Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Demand deposits	$43,702	2%	—%	$67,953	3%	—%
Money Markets, Savings and NOW	1,049,818	52%	2.82%	1,215,059	59%	0.58%
Time deposits	912,966	46%	3.02%	782,760	38%	1.02%
Total deposits	$2,006,486	100%	2.85%	$2,065,772	100%	0.73%

Our estimated uninsured deposits were $434.4 million, or 22%, of total deposits and were $406.3 million, or 21% of total deposits at December 31, 2023 and 2022, respectively. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, which does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The portion of our U.S. time deposits, by account, that are in excess of the FDIC insurance limit of $250,000 was $89.7 million at December 31, 2023. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Federal Insurance of Deposit Accounts” for additional discussion of the FDIC insurance limits. The following table presents the amount of time deposits in excess of $250,000, segregated by time remaining until maturity, at December 31, 2023:

At December 31, 2023
(In thousands)
Maturing Period:
Three months or less	$25,376
Over three months through six months	26,443
Over six months through twelve months	25,705
Over twelve months	12,198
Total	$89,722

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

At December 31, 2023 and 2022, our outstanding FHLB borrowings consisted of a long-term fixed rate advance of $50.0 million with an interest rate of 1.96% and a maturity date of May 2029, although the advance is callable by the FHLB in May 2024.

At December 31, 2022, we had outstanding Subordinated Notes in a principal amount of $65.0 million, which have a variable interest rate equal to the three-month LIBOR rate plus a margin of 5.82%. In July 2023, the Company redeemed the Subordinated Notes at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million.

At December 31, 2023, we had the ability to borrow an additional $311.2 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $2.0 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $80.0 million. There were no borrowings outstanding on the lines of credit with other banks.

Shareholders’ Equity

Total shareholders’ equity was $327.7 million at December 31, 2023 compared to $312.6 million at December 31, 2022. The increase in shareholders’ equity is primarily attributable to net income of $7.4 million for the year and a $4.3 million reduction in the unrealized loss on our investment securities portfolio included in accumulated other comprehensive loss as a result of lower market yields of U.S. Treasury securities of longer maturities at December 31, 2023.

Analysis of Results of Operations

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

General. The Company had net income of $7.4 million for the year ended December 31, 2023 compared to a net loss of $(14.2) million for the year ended December 31, 2022.

Average Balance Sheet and Related Yields and Rates. The following table sets forth the average balance sheet, interest income or interest expense, average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2023			2022			2021
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest‑earning assets
Loans(1)
Residential real estate and other consumer	$1,231,559	$71,491	5.80%	$1,524,373	$71,229	4.67%	$1,910,078	$89,985	4.71%
Commercial real estate	228,963	11,401	4.98%	225,480	10,921	4.84%	270,564	13,400	4.95%
Construction	29,020	2,987	10.29%	63,841	5,179	8.11%	154,920	10,235	6.61%
Commercial and industrial	9,827	805	8.19%	879	46	5.23%	2,873	202	7.03%
Total loans	1,499,369	86,684	5.78%	1,814,573	87,375	4.82%	2,338,435	113,822	4.87%
Securities, includes restricted stock(2)	393,767	12,056	3.06%	377,959	6,426	1.70%	274,339	1,794	0.65%
Other interest‑earning assets	532,789	28,049	5.26%	380,236	6,131	1.61%	747,837	925	0.12%
Total interest‑earning assets	2,425,925	126,789	5.23%	2,572,768	99,932	3.88%	3,360,611	116,541	3.47%
Noninterest‑earning assets
Cash and due from banks	4,326			3,942			6,652
Other assets	28,648			33,547			40,881
Total assets	$2,458,899			$2,610,257			$3,408,144
Interest‑bearing liabilities
Money market, savings and NOW	$1,049,818	$29,559	2.82%	$1,215,059	$7,006	0.58%	$1,340,083	$3,224	0.24%
Time deposits	912,966	27,550	3.02%	782,760	7,986	1.02%	1,244,116	14,892	1.20%
Total interest‑bearing deposits	1,962,784	57,109	2.91%	1,997,819	14,992	0.75%	2,584,199	18,116	0.70%
FHLB borrowings	50,000	994	1.99%	89,822	1,169	1.30%	294,095	3,118	1.06%
Subordinated Notes, net	34,683	3,727	10.60%	65,310	4,969	7.50%	65,367	4,127	6.31%
Total borrowings	84,683	4,721	5.50%	155,132	6,138	3.90%	359,462	7,245	2.02%
Total interest‑bearing liabilities	2,047,467	61,830	3.02%	2,152,951	21,130	0.98%	2,943,661	25,361	0.86%
Noninterest‑bearing liabilities
Demand deposits	43,702			67,953			62,875
Other liabilities	52,220			50,740			70,725
Shareholders’ equity	315,510			338,613			330,883
Total liabilities and shareholders’ equity	$2,458,899			$2,610,257			$3,408,144
Net interest income and spread(2)		$64,959	2.21%		$78,802	2.90%		$91,180	2.61%
Net interest margin(2)			2.68%			3.06%			2.71%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Year Ended			Year Ended
	December 31, 2023 vs 2022			December 31, 2022 vs 2021
	Increase			Increase
	(Decrease)		Net	(Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(15,130)	$15,392	$262	$(17,999)	$(757)	$(18,756)
Commercial real estate	167	313	480	(2,187)	(292)	(2,479)
Construction	(3,333)	1,141	(2,192)	(7,001)	1,945	(5,056)
Commercial and industrial	719	40	759	(114)	(42)	(156)
Total loans	(17,577)	16,886	(691)	(27,301)	854	(26,447)
Securities, includes restricted stock	280	5,350	5,630	878	3,754	4,632
Other interest-earning assets	3,295	18,623	21,918	(650)	5,856	5,206
Total change in interest income	(14,002)	40,859	26,857	(27,073)	10,464	(16,609)
Change in interest expense:
Money market, savings and NOW	(1,084)	23,637	22,553	(329)	4,111	3,782
Time deposits	1,530	18,034	19,564	(4,917)	(1,989)	(6,906)
Total interest‑bearing deposits	446	41,671	42,117	(5,246)	2,122	(3,124)
FHLB borrowings	(644)	469	(175)	(2,535)	586	(1,949)
Subordinated Notes, net	(2,813)	1,571	(1,242)	(4)	846	842
Total change in interest expense	(3,011)	43,711	40,700	(7,785)	3,554	(4,231)
Change in net interest income	$(10,991)	$(2,852)	$(13,843)	$(19,288)	$6,910	$(12,378)

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

Net interest income was $65.0 million for the year ended December 31, 2023, a decrease of $13.8 million, or 18%, from $78.8 million for the same period in 2022. The decrease primarily reflects the continued decline in our balance sheet, as well as the decline in our net interest margin and net interest spread. The decrease in net interest income primarily reflects interest expense, principally on deposits, increasing more than interest income during the rising rate environment which began in 2022 and continued into 2023. The rising rate environment reflects the FOMC increasing the target range for the federal funds rate by a total of 525 basis points from the end of the first quarter of 2022 to July 2023. The prevailing market rate environment combined with significant competition for deposits resulted in significant disparity between the impact on interest expense compared to interest income. In addition, the decline in net interest income partially reflects the continued reduction of our loan portfolio as we have discontinued the origination of residential mortgage loans.

Interest income was $126.8 million for the year ended December 31, 2023, an increase of $26.9 million, or 27%, from $99.9 million for the same period in 2022. The increase in interest income was primarily due to the average balance of other interest-earning assets (primarily interest-bearing cash deposits) increasing $152.6 million, or 40%, and the yield on such assets increasing 365 basis points. These assets benefitted the most from the rising rate environment as correspondent banks and the Federal Reserve substantially increased their deposit rates and overnight funding rates during the past two years. In addition, the yield on our investment securities increased 136 basis points. Interest income on our loans in 2023 was essentially flat compared to 2022. Despite the yield on our average balance of loans increasing 96 basis points primarily due to rates resetting higher on our adjustable-rate residential real estate loans as these mortgages repriced at higher rates due to the rising interest rates, the impact of the rising interest rates was offset by a decline in the average balance of loans of $315.2 million, or 17%.

Interest expense was $61.8 million for the year ended December 31, 2023, an increase of $40.7 million, or 193%, from the year ended December 31, 2022. The increase in interest expense was primarily due to a 216 basis point increase in the average rate paid on interest-bearing deposits, reflecting the effects of the increasing rate environment during 2022 which continued into the first half of 2023. We continued to competitively price our deposits as rates continued to rise and as competition for deposits significantly increased throughout 2023. Partially offsetting the increase in interest expense relating to interest-bearing deposits, the average balance of FHLB borrowings declined $39.8 million due to $100.0 million in borrowings that were called by the FHLB during the second quarter of 2022 and the average balance of Subordinated Notes declined $30.6 million due to the redemption of all of our Subordinated Notes in the third quarter of 2023 at a redemption price equal to 100% of the outstanding principal amount plus accrued interest.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.68% for the year ended December 31, 2023, reflecting a decline of 38 basis points from 3.06% for the year ended December 31, 2022. The interest rate spread was 2.21% for the year ended December 31, 2023, reflecting a decline of 69 basis points from 2.90% for the year ended December 31, 2022. Our net interest margin and interest rate spread for the year ended December 31, 2023 compared to the prior year were negatively impacted by the 204 basis points increase in interest-bearing liabilities outpacing the 135 basis points increase in interest-earning assets.

Provision for (Recovery of) Credit Losses. The following table presents the components of our provision for (recovery of) credit losses:

	Year Ended
	December 31,
	2023	2022

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$(8,844)	$(9,934)
Off-balance sheet credit exposures	317	—
Total	$(8,527)	$(9,934)

Our recovery for credit losses was $(8.5) million for the year ended December 31, 2023, compared to a recovery for loan losses of $(9.9) million for the year ended December 31, 2022. We adopted ASU 2016-13 on January 1, 2023 on a modified retrospective basis. This guidance changes the accounting for credit losses from an incurred loss model, which estimates a loss allowance based on current known and inherent losses within the loan portfolio to an expected loss model, which estimates a credit loss based on losses expected to be recorded over the lifetime of the loan portfolio. Our recovery for credit losses for the year ended December 31, 2023 is primarily due to the $309.9 million, or 19%, reduction in our loan portfolio, and the improvement both in the credit quality of our loan portfolio as well as an improvement in the economic forecast utilized in the analysis of our allowance for credit losses. Nonperforming assets at December 31, 2023 totaled $9.0 million, a decline of $29.3 million, or 77%, from $38.3 million at December 31, 2022 primarily as a result of the sale of nonperforming and chronically delinquent residential real estate loans in the second quarter of 2023. See “—Asset Quality—Allowance for Credit Losses” for additional information.

Non-interest Income. The components of non-interest income were as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$344	$435	$(91)	(21)%
Gain (loss) on sale of investment securities	(113)	32	(145)	N/M
Gain on sale of mortgage loans held for sale	1,623	143	1,480	N/M
Unrealized gain (loss) on equity securities	61	(580)	641	N/M
Net servicing income (loss)	308	(20)	328	N/M
Income earned on company‑owned life insurance	327	751	(424)	(56)%
Other	236	586	(350)	(60)%
Total non‑interest income	$2,786	$1,347	$1,439	N/M

N/M - not meaningful

Non-interest income of $2.8 million for the year ended December 31, 2023 reflected an increase of $1.4 million compared to the same period in 2022. The increase was primarily attributable to a $1.6 million gain on the sale of held for sale loans, comprised primarily of nonperforming and chronically delinquent residential real estate loans, which sold in the second quarter of 2023. The fair value of equity securities increased $0.1 million in 2023 compared to a $0.6 million decrease in 2022. Net servicing income improved $0.3 million in 2023 compared to 2022 primarily due to the lower amortization of mortgage servicing rights as loans serviced for others declined by $21.6 million compared to 2022 and the disposition of mortgage servicing rights of $0.9 million in connection with the repurchase of Advantage Loan Program loans in 2022. Income earned on company-owned life insurance declined by $0.4 million in 2023 compared to 2022 due to the surrender of certain policies in 2022. Other non-interest income in 2023 includes a gain on the extinguishment of our Subordinated Notes of $0.2 million and in 2022 it includes $0.4 million in recoveries of the loan valuation losses previously taken on certain commercial real estate loans held for sale that were sold in 2022.

Non-interest Expense. The components of non-interest expense were as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$35,937	$33,507	$2,430	7%
Occupancy and equipment	8,369	8,657	(288)	(3)%
Professional fees	10,076	23,908	(13,832)	(58)%
FDIC assessments	1,058	1,146	(88)	(8)%
Data processing	2,941	3,058	(117)	(4)%
Net provision for (recovery of) mortgage repurchase liability	(59)	(639)	580	91%
Provision for contingent losses	—	18,239	(18,239)	100%
Other	7,388	9,772	(2,384)	(24)%
Total non‑interest expense	$65,710	$97,648	$(31,938)	(33)%

Non-interest expense of $65.7 million for the year ended December 31, 2023 reflected a decrease of $31.9 million, or 33%, compared to $97.6 million for the year ended December 31, 2022. The decrease was primarily attributable to decreases in the provision for contingent losses and professional fees.

In the fourth quarter of 2022, we increased our liability for contingent losses by $18.2 million reflecting our revised estimate of the financial impact of the resolution of the DOJ investigation.

Professional fees were $10.1 million for the year ended December 31, 2023, a decrease of $13.8 million, or 58%, compared to 2022 due in part to receiving $5.9 million more in 2023 in payments from our insurance carriers for expenses previously incurred relating to the government investigations compared to 2022. Professional fees for 2023 also decreased substantially as the government investigations against the Company and Bank were resolved. At December 31, 2023, the Company was no longer the target of government investigations. However, although reimbursement of fees paid to certain third parties decreased in 2023 compared to 2022, there has been an increase in our advancement of legal costs to certain individuals related to their participation in the government investigations with respect to individuals during the fourth quarter of 2023 compared to earlier in the year. In addition, our D&O Insurance is exhausted, with our final payment received in December 2023. To the extent the government investigations with respect to individuals continue and involve the cooperation of individuals entitled to advancement and indemnification, we are likely to continue to receive and pay such claims in accordance with our legal obligations but for which we no longer have insurance. To the extent we are not permitted to deny advancement or reimbursement or otherwise elect to advance or reimburse individuals, we must pay these expenses as they are incurred.

Salaries and employee benefits expense increased $2.4 million, or 7%. Stock-based compensation expense during 2023 as compared with the prior year increased $1.2 million due to an increase in restricted stock awards granted in 2023. This increase in restricted stock grants was due in part to the restructuring of our chief executive officer’s compensation, granting him a restricted stock award valued at approximately $2.0 million which vests over an 18-month period, while reducing his annual base salary from $3.0 million to $0.95 million annually. This restructuring, along with staff reductions in various support and residential mortgage origination functions, contributed to a decrease of $2.1 million in salaries and benefits expense in 2023 compared to 2022. Additionally, the 2022 period includes the cancellation of certain deferred compensation and split dollar life insurance agreement with our controlling shareholder which resulted in the reversal of the related liabilities of $4.5 million upon the surrender of a large split-dollar life program and certain company-owned life insurance policies.

Other non-interest expense decreased $2.4 million from the prior year due primarily to $2.3 million of fair value discounts on $65.6 million of Advantage Loan Program loans repurchased during 2022. The loss on the repurchases was primarily driven by the rise in market interest rates during that year. Additionally, other non-interest expense for the year ended December 31, 2022 included an additional tax of $1.3 million related to the life insurance policies surrender in the second quarter of 2022. Marketing expenses were $0.7 million higher in 2023 compared to the prior year largely reflecting our digital marketing campaign designed to attract and retain deposits.

Income Tax Expense. For the year ended December 31, 2023, the Company recorded income tax expense of $3.1 million, or an effective tax rate of 30%, which differs slightly from our statutory rate of 28% due primarily to nondeductible compensation and other nondeductible expenses. For the year ended December 31, 2022, the Company recorded income tax expense of $6.6 million on a loss before income taxes of $(7.6) million. Our income tax expense for the year ended December 31, 2022 included $3.6 million in income tax on the increase in the cash surrender value of certain split-dollar and company-owned life insurance policies as a result of the surrender of these policies and the effect of the provision for contingent losses in 2022 being nondeductible.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure we have adequate liquidity to fund our operations.

Our primary sources of funds consist of cash flows from operations, deposits and principal repayments on loans and maturities and principal receipts on our available for sale debt securities. Additional liquidity is provided by our ability to borrow from the FHLB, our ability to sell portions of our loan portfolio and access to the discount window of the Federal Reserve and brokered deposits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operations and additional liquidity measures, if determined to be necessary. Our cash requirements based on contractual payment dates of our known contractual and other obligations as of December 31, 2023 are summarized in the following table:

	Contractual Maturities as of December 31, 2023
		More Than	More Than
		One Year	Three Years
	Less Than	Through	Through	Over
	One Year	Three Years	Five Years	Five Years	Total

	(In thousands)
Long‑term FHLB advance(1)	$—	$—	$—	$50,000	$50,000
Noncancelable operating lease obligations(2)	4,009	5,803	2,980	526	13,318
Time deposits	761,709	110,052	1,459	—	873,220
Projected interest payments(3)	996	1,987	1,990	365	5,338
Total	$766,714	$117,842	$6,429	$50,891	$941,876
(1)	The FHLB advance of $50 million is callable in May 2024.
(2)	Our operating lease obligations include contractual payments required under our noncancelable operating lease contracts.
(3)	Projected interest payments include interest payable on a FHLB advance at a fixed rate of 1.96% through May 2029.

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the table above. We are a party to these financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments that are not reflected in our consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At December 31, 2023, we had unfunded commitments on lines of credit totaling $18.5 million and standby letters of credit outstanding of $24 thousand. The Company is required to estimate the expected credit losses for off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which are not unconditionally cancellable. At December 31, 2023, the Company has recorded a liability for unfunded commitments of $0.9 million. Refer to Note 20—Commitments and Contingencies to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further details of these off-balance sheet arrangements.

Our most liquid assets are cash and due from banks and interest-bearing time deposits with other banks. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At December 31, 2023 and 2022, cash and due from banks totaled $578.0 million and $379.8 million, respectively, and interest-bearing time deposits with other banks totaled $5.2 million and $0.9 million, respectively.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. Our available for sale debt securities at December 31, 2023 and 2022 totaled $419.2 million and $343.6 million, respectively. During the year ended December 31, 2023, we purchased investment securities of $148.5 million and had maturing and principal receipts of investment securities of $71.9 million. Additionally, we purchased short-term Treasury bills in an aggregate amount of $50 million that were invested for two-to-three-week periods to earn funds at the higher rate of interest that was being offered. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

At December 31, 2023, we have a long-term fixed rate FHLB advance outstanding of $50.0 million with a maturity date of May 2029. The FHLB advance accrues interest at 1.96%. The advance is callable by the FHLB in May 2024. We anticipate that the FHLB will exercise their call right. Based on our collateral, consisting of certain residential mortgage loans and investment securities, and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $311.2 million at December 31, 2023. We also had available credit lines with other banks totaling $80.0 million.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.0 billion at December 31, 2023, an increase of $49.9 million, or 3%, from December 31, 2022. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position though we have not used brokered deposits during the past two years. At December 31, 2023, time deposits due within one year were $761.7 million, or 38% of total deposits. At December 31, 2022, time deposits due within one year were $444.9 million, or 23% of total deposits. In addition, we estimated our total uninsured deposits were approximately 22% of total deposits at December 31, 2023. Our cash flows from financing activities also included the repayment of our Subordinated Notes that were redeemed at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million as discussed below.

Cash flows from investing activities are primarily impacted by our loan and investment securities activity, as discussed above. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits. During the year ended December 31, 2023 and 2022, we originated $52.8 million and $134.4 million of loans, respectively. Cash flows provided by loan payoffs totaled $227.2 million and $514.0 million during the year ended December 31, 2023 and 2022, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. During the year ended December 31, 2023, the Company received net proceeds of $37.9 million from the sale of portfolio loans, consisting of residential mortgage loans and one commercial real estate loan. Often, the agreements under which we sell residential mortgage loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has outstanding commitments to repurchase pools of Advantage Loan Program loans sold with an unpaid principal balance of $16.9 million at December 31, 2023. These commitments expire in July 2025. In addition, the unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $49.7 million at December 31, 2023, which includes loans that we have committed to repurchase. Should additional secondary market investors accept our offers to repurchase Advantage Loan Program loans with respect to a substantial portion of such outstanding loans, the cash required to fund these purchases will reduce our liquidity.

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

As a result of the guilty plea and criminal conviction pursuant to our Plea Agreement with the DOJ, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act. These provisions prohibit an issuer from offering or selling securities in a private placement in reliance on Regulation A for certain small offerings and Regulation D for certain private placement transactions for a period of up to five years under certain circumstances. The SEC may waive such disqualification upon a showing of good cause that disqualification is not necessary under the circumstances for which the safe harbor exemptions are being denied. Absent a waiver, we will be restricted in our ability to raise capital in a private placement in reliance on the safe harbors provided by Regulation A or Regulation D. We have submitted to the SEC a waiver request from the “bad actor” disqualifications. If the SEC were to deny our waiver request, we will be limited in our ability to raise capital through a private placement under Regulation A or Regulation D, although we would remain eligible as an SEC registrant to access the equity capital markets through an SEC-registered offering or through another exemption from the registration requirements. See “Item 1. Business—Our Business—Resolution of the Department of Justice Investigation” for further detail.

In recent years, the Company’s primary funding needs on a parent company-only basis have consisted of interest expense on the Subordinated Notes and expenses attributable to public company operations. The Company suspended cash dividends to shareholders and its share repurchase program early in 2020, and does not currently plan to pay cash dividends to shareholders during 2024 or 2025. In July 2023, the Subordinated Notes were redeemed at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million. The Bank declared and paid a $65.0 million dividend to the Company in June 2023 to fund the bulk of the redemption.

In July 2023, the Plea Agreement was approved, and the restitution payment of $27.2 million required thereunder was paid. The Bank declared and paid a $25.0 million dividend to the Company in May 2023 to fund most of the restitution payment. See “Item 1. Business—Our Business—Resolution of Department of Justice Investigation” for further detail.

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

The Company and the Bank are subject to minimum capital adequacy requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis.

At December 31, 2022, the Company and the Bank met all regulatory capital requirements to which they were subject. Effective as of January 1, 2023, the Company and the Bank have each elected to use the CBLR framework for compliance with regulatory capital requirements. At December 31, 2023, the Company and Bank satisfied the requirements of the CBLR framework with leveraged capital ratios of 13.95% and 13.38%, respectively, compared to a minimum 9% requirement, and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirements. Had we been subject to the CBLR framework at December 31, 2022, we would have been in compliance with the CBLR requirements and, as a result, we would have been deemed to be “well capitalized” and in compliance with any other generally applicable capital requirements.  For further information regarding our regulatory capital requirements, refer to Note 13—Regulatory Capital Requirements to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Recently Issued Accounting Guidance

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

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

Because these scenarios simulate instantaneous changes in interest rates on a static balance sheet that are subject to various assumptions, the scenarios below may not fully reflect our exposure to interest rate risk. For example, in the event of a significant decrease of the target federal funds rate by the FOMC we may not be able to lower our deposit rates at a similar pace in order to avoid significant deposit withdrawals as customers seek the highest yield possible for their funds. A significant, rapid decrease in interest rates could affect (i) the demand of our deposit products; (ii) our liquidity position if our depositors were to withdraw and move their funds to competing financial institutions; (iii) the expected yield of our loan portfolio and debt securities; (iv) the average duration of our loan portfolio and debt securities; (v) the fair value of our financial assets and financial liabilities; and (vi) our balance sheet mix and composition. In addition, the lack of robust loan originations will inhibit our ability to reinvest loan prepayments that occur as interest rates decline in interest earning assets at the higher end of the yield curve, thus either narrowing our interest rate spread and net interest margin or resulting in further significant decline in the size of our balance sheet. See “Risk Factors—Risks Related to Interest Rates.”

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning December 31, 2023 and 2022. Net interest income in the zero rate change scenario decreased from December 31, 2022 primarily due to increases in the rate paid on deposits, which was partially offset by rate increases on interest-earning assets. Balance sheet mix changes reduced the impact of rate increases on interest-earning assets, as higher yielding loans were replaced with lower yielding cash and investment securities. Asset sensitivity of our balance sheet decreased from December 31, 2022. These changes in sensitivity are the result of balance sheet mix changes, updated beta assumptions in our non-maturity deposits and increased deposit offering rates during the year ended December 31, 2023.

	At December 31,
	2023		2022
	Estimated		Estimated
	12‑Months		12‑Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$62,356	1%	$83,587	4%
100	62,560	1%	82,016	2%
0	61,652	—	80,074	—
−100	60,057	(3)%	75,959	(5)%
−200	57,636	(7)%	70,881	(12)%

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

As described above, due to the nature of the EVE model and its underlying assumptions, the scenarios below may not fully reflect our exposure to interest rate risk. See “—Net Interest Income Simulation” above for further discussion regarding how our exposure to interest rate risk may change, particularly upon a significant, rapid decrease in interest rates.

The following table presents, as of December 31, 2023 and 2022, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE decreased from December 31, 2022 primarily due to $90.0 million of dividends paid by the Bank to the Company, interest rate and balance sheet mix changes and the implementation of updated non-maturity deposit decay rates. The sensitivity of our balance sheet worsened from December 31, 2022 in the raising-rate scenarios and improved in the declining-rate scenarios primarily as a result of the aforementioned interest rate changes and balance sheet mix. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At December 31,
	2023		2022
	Economic		Economic
Change in Interest Rates (Basis Points)	Value of Equity	Change	Value of Equity	Change

	(Dollars in thousands)
200	$261,202	(17)%	$489,907	(10)%
100	293,190	(6)%	521,450	(4)%
0	313,220	—	542,625	—
−100	322,399	3%	537,092	(1)%
−200	326,171	4%	522,085	(4)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Sterling Bancorp, Inc.

Southfield, Michigan

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans – Initial Adoption of Allowance for Credit Losses Model, Including the Qualitative Factor Framework

In accordance with Accounting Standards Update 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (the “ASU”), the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2023, as described in Notes 2 and 5 of the consolidated financial statements. See also the change in accounting principle explanatory paragraph above. The ASU requires credit losses on loans to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model) which estimates credit losses over the expected life of the loan. Estimates of expected credit losses are based on historical experience, adjusted for management's evaluation of current conditions and reasonable and supportable forecasts. The impact of adoption of this standard on January 1, 2023, was a $1.7 million decrease to the allowance for credit losses for loans, and an offsetting increase to retained earnings for the cumulative effect adjustment recorded upon adoption.

The Company measures expected credit losses based on pooled loans when similar risk characteristics exist. The Company estimates the ACL for pooled loans initially through the deployment of a Probability of Default / Probability of Attrition model, which used macroeconomic variables, including but not limited to unemployment rates, gross domestic product, and the Treasury Yield Curve and peer loss data, when required to develop a statistical estimate of credit losses. Adjustments to the statistical model are made for imprecision inherent in the forecasts of macroeconomic variables, for portfolio dispersion, for levels of criticized and classified loans, for management’s collection strategy and for unique characteristics of the Advantage loan portfolio. These adjustments are formulated through a qualitative factor framework that comprises the aforementioned factors and quantifies the Company’s exposure to credit losses associated with each.

Auditing the initial adoption of the allowance for credit losses model, including the qualitative factor framework used in the allowance for credit losses, was identified by us as a critical audit matter because of the significant auditor judgment applied and significant audit effort needed to evaluate the subjective and complex judgments made by management related to the selection of and the application of the Probability of Default / Probability of Attrition model and the formulation of the qualitative factor framework, including the need to use our valuation specialists.

The primary procedures performed to address the critical audit matter included:

●	Testing the effectiveness of management's controls addressing:
o	Management’s selection of the Probability of Default / Probability of Attrition model, including evaluation of the process of selecting and validating the chosen regression development methodology over alternatives and evaluating the conceptual design of the model;
o	Management’s review of the relevance and reliability of data used in the Probability of Default / Probability of Attrition model;
o	Management’s review over the Company’s judgments and assumptions used in the formulation of the qualitative factor framework; and
o	Management’s review over the relevance and reliability of the internal and external data used in the formulation of the qualitative factor framework.

●	Substantive testing included:
o	With the assistance of our valuation specialists, evaluating management's judgments and assumptions related to the selection of the Probability of Default / Probability of Attrition model including evaluating the conceptual design of the model and the mathematical accuracy of the Probability of Default / Probability of Attrition model;
o	Evaluating the relevance and reliability of data used in the Probability of Default / Probability of Attrition model development;
o	Evaluating management’s judgments and assumptions used in the formulation of the qualitive factor framework; and
o	Evaluating the relevance and reliability of the internal and external data used in the formulation of the qualitative factor framework.

/s/ Crowe LLP

We have served as the Company's auditor since 2003.

Cleveland, Ohio

March 14, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STERLING BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2023	2022
Assets
Cash and due from banks	$577,967	$379,798
Interest-bearing time deposits with other banks	5,226	934
Debt securities available for sale, at fair value (amortized cost $440,211 and $370,489 at December 31, 2023 and 2022, respectively)	419,213	343,558
Equity securities	4,703	4,642
Loans held for sale	—	7,725
Loans, net of allowance for credit losses of $29,404 and $45,464 at December 31, 2023 and 2022, respectively	1,319,568	1,613,385
Accrued interest receivable	8,509	7,829
Mortgage servicing rights, net	1,542	1,794
Leasehold improvements and equipment, net	5,430	6,301
Operating lease right-of-use assets	11,454	14,800
Federal Home Loan Bank stock, at cost	18,923	20,288
Federal Reserve Bank stock, at cost	9,048	—
Company-owned life insurance	8,711	8,501
Deferred tax asset, net	16,959	23,704
Other assets	8,750	11,476
Total assets	$2,416,003	$2,444,735

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$35,245	$53,041
Interest-bearing deposits	1,968,741	1,900,996
Total deposits	2,003,986	1,954,037
Federal Home Loan Bank borrowings	50,000	50,000
Subordinated Notes, net	—	65,271
Operating lease liabilities	12,537	15,990
Other liabilities	21,757	46,810
Total liabilities	2,088,280	2,132,108

Commitments and contingencies (Note 20)

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 52,070,361 shares and 50,795,871 shares at December 31, 2023 and 2022, respectively	84,323	83,295
Additional paid-in capital	16,660	14,808
Retained earnings	241,964	234,049
Accumulated other comprehensive loss	(15,224)	(19,525)
Total shareholders’ equity	327,723	312,627
Total liabilities and shareholders’ equity	$2,416,003	$2,444,735

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Interest income
Interest and fees on loans	$86,684	$87,375	$113,822
Interest and dividends on investment securities and restricted stock	12,056	6,426	1,794
Interest on interest-bearing cash deposits	28,049	6,131	925
Total interest income	126,789	99,932	116,541

Interest expense
Interest on deposits	57,109	14,992	18,116
Interest on Federal Home Loan Bank borrowings	994	1,169	3,118
Interest on Subordinated Notes	3,727	4,969	4,127
Total interest expense	61,830	21,130	25,361

Net interest income	64,959	78,802	91,180
Provision for (recovery of) credit losses	(8,527)	(9,934)	(8,265)
Net interest income after provision for (recovery of) credit losses	73,486	88,736	99,445

Non-interest income
Service charges and fees	344	435	509
Gain (loss) on sale of investment securities	(113)	32	—
Gain on sale of mortgage loans held for sale	1,623	143	634
Unrealized gain (loss) on equity securities	61	(580)	(142)
Gain on sale of branch office	—	—	1,417
Net servicing income (loss)	308	(20)	(1,208)
Income earned on company-owned life insurance	327	751	1,286
Other	236	586	3,310
Total non-interest income	2,786	1,347	5,806

Non-interest expense
Salaries and employee benefits	35,937	33,507	28,220
Occupancy and equipment	8,369	8,657	9,108
Professional fees	10,076	23,908	24,709
FDIC assessments	1,058	1,146	2,029
Data processing	2,941	3,058	1,900
Net provision for (recovery of) mortgage repurchase liability	(59)	(639)	(1,234)
Provision for contingent losses	—	18,239	—
Other	7,388	9,772	7,486
Total non-interest expense	65,710	97,648	72,218

Income (loss) before income taxes	10,562	(7,565)	33,033
Income tax expense	3,149	6,629	9,643
Net income (loss)	$7,413	$(14,194)	$23,390

Income (loss) per share, basic and diluted	$0.15	$(0.28)	$0.47

Weighted average common shares outstanding:
Basic	50,630,928	50,346,198	50,049,902
Diluted	50,778,559	50,346,198	50,139,310

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$7,413	$(14,194)	$23,390
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the year, net of tax effect of $1,599, $(7,048) and $(499), respectively	4,220	(18,605)	(1,284)
Reclassification adjustment for (gain) loss included in net income (loss) of $113, $(32) and $—, respectively, included in gain (loss) on sale of investment securities, net of tax effect of $32, $(9) and $— , respectively	81	(23)	—
Total other comprehensive income (loss)	4,301	(18,628)	(1,284)
Comprehensive income (loss)	$11,714	$(32,822)	$22,106

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2021	49,981,861	$80,807	$13,544	$224,853	$387	$319,591
Net income	—	—	—	23,390	—	23,390
Issuance of shares of common stock for cash ($4.50 per share) (Note 11)	300,000	1,350	—	—	—	1,350
Repurchase of restricted shares to pay employee tax liability	(8,536)	—	(46)	—	—	(46)
Stock-based compensation	187,607	—	626	—	—	626
Other comprehensive loss	—	—	—	—	(1,284)	(1,284)
Balance at December 31, 2021	50,460,932	82,157	14,124	248,243	(897)	343,627
Net loss	—	—	—	(14,194)	—	(14,194)
Repurchase of restricted shares to pay employee tax liability	(32,929)	—	(216)	—	—	(216)
Issuance of shares of common stock to defined contribution retirement plan (Note 11)	160,978	1,138	—	—	—	1,138
Stock-based compensation	206,890	—	900	—	—	900
Other comprehensive loss	—	—	—	—	(18,628)	(18,628)
Balance at December 31, 2022	50,795,871	83,295	14,808	234,049	(19,525)	312,627
Cumulative effect adjustment of change in accounting principle, net of tax, on adoption of ASU 2016-13 (Note 2)	—	—	—	778	—	778
Cumulative effect adjustment of change in accounting principle, net of tax, on adoption of ASU 2022-02 (Note 2)	—	—	—	(276)	—	(276)
Net income	—	—	—	7,413	—	7,413
Repurchase of restricted shares to pay employee tax liability	(42,753)	—	(245)	—	—	(245)
Issuance of shares of common stock to defined contribution retirement plan (Note 11)	184,928	1,028	—	—	—	1,028
Stock-based compensation	1,132,315	—	2,097	—	—	2,097
Other comprehensive income	—	—	—	—	4,301	4,301
Balance at December 31, 2023	52,070,361	$84,323	$16,660	$241,964	$(15,224)	$327,723

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$7,413	$(14,194)	$23,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(8,527)	(9,934)	(8,265)
Deferred income taxes	4,924	4,779	3,400
Gain on sale of branch office	—	—	(1,417)
Gain on extinguishment of Subordinated Notes	(234)	—	—
(Gain) loss on sale of debt securities	113	(32)	—
Unrealized (gain) loss on equity securities	(61)	580	142
Net amortization (accretion) on debt securities	(2,938)	(841)	2,380
Depreciation and amortization on leasehold improvements and equipment	1,331	1,541	1,754
Originations, net of principal payments, of loans held for sale	(9,438)	(3,641)	(9,995)
Proceeds from sale of mortgage loans held for sale	9,691	8,798	21,168
Gain on sale of loans held for sale	(1,623)	(143)	(634)
Net provision for (recovery of) of mortgage repurchase liability	(59)	(639)	(1,234)
Provision for contingent losses	—	18,239	—
Increase in cash surrender value of company-owned life insurance, net of premiums	(210)	(345)	(538)
Valuation allowance adjustments and amortization of mortgage servicing rights	252	939	3,102
Stock-based compensation	2,097	900	626
Other	(3)	70	468
Change in operating assets and liabilities:
Accrued interest receivable	(680)	(133)	3,294
Other assets	2,723	4,887	14,718
Other liabilities	(29,681)	(8,493)	(21,613)
Net cash provided by (used in) operating activities	(24,910)	2,338	30,746
Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	685	934	6,336
Purchases of interest-bearing time deposits with other banks	(4,974)	(685)	(498)
Maturities and principal receipts of debt securities	71,856	87,748	136,989
Proceeds from sale of debt securities	9,578	6,999	—
Purchases of debt securities	(148,484)	(154,460)	(150,216)
Maturities (purchases) of debt securities, net	153	—	—
Proceeds from redemption of Federal Home Loan Bank stock	1,365	2,662	—
Purchase of shares of Federal Reserve Bank stock	(4,524)	—	—
Net decrease in loans	273,257	433,903	603,916
Purchases of portfolio loans	—	(97,974)	(179,341)
Principal payments received on loans held for sale previously classified as portfolio loans	1,959	2,531	—
Proceeds from loans held for sale previously classified as portfolio loans	37,930	67,584	—
Proceeds received from settlement of company-owned life insurance policies	—	24,877	—
Cash paid on sale of branch office	—	—	(63,545)
Proceeds from the sale of equipment	46	—	—
Purchases of leasehold improvements and equipment	(472)	(421)	(1,171)
Net cash provided by investing activities	238,375	373,698	352,470
Cash Flows From Financing Activities
Net increase (decrease) in deposits	49,949	(307,698)	(803,341)
Proceeds from advances from Federal Home Loan Bank	—	35,000	—
Repayments of advances from Federal Home Loan Bank	—	(135,000)	(168,000)
Payments on redemption of Subordinated Notes	(65,000)	—	—
Proceeds from issuance of shares of common stock	—	—	1,350
Cash paid for surrender of vested shares to satisfy employee tax liability	(245)	(216)	(46)
Net cash used in financing activities	(15,296)	(407,914)	(970,037)
Net change in cash and due from banks	198,169	(31,878)	(586,821)
Cash and due from banks, beginning of period	379,798	411,676	998,497
Cash and due from banks, end of period	$577,967	$379,798	$411,676

Supplemental cash flows information
Cash paid for:
Interest	$62,004	$19,835	$50,751
Income taxes	300	2,279	37
Noncash investing and financing activities:
Transfers of residential and commercial real estate loans to loans held for sale	34,581	—	53,628
Transfers of residential real estate loans from loans held for sale	3,906	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	228	212	3,883
Shares of common stock issued in satisfaction of matching contribution in defined contribution retirement plan	1,028	1,138	—

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”), which was formed in 1984. The Company’s business is conducted through the Bank. The Bank originates commercial real estate loans and commercial and industrial loans, and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan. In February 2024, the Company closed one of its branches in San Francisco and consolidated the operations into a nearby branch office. The Company is headquartered in Southfield, Michigan.

Historically, the Company’s largest asset class has been residential mortgage loans. In 2023, the Bank discontinued originating residential loans. In May 2022, the Company outsourced the residential loan origination function to a third-party residential lending service provider. In November 2022, the service provider notified the Company of its intention to cease conducting business. Residential loan applications were processed through February 2023. At that time, the Company explored possible other service providers but decided to suspend the origination of residential lending. The Company is currently performing an evaluation of its alternatives for new banking products and services.

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

Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine its fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not readily available, the Company uses present value techniques and other valuation methods, as disclosed in Note 16—Fair Value, to estimate the fair value of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Available for sale debt securities and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as other real estate owned, nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments generally involve write-downs of individual assets or application of lower of amortized cost or fair value accounting.

Consolidated Statements of Cash Flows

The Company presents the cash flows from cash receipts and payments pertaining to short-term borrowings and investments when the turnover is quick, the amounts are large, and maturities are less than ninety days on a net basis in its consolidated statements of cash flows. Also, net cash flows are reported for customer loan and deposit transactions.

Cash flows related to customer loans are classified within operating and investing activities in the consolidated statements of cash flows based on their initial classification of the loan.

Cash and Due from Banks

Cash and due from banks, consisting of cash, certificates of deposit and other deposits held with other banks with original maturities of three months or less, are considered cash and cash equivalents for purposes of the consolidated statements of cash flows.

Interest-bearing Time Deposits with Other Banks

Interest-bearing time deposits with other banks consists of certificates of deposit with maturities greater than three months and are carried at cost. Each certificate of deposit is below the FDIC insurance limit of $250. Interest income is recorded when earned.

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At December 31, 2023 and 2022, residential real estate loans accounted for 80% and 84%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2023 and 2022, approximately 80% and 81%, respectively, of gross loans were originated with respect to properties or businesses located in the state of California.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Also, the loan portfolio consists of a loan product of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which was terminated at the end of 2019 and continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program and investigations conducted by the U.S. Department of Justice (the “DOJ”) and the OCC indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including the falsification of information with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. Refer to Note 20—Commitments and Contingencies. This former loan product totaled $628,245 and $880,373 (includes residential real estate loans held for sale of $6,181 at December 31, 2022), or 58% and 63% of gross residential loans, at December 31, 2023 and 2022, respectively.

Employee Retention Credits Under the CARES Act

In the third quarter of 2021, the Company evaluated its eligibility for the employee retention credits (“ERC”) offered under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and determined it qualified for the ERC for the first three quarters of 2021. The Company qualified for the ERC because its gross receipts (which consisted of total interest income and other fees from banking activities and services) decreased more than 20% in 2021 from each of the respective quarters of 2019. The ERC was a refundable tax credit against certain employment taxes. The ERC was equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and was capped for each employee for each of the first three quarters in 2021. As a result of the Company averaging 500 or fewer full-time employees in 2019, all wages paid to employees were eligible for the ERC (rather than just wages paid to employees not providing services). The Company has amended and filed certain payroll tax filings for a refund for each of the first three quarters of 2021.

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

During the year ended December 31, 2021, the Company recorded a grant receivable of $6,529 and a corresponding benefit resulting in a net reduction of salaries and employee benefits expense in the consolidated statements of operations. The Company received cash refunds or credits of $2,130 and $2,254 during the year ended December 31, 2023 and 2022, respectively. The Company has a grant receivable of $2,145 and $4,275 which is recorded in other assets in the consolidated balance sheets at December 31, 2023 and 2022, respectively.

Debt Securities

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased.All debt securities were categorized as available for sale at December 31, 2023 and 2022.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Effective January 1, 2023, for available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (recovery of) credit losses. Losses are charged against the allowance for credit losses when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

For held to maturity debt securities, the Company utilizes the current expected credit loss approach to estimate lifetime expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of held to maturity debt securities to present the net amount expected to be collected from held to maturity debt securities.

Accrued interest receivable on available for sale debt securities is recorded separately from the amortized cost basis of the debt securities in the consolidated balance sheets and is excluded from the estimate of credit losses.

Prior to January 1, 2023, Management evaluated debt securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining other-than-temporary impairment for debt securities, management considered many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether a decline was other-than-temporary involved a high degree of subjectivity and judgment and was based on the information available to management at a point in time. A charge was recognized against income for all or a portion of the impairment if the loss was determined to be other-than-temporary.

Under the other-than-temporary impairment model, if the Company’s intention was to sell the debt security or it was more likely than not that the Company would be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security was written down to fair value, and the full amount of any impairment charge was recorded as a loss in the consolidated statements of operations. If the Company did not intend to sell the debt security and it was more likely than not that the Company would not be required to sell the debt security prior to recovery of its amortized cost basis, only the current period credit loss of any impairment of a debt security was recognized in the consolidated statements of operations, with the remaining impairment recorded in other comprehensive income.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans Held for Sale

The Company originates certain loans intended for sale in the secondary market. Loans held for sale are carried at the lower of amortized cost or fair value on an individual loan basis. The fair value of loans held for sale is primarily determined based on quoted prices for similar loans in active markets or outstanding commitments from third-party investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to non-interest income in the consolidated statements of operations.

Performing residential real estate loans that are held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. On the sale of an originated loan, the servicing right is recorded at its estimated fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and are recorded as a component of non-interest income in the consolidated statements of operations.

Loans that are originated and classified as held for investment are periodically sold in order to manage liquidity, asset credit quality, interest rate risk or concentration risk. Loans that are reclassified into loans held for sale from loans held for investment, due to a change in intent, are recorded at the lower of cost or fair value.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable related to loans is recorded separately from the amortized cost basis of loans on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized over the contractual lives of the respective loans as a yield adjustment using the effective interest method.

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

Allowance for Credit Losses - Loans (Effective January 1, 2023)

The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of held for investment loans to present the net amount expected to be collected on the loans. The allowance for credit losses is adjusted through a charge (recovery) to provision for (recovery of) credit losses in the consolidated statements of operations. When the Company determines that all or a portion of a loan is uncollectible, the appropriate amount is written off, and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a loan is deemed uncollectible; however, generally a loan will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the allowance for credit losses when received. Portions of the allowance for credit losses may be allocated for specific credits; however, the entire allowance for credit losses is available for any credit that, in management’s judgment, should be charged off.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company estimates the allowance for credit losses on loans based on the underlying loans’ amortized cost. If the collection of principal becomes uncertain, the Company stops accruing interest and reverses the accrued but unpaid interest against interest income. The Company has made a policy election to exclude accrued interest receivable from the measurement of the allowance for credit losses. The allowance for credit losses process involves procedures to appropriately consider the unique characteristics of the Company’s portfolio segments. The allowance for credit losses is measured on a collective (pool) basis for portfolios of loans with similar risk characteristics and risk profiles. The Company’s portfolio segments include the following: (i) commercial real estate, (ii) commercial construction, (iii) commercial and industrial, (iv) residential real estate and (v) home equity lines of credit. These portfolio segments were identified based on their common characteristics: loan type/purpose of loan, underlying collateral type, historical/expected credit loss patterns, availability of credit quality indicators (i.e., FICO, risk rating, delinquency) and completeness of the historical information. Loans which do not share risk characteristics—generally, nonaccrual commercial and construction loans, and collateral-dependent loans where the borrower is experiencing financial difficulty— are individually assessed for credit loss. The Company has elected, as a practical expedient, to measure the allowance for credit losses on a collateral-dependent loan, where the borrower is experiencing financial difficulty, at the fair value of the collateral less estimated costs to sell. The portfolio segments are reviewed at least annually or when major changes occur in the loan portfolio to ensure that the segmentation is still appropriate.

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

The Company estimates the allowance for credit losses using relevant available information related to past events, current conditions, and reasonable and supportable forecasts. In determining the total allowance for credit losses, the Company calculates the quantitative portion of the allowance for credit losses using the Probability of Default/Probability of Attrition model, which is a logistic regression model, and add the qualitative adjustments to the model results along with the results from any individual loan assessments.

The Probability of Default/Probability of Attrition model estimates the expected lifetime net charge off balance utilizing the following: (i) probability that the loan will stop performing or default; and (ii) probability that a loan will pay-off entirely prior to maturity. Data used in the development of the probability of default includes macroeconomic variables, including but not limited to unemployment rates, gross domestic product, and the Treasury Yield Curve and peer loss data, when required, which is sourced from a third party. The information is specific to each portfolio segment, though not necessarily solely reliant on internally sourced data. The Company then applies a recovery rate to reflect the recoveries over an approximate 10-year period.

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

Management qualitatively adjusts the allowance for credit loss model results for risk factors not considered within the quantitative modeling processes but are nonetheless relevant in assessing the expected credit losses within the portfolio segments. These qualitative risk factor adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. Qualitative risk factors considered include, among other things, adjustments for imprecision inherent in the forecasts of macroeconomic variables, levels of criticized and classified loans and collection strategies management may employ to reduce these levels, portfolio dispersion and the unique characteristics of the Advantage Loan Program loans which could result in behavior different than our historic losses in a downside economic cycle.

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

The Residential Real Estate Mortgage portfolio includes residential first mortgages and residential second mortgages. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators, particularly at the regional and local levels, are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

The Home Equity Lines of Credit portfolio includes residential second mortgages in the form of a revolving line of credit that requires interest only payments for a period followed by an amortizing period. These loans have a higher risk of default compared to first liens making it harder to rely on loan-to-value ratios and loan balances can fluctuate. These loans are secured by the residential real estate by serving as a second lien behind the first mortgage lien.

The Commercial Real Estate portfolio includes commercial loans made to many types of businesses secured by retail, multifamily, offices, hotels/single-room occupancy hotels, industrial and other commercial properties. Adverse economic developments or an overbuilt market may impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations.

The Construction Loans portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing, and no operating history.

The Commercial and Industrial portfolio is comprised of loans to many types of businesses for their operating needs of the business. The risk characteristics of these loans vary based on the borrowers’ business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured and the Company typically seeks personal guarantees on commercial and industrial loans.

Allowance for Loan Losses (Prior to January 1, 2023)

The allowance for loan losses was a valuation allowance for probable incurred credit losses, increased or decreased by the provision for loan losses and decreased by charge offs less recoveries. Loan losses were charged against the allowance for loan losses when a loan was considered partially or fully uncollectible or had such little value that continuance as an asset was not warranted. Subsequent recoveries, if any, were credited to the allowance for loan losses. Management estimated the allowance for loan losses balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses was available for any loan that, in management’s judgment, should be charged off.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The allowance for loan losses consisted of specific and general components. The specific component related to loans that were individually classified as impaired. The general component covers all other loans and was based on historical loss experience adjusted for general economic conditions and other qualitative factors by portfolio segment. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced over the most recent three-year period. Significant judgment was used to assign each qualitative factor a level of risk, which was translated into additional basis points added to the historical loss rates. These economic and other risk factors included consideration of the following: levels of and trends in delinquencies and classified loans; trends in loan growth; effects of any changes in underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions as indicated by unemployment rates, consumer confidence and household income; industry conditions such as property values and vacancy risk; and effects of changes in credit concentrations.

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

On a quarterly basis, servicing assets are evaluated for impairment based upon the fair value of the mortgage servicing rights compared to their carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. If the carrying amount of an individual grouping exceeds fair value, impairment is recorded on that grouping so that the servicing asset is carried at fair value. Impairment is recognized through a valuation allowance for an individual grouping. If it is later determined that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances are reported within net servicing income (loss) on the consolidated statements of operations. The fair values of servicing assets are subject to significant fluctuations due to changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing income. Servicing fees totaled $551, $905 and $1,841 for the year ended December 31, 2023, 2022 and 2021, respectively. Late fees and ancillary fees related to loan servicing were not material for the periods presented.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of FHLB borrowings and other factors and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of its par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends on FHLB stock are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of operations. Cash dividends received amounted to $653, $433 and $609 for the year ended December 31, 2023, 2022 and 2021, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Federal Reserve Bank Stock

The Bank is a member of its regional Federal Reserve Bank. As a covered savings association, the Bank is required to own a certain amount of capital stock of the Federal Reserve Bank of Chicago, of which 50% has been paid. The remaining 50% is subject to a call by the Federal Reserve Bank. The capital stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of its par value. The capital stock does not have a readily determinable fair value and no quoted market value as ownership is restricted to member institutions. Cash and stock dividends on the Federal Reserve Bank stock are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of operations. Cash dividends received amounted to $106 for the year ended December 31, 2023.

Company-Owned Life Insurance

The Company owns life insurance policies on retired and former employees and officers. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Income from these policies and changes in the cash surrender value of the life insurance policies are recorded in non-interest income in the consolidated statements of operations and are generally not subject to income taxes.

During the year ended December 31, 2022, the Company surrendered certain life insurance policies related to former executives and a controlling shareholder. Refer to Note 15—Employee Benefit Plans.

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

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate of expected credit losses generally follows the same methodology as the funded loans by utilizing the loss rates generated for each portfolio segment with an adjustment for the probability of funding to occur. The liability for unfunded commitments, which is recorded in other liabilities in the consolidated balance sheets, is adjusted through the provision for (recovery of) credit losses.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

A loss incurred on the repurchase of the Advantage Loan Program loans is charged against the mortgage repurchase liability, except when the unpaid principal balance of the loan is greater than its fair value on the date of repurchase. The amount in excess of fair value is recorded as a loss on repurchase in other non-interest expense. The disposition of the mortgage servicing rights related to servicing the respective loans (as mortgage servicing of these loans was retained at the time of sale) is recorded in net servicing income (loss) in non-interest income in the consolidated statements of operations. The Advantage Loan Program loans that have been repurchased are then included in loans held for investment. The mortgage repurchase liability is included in other liabilities in the consolidated balance sheets.

Legal Contingencies and Litigation Accruals

On a quarterly basis, management assesses potential losses in relation to their legal proceedings and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent that may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, net income (loss) would be increased or decreased accordingly. If the differences are material, the consolidated financial statements could be materially impacted. The Company accounts for the related legal costs of litigating a claim and taking legal actions by expensing the legal costs as incurred.

Revenue from Contracts with Customers

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services as performance obligations are satisfied.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Stock-based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and independent members of the Company’s board of directors, based on the fair value of these awards at the date of grant. The fair value of stock options is estimated using a Black-Scholes option pricing model, and the fair value of restricted stock awards is based on the market price of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested.

Compensation cost is recorded over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available for sale debt securities, net of income taxes, which is also recognized as a separate component of shareholders’ equity. The Company releases the income tax effects on unrealized gains and losses on available for sale debt securities that are reported in other comprehensive income (loss) on a security-by-security basis when debt securities are sold.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Operating Segments

The Company’s operations are in the financial services industry. Operations are managed and financial performance is evaluated on a Company-wide basis since discrete financial information is not available other than on a consolidated basis. Accordingly, management evaluates the performance of the Company’s business based on one reportable segment, community banking. The chief executive officer assesses the Company’s performance and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations as consolidated net income.

New Accounting Standards Adopted in 2023

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the recognition and measurement accounting guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. Under the new guidance, creditors should evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan under the general loan modification guidance. Public business entities are required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases. The Company adopted the provisions of ASU 2022-02 on January 1, 2023, along with its adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) as discussed below. On the date of adoption, the Company recorded a cumulative effect adjustment of $276, net of tax, to decrease the opening balance of retained earnings as of January 1, 2023, for the initial application of ASU 2022-02. The cumulative effect adjustment (before tax) represents the difference between the allowance previously determined under the troubled debt restructuring model and the allowance determined under the new credit loss accounting model for such loans on the adoption date.

In June 2016, the FASB issued ASU 2016-13 (and subsequent amendments), which significantly changes estimates for credit losses related to financial assets measured at amortized cost, including loan receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss model. The current expected credit loss model requires the measurement of the lifetime expected credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, ASU 2016-13 requires credit losses on available for sale debt securities to be presented as an allowance rather than as a write-down under the previous other-than-temporary impairment model. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.

The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while amounts for prior periods continue to be reported in accordance with previously applicable U.S. GAAP. The Company recorded a cumulative effect adjustment of $778, net of tax, to increase the opening balance of retained earnings as of January 1, 2023, for the initial application of current expected credit loss model. Upon adoption, the allowance for credit losses for loans decreased by $1,651 primarily driven by the allowance for credit losses on the construction loan portfolio due to the short contractual maturities of the loans in this portfolio segment. This was partially offset by an increase in the allowance for credit losses in both the residential real estate and commercial real estate portfolio segments which have longer contractual maturities. In addition, the Company established a liability for unfunded commitments of $579.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The details of the changes and quantitative impact on the financial statement line items in the consolidated balance sheet as of January 1, 2023 for the adoption of ASU 2016-13, along with the adoption of ASU 2022-02, were as follows:

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

As stated, the comparative prior period information presented before January 1, 2023 has not been adjusted and continues to be reported under the Company’s historical allowance for loan losses policies.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of information in a reporting entity’s effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. This ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires more disaggregated expense information about a public entity’s reportable segments if the significant segment expenses are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss. Additionally, ASU 2023-07 allows public entities to disclose more than one measure of segment profit or loss used by the chief operating decision maker. For public entities that have one reportable segment, ASU 2023-07 confirmed that all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss and reporting significant segment expense and other items apply to these entities. This ASU 2023-07 does not change the definition of a segment, the method of determining segments, or the criteria for aggregating operating segments into reportable segments. The ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU 2023 – 07 should be adopted retrospectively as of the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment reporting disclosures.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 3—Debt Securities

The following tables summarize the amortized cost and fair value of available for sale debt securities at December 31, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$253,107	$57	$(4,176)	$248,988
Mortgage-backed securities	35,757	—	(3,830)	31,927
Collateralized mortgage obligations	151,196	27	(13,066)	138,157
Collateralized debt obligations	151	—	(10)	141
Total	$440,211	$84	$(21,082)	$419,213

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$175,878	$17	$(7,458)	$168,437
Mortgage-backed securities	41,388	—	(4,655)	36,733
Collateralized mortgage obligations	153,066	4	(14,829)	138,241
Collateralized debt obligations	157	—	(10)	147
Total	$370,489	$21	$(26,952)	$343,558

Investment securities with a fair value of $61,078 were pledged as collateral on the FHLB borrowings at December 31, 2023. Additionally, investment securities with a fair value of $64,105 were held by the FRB as collateral for available borrowings under the Bank Term Funding Program.

Accrued interest receivable on available for sale debt securities totaled $1,535 and $808 at December 31, 2023 and 2022, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $308 and $353 at December 31, 2023 and 2022, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of December 31, 2023 and 2022.

Information pertaining to sales of available for sale debt securities for the year ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Proceeds from the sale of debt securities	$9,578	$6,999	$—

Gross realized gains	$2	$33	$—
Gross realized losses	(115)	(1)	—
Total net realized gains (loss)	$(113)	$32	$—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The income tax expense (benefit) related to the net realized gains (loss) was $(32) and $9 for the year ended December 31, 2023 and 2022, respectively.

The amortized cost and fair value of U.S. Treasury and Agency securities at December 31, 2023 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$173,633	$173,398
Due after one year through five years	79,474	75,590
Mortgage-backed securities	35,757	31,927
Collateralized mortgage obligations	151,196	138,157
Collateralized debt obligations	151	141
Total	$440,211	$419,213

The following table summarizes available for sale debt securities, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022, aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,836	$(1)	$125,183	$(4,175)	$175,019	$(4,176)
Mortgage-backed securities	—	—	31,927	(3,830)	31,927	(3,830)
Collateralized mortgage obligations	10,297	(221)	111,554	(12,845)	121,851	(13,066)
Collateralized debt obligations	—	—	141	(10)	141	(10)
Total	$60,133	$(222)	$268,805	$(20,860)	$328,938	$(21,082)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$100,815	$(2,839)	$44,605	$(4,619)	$145,420	$(7,458)
Mortgage-backed securities	5,792	(139)	30,941	(4,516)	36,733	(4,655)
Collateralized mortgage obligations	69,088	(3,169)	64,715	(11,660)	133,803	(14,829)
Collateralized debt obligations	—	—	147	(10)	147	(10)
Total	$175,695	$(6,147)	$140,408	$(20,805)	$316,103	$(26,952)

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

As of December 31, 2023, the debt securities portfolio consisted of 34 debt securities, with 30 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on the current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at December 31, 2023, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, the Company’s available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, the Company has not recorded an allowance for credit losses for its available for sale debt securities at December 31, 2023. Similarly, for the same reasons noted above, at December 31, 2022, the Company determined that the unrealized losses in these securities were due to non-credit-related factors, including changes in interest rates and other market conditions.

Note 4—Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2023 and 2022, equity securities totaled $4,703 and $4,642, respectively.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the statements of operations. At December 31, 2023 and 2022, equity securities with readily determinable fair values were $4,457 and $4,396, respectively. The following is a summary of unrealized and realized gains and losses recognized in the consolidated statements of operations:

	Year Ended
	December 31,
	2023	2022	2021
Net gains (loss) recorded during the year on equity securities	$61	$(580)	$(142)
Less: net gains (loss) recorded during the year on equity securities sold during the period	—	—	—
Unrealized gains (loss) recorded during the year on equity securities held at the reporting date	$61	$(580)	$(142)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during 2023 and 2022. The investment was reported at $246 at December 31, 2023 and 2022.

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

During the year ended December 31, 2023, the Company sold loans held for sale, with a carrying value of $36,210 on the date of sale, to a third party for net cash proceeds of $37,930.

During the year ended December 31, 2021, commercial real estate loans with a carrying value of $61,549 were reclassified as loans held for sale from loans held for investment due to management’s change in intent and decision to sell the loans. On the date of transfer, the amortized cost exceeded the fair value of the loans due to credit deterioration. The Company recorded a charge-off of $7,921 to the allowance for credit losses, which established a new aggregate cost basis for the loans of $53,628 on the date of transfer. In February 2022, the Company sold substantially all of its commercial real estate loans held for sale, which loans had a carrying value of $49,455 on the date of sale, to a third party for cash proceeds of $49,610.

Loans Held for Investment

The major categories of loans held for investment and the allowance for credit losses were as follows:

	December 31,
	2023	2022
Residential real estate	$1,085,776	$1,391,276
Commercial real estate	236,982	221,669
Construction	10,381	44,503
Commercial and industrial	15,832	1,396
Other consumer	1	5
Total loans	1,348,972	1,658,849
Less: allowance for credit losses	(29,404)	(45,464)
Loans, net	$1,319,568	$1,613,385

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Accrued interest receivable related to total gross loans, including loans held for sale, was $6,617 and $6,894 as of December 31, 2023 and 2022, respectively.

Loans totaling $428,358 and $389,830 were pledged as collateral on the FHLB borrowings at December 31, 2023 and 2022, respectively. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $4,004 and $5,711 at December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2022, the Company repurchased pools of Advantage Loan Program loans with a total outstanding principal balance of $65,621. For more information on the repurchases of Advantage Loan Program loans, refer to Note 20—Commitments and Contingencies.

Allowance for Credit Losses

The allowance for credit losses at December 31, 2023 was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following tables present the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the year ended December 31, 2023:

				Commercial
	Residential	Commercial		and
December 31, 2023	Real Estate	Real Estate	Construction	Industrial	Total
Allowance for credit losses:
Beginning balance	$27,951	$11,694	$5,781	$38	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	380
Provision for (recovery of) credit losses	(8,433)	605	(1,158)	142	(8,844)
Charge offs	(6,478)	—	—	—	(6,478)
Recoveries	428	100	5	—	533
Total ending balance	$14,322	$13,550	$1,386	$146	$29,404

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present the activity in the allowance for loan losses for the year ended December 31, 2022 and 2021, as determined in accordance with ASC 310, Receivables (“ASC 310”), prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of
December 31, 2022	Real Estate	Real Estate	Construction	Credit	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$56,548
Provision for (recovery of) loan losses	(5,105)	3,060	(7,919)	30	(9,934)
Charge offs	(197)	(4,064)	—	—	(4,261)
Recoveries	1,051	90	1,970	—	3,111
Total ending balance	$27,951	$11,694	$5,781	$38	$45,464

				Commercial
	Residential	Commercial		Lines of
December 31, 2021	Real Estate	Real Estate	Construction	Credit	Total
Allowance for loan losses:
Beginning balance	$32,366	$21,942	$17,988	$91	$72,387
Provision for (recovery of) loan losses	(1,578)	(2,052)	(4,552)	(83)	(8,265)
Charge offs	—	(7,921)	(1,965)	—	(9,886)
Recoveries	1,414	639	259	—	2,312
Total ending balance	$32,202	$12,608	$11,730	$8	$56,548

Prior to the adoption of ASU 2016-13, the Company individually evaluated commercial real estate loans, construction loans and commercial lines of credit for impairment, and large homogeneous loans, such as residential real estate loans and other consumer loans, were collectively evaluated for impairment. The following table presents loans individually and collectively evaluated for impairment and their respective allowance for loan loss allocation as of December 31, 2022, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13:

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2022 and 2021, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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

Also presented in the table above is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Factors considered by management in determining if a loan was impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. The average balances are calculated based on the month-end balances of the loans for the period reported.

Nonaccrual Loans and Past Due Loans

Past due loans held for investment are loans contractually past due 30 days or more as to principal or interest payments. A loan held for investment is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due. In addition, a loan may be placed on nonaccrual at any other time management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing. A loan held for investment may remain in accrual status if it is in the process of collection and well secured. When a loan held for investment is placed in nonaccrual status, interest accrued but not received is reversed against interest income. Interest received on such loans is applied to the principal balance of the loan until qualifying for return to accrual status. Loans are returned to accrual status after all principal and interest amounts contractually due are made and future payments are reasonably assured.

The following table presents the total amortized cost basis of loans on nonaccrual status, the amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing at December 31, 2023 and 2022:

	December 31,
	2023			2022
		Nonaccrual	Past Due 90		Nonaccrual	Past Due 90
		With No	Days or More		With No	Days or More
	Nonaccrual	Allowance for	and Still	Nonaccrual	Allowance for	and Still
	Loans	Credit Losses	Accruing	Loans	Credit Losses	Accruing
Residential real estate:
Residential first mortgage	$8,942	$4,079	$31	$33,501	$—	$35
Residential second mortgage	—	—	—	189	—	—
Commercial real estate	—	—	—	—	—	—
Total	$8,942	$4,079	$31	$33,690	$—	$35

At December 31, 2023, the Company had nonaccrual loans of $8,942 in its held for investment loan portfolio. The decrease in nonaccrual loans from December 31, 2022 is primarily due to nonaccrual loans of $28,637 that were transferred to held for sale in March 2023 and subsequently sold in May 2023. On the transfer, a charge off on these nonaccrual loans of $4,231 was recorded to the allowance for credit losses. The remainder of the decrease in nonaccrual loans is primarily due to loans of $4,162 that were paid in full and loans of $5,791 that were returned to accrual status. Partially offsetting these decreases, loans totaling $14,093 were added to nonaccrual status, a portion of which were transferred to held for sale and sold in May 2023.

The total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $401, $2,028 and $2,936 for the year ended December 31, 2023, 2022 and 2021, respectively. The Company does not record interest income on nonaccrual loans.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Aging Analysis of Past Due Loans

The following table presents an aging of the amortized cost basis of contractually past due loans at December 31, 2023:

	30 ‑ 59	60 ‑ 89	90 Days
	Days Past	Days Past	or More Past	Total	Current
December 31, 2023	Due	Due	Due	Past Due	Loans	Total
Residential real estate	$16,634	$2,305	$8,973	$27,912	$1,057,864	$1,085,776
Commercial real estate	—	—	—	—	236,982	236,982
Construction	—	—	—	—	10,381	10,381
Commercial and industrial	—	—	—	—	15,832	15,832
Other consumer	—	—	—	—	1	1
Total	$16,634	$2,305	$8,973	$27,912	$1,321,060	$1,348,972

The following table presents the aging of the recorded investment in past due loans, presented in accordance with ASC 310, at December 31, 2022, by class of loans:

	30 ‑ 59	60 ‑ 89	90 Days
	Days	Days	or More	Total	Current
December 31, 2022	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate:
Residential first mortgage	$17,881	$5,337	$33,536	$56,754	$1,324,545	$1,381,299
Residential second mortgage	99	—	189	288	9,689	9,977
Commercial real estate:
Retail	—	—	—	—	28,971	28,971
Multifamily	—	—	—	—	81,444	81,444
Office	—	—	—	—	39,610	39,610
Hotels/Single-room occupancy hotels	—	—	—	—	5,208	5,208
Industrial	—	—	—	—	30,242	30,242
Other	—	—	—	—	36,194	36,194
Construction	—	—	—	—	44,503	44,503
Commercial lines of credit:
Private banking	—	—	—	—	107	107
C&I lending	—	—	—	—	1,289	1,289
Other consumer	—	—	—	—	5	5
Total	$17,980	$5,337	$33,725	$57,042	$1,601,807	$1,658,849

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2023, the amortized cost basis of collateral-dependent loans was $4,004. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the year ended December 31, 2023.

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

For residential and consumer loan classes, the Company evaluates credit quality based on the accrual status of the loan. The following table presents the amortized cost in residential loans based on accrual status:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$764	$72,840	$132,567	$99,676	$202,793	$560,185	$7,729	$280	$1,076,834
Nonaccrual	—	—	—	—	1,739	7,203	—	—	8,942
Total residential mortgage loans	$764	$72,840	$132,567	$99,676	$204,532	$567,388	$7,729	$280	$1,085,776
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Real estate – construction:
Risk rating
Pass	$14	$—	$—	$1,591	$—	$—	$—	$—	$1,605
Special mention	—	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	8,776	—	—	—	8,776
Total real estate - construction	$14	$—	$—	$1,591	$8,776	$—	$—	$—	$10,381
Real estate – construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Total commercial and industrial	$14,461	$1,071	$—	$—	$—	$97	$130	$—	$15,832
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – commercial real estate:
Risk rating
Pass	$28,975	$79,013	$33,694	$35,148	$6,938	$13,020	$—	$—	$196,788
Special mention	948	3,574	1,407	2,724	8,610	4,253	—	—	21,516
Substandard or lower	—	—	11,778	—	2,805	4,095	—	—	18,678
Total real estate – commercial real estate	$29,923	$82,587	$46,879	$37,872	$18,353	$21,368	$—	$—	$236,982
Real estate – commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Note 6—Leasehold Improvements and Equipment, net

Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2023 and 2022 are as follows:

	Estimated
	Useful
	Life	December 31,
	(in years)	2023	2022
Leasehold improvements	*	$11,658	$11,592
Furniture and equipment	3 ‑ 7	12,270	11,959
Total		23,928	23,551
Less: accumulated depreciation and amortization		(18,498)	(17,250)
Leasehold improvements and equipment, net		$5,430	$6,301

*  Amortized over the shorter of the lease term or estimated useful life.

The amount charged to occupancy and equipment in the consolidated statements of operations for depreciation and amortization was $1,331, $1,541 and $1,754 for the year ended December 31, 2023, 2022 and 2021, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 7—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Residential real estate mortgage loan portfolios serviced for:
FNMA	$105,689	$113,704
FHLB	31,016	34,282
Private investors	33,044	43,274
Total	$169,749	$191,260

Custodial escrow balances maintained with these serviced loans were $620 and $380 at December 31, 2023 and 2022, respectively. These balances are included in noninterest-bearing deposits in the consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Year Ended December 31,
	2023	2022	2021
Mortgage servicing rights:
Beginning of year	$1,840	$3,332	$7,853
Additions	—	11	136
Disposals (Note 20)	—	(863)	(2,381)
Amortization	(250)	(640)	(2,276)
End of year	1,590	1,840	3,332
Valuation allowance:
Beginning of year	46	610	2,165
Additions (recoveries)	2	(564)	(1,555)
End of year	48	46	610
Mortgage servicing rights, net	$1,542	$1,794	$2,722

Servicing income (loss), net of amortization of servicing rights and changes in the valuation allowance, was $308, $(20) and $(1,208) for the year ended December 31, 2023, 2022 and 2021, respectively.

The fair value of mortgage servicing rights was $1,857 and $2,154 at December 31, 2023 and 2022, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2023 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.8% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2022 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 10.2% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At December 31, 2023 and 2022, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 16—Fair Value.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 8—Deposits

Time deposits, included in interest-bearing deposits, were $873,220 and $861,733 at December 31, 2023 and 2022, respectively. The Company did not have any brokered deposits at December 31, 2023 and 2022.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $255,222 and $243,861 at December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of time deposits for the next five years were as follows:

2024	$761,709
2025	102,605
2026	7,447
2027	1,303
2028	156

Note 9—FHLB Borrowings

FHLB Advances

At December 31, 2023 and 2022, the Company has a long-term fixed-rate FHLB advance of $50,000 with a maturity date of May 2029. The FHLB advance requires monthly interest-only payments at 1.96% per annum with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advance is callable by the FHLB in May 2024.

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

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the year ended December 31, 2023 and 2022. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 5.76% and 4.74% at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, there were no outstanding borrowings under this agreement. The overdraft line of credit was renewed in October 2023. The overdraft line of credit is issued for a one-year term and automatically extends for an additional one-year term unless terminated in advance of the renewal by the Company.

The Company entered into irrevocable standby letters of credit arrangements with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. An irrevocable standby letter of credit of $4,000 has a 36-month term and expires in July 2024. This letter of credit was reduced to $2,000 during the second quarter of 2022; thereby, the Company has total available letters of credit of $2,000 at December 31, 2023 and 2022, respectively. There were no borrowings outstanding on these standby letters of credit during the year ended December 31, 2023 and 2022.

The long-term fixed-rate advance and the overdraft line of credit are collateralized by certain investment securities and loans. Based on this collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $311,183 at December 31, 2023. Refer to Note 3—Debt Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Other Borrowings

The Company has available unsecured federal funds credit lines with three banks totaling $80,000 at December 31, 2023 and 2022. There were no borrowings under these unsecured credit lines during the year ended December 31, 2023 and 2022.

In addition, as a result of the bank failures occurring in the first half of 2023, the FRB has made available to banks a new borrowing facility under the Bank Term Funding Program. This program allows for the Company to borrow with qualifying collateral, which includes the majority of its investment securities, except the non - Agency collateralized mortgage obligations and those allowable investments pledged with FHLB, valued at par. Advances under the program may have a term of up to one year with the interest rate fixed at the time the advance is taken and there is no prepayment penalty. The Company has pledged as collateral certain allowable investments, and based on this collateral, the Company has unused borrowing capacity of $65,000 at December 31, 2023. The Company had no advances outstanding under this program. The program expired on March 11, 2024. Refer to Note 3—Debt Securities for further information on securities pledged.

Note 10—Subordinated Notes, net

The 7% Fixed to Floating Subordinated Notes, due April 15, 2026 (the “Subordinated Notes”) were as follows:

	December 31,
	2023	2022
Subordinated Notes	$—	$65,000
Unamortized note premium	—	271
Total	$—	$65,271

On July 15, 2023, the Company redeemed all of its outstanding Subordinated Notes, at a redemption price equal to 100% of the outstanding principal amount plus accrued interest, for a total cash payment of $66,821. The Company recorded a gain on the extinguishment of the Subordinated Notes of $234 which equaled the remaining unamortized note premium. The gain on the extinguishment of the Subordinated Notes was recorded in other income within non-interest income in the consolidated statements of operations for the year ended December 31, 2023.

The Subordinated Notes accrued interest at a variable interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus a margin of 5.82%, payable quarterly in arrears. The interest rate was 9.90% at December 31, 2022. Note premium costs were amortized over the contractual term of the Subordinated Notes into interest expense using the effective interest method. Interest expense on these Subordinated Notes was $3,727, $4,969 and $4,127 for the year ended December 31, 2023, 2022 and 2021, respectively.

The Subordinated Notes were unsecured obligations and were subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of the Company's current and future subsidiaries, including the Bank's deposits as well as the Company's subsidiaries' liabilities to general creditors and liabilities arising during the ordinary course of business.

The Company currently may not issue new debt without the prior approval of the FRB.

Note 11— Shareholders’ Equity

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

Stock Repurchase Program

The board of directors previously approved the repurchase of up to $50,000 of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status. As of December 31, 2023, the Company had $19,568 of common stock purchases remaining that may be made under the program. In March 2020, the Company suspended the stock repurchase program.

The Company is required to obtain the prior approval of the FRB in order to repurchase shares of the Company's common stock.

Note 12—Stock-based Compensation

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

A summary of the Company’s stock option activity as of and for the year ended December 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(Years)
Outstanding at January 1, 2023	349,545	$5.19	7.17	$627
Granted	—
Exercised	—
Forfeited/expired	(9,150)	$13.73
Outstanding at December 31, 2023	340,395	$4.96	6.23	$531
Exercisable at December 31, 2023	340,395	$4.96	6.23	$531

The Company recorded stock-based compensation expense associated with stock options of $1, $(6) and $173 for the year ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock Awards

Restricted stock awards are issued to independent directors and certain key employees. The restricted stock awards generally vest one-third per year over three years after the date of grant, unless the Compensation Committee determines to establish a different vesting schedule for specific grants. In particular, during the year ended December 31, 2023, the Company granted its chief executive officer a restricted stock award that vests in one-third increments every six months over an eighteen-month period and granted other executive officers restricted stock awards that vest in one-third increments on the third, fourth and fifth anniversary of the date of grant. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2017 Plan and 2020 Plan, the outstanding restricted stock awards will immediately vest.

During the year ended December 31, 2023, the board of directors approved the issuance of 1,195,838 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $6.09 and 1,135,838 shares were awarded to key employees with a weighted average grant-date fair value of $5.10. During the year ended December 31, 2022, the board of directors approved the issuance of 231,842 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $5.75 and 186,842 shares were awarded to key employees with a weighted average grant-date fair value of $6.77. During the year ended December 31, 2021, the board of directors approved the issuance of 252,123 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $4.71 and 207,123 shares were awarded to key employees with a weighted average grant-date fair value of $5.05.

During the year ended December 31, 2023, 2022 and 2021, the Company withheld 42,753 shares, 32,929 shares and 8,536 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $245, $216 and $46, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

A summary of the restricted stock awards activity as of and for the year ended December 31, 2023 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2023	390,125	$6.17
Granted	1,195,838	5.15
Vested	(157,870)	6.27
Forfeited	(63,523)	6.02
Nonvested at December 31, 2023	1,364,570	$5.27

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $2,096, $906 and $453 for the year ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, there was $5,251 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.40 years. The total fair value of shares vested during the year ended December 31, 2023 and 2022 was $911 and $673, respectively.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following tables present the consolidated Company’s and the Bank’s actual and minimum required capital amounts and ratios under the CBLR framework at December 31, 2023 and the risk-weighting framework at December 31, 2022:

			To be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
	Actual		(CBLR Framework)
	Amount	Ratio	Amount	Ratio
December 31, 2023
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$342,368	13.95%	$220,950	9.00%
Bank	$328,362	13.38%	$220,920	9.00%

			For Capital
			Adequacy		To be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total adjusted capital to risk-weighted assets
Consolidated	$390,591	25.64%	$121,888	8.00%	N/A	N/A
Bank	425,159	27.93	121,795	8.00	$152,244	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	332,068	21.79	91,416	6.00	N/A	N/A
Bank	405,803	26.65	91,346	6.00	121,795	8.00
Common Equity Tier 1 (CET1)
Consolidated	332,068	21.79	68,562	4.50	N/A	N/A
Bank	405,803	26.65	68,510	4.50	98,959	6.50
Tier 1 (core) capital to adjusted tangible assets (leverage ratio)
Consolidated	332,068	13.54	98,073	4.00	N/A	N/A
Bank	405,803	16.56	98,032	4.00	122,540	5.00

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

The QTL test requires that a minimum of 65% of its portfolio assets be maintained in qualified thrift investments, primarily residential mortgages and related investments, including certain mortgage-backed and related securities in at least nine months out of each 12-month period. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to commercial bank charter. Effective August 9, 2023, the Bank operates as a covered savings association, which allows the Bank to operate as a commercial bank without being subject to the QTL test. Management believes that the QTL test had been met prior to becoming a covered savings association.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 14—Income (Loss) Per Share

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

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$7,413	$(14,194)	$23,390

Denominator:
Weighted average common shares outstanding, basic	50,630,928	50,346,198	50,049,902
Weighted average effect of potentially dilutive common shares:
Stock options	89,910	—	55,060
Restricted stock	57,721	—	34,348
Weighted average common shares outstanding, diluted	50,778,559	50,346,198	50,139,310

Income (loss) per share:
Basic	$0.15	$(0.28)	$0.47
Diluted	$0.15	$(0.28)	$0.47

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options	44,578	349,808	69,546
Restricted stock	664,864	372,395	78,418
Total	709,442	722,203	147,964

Note 15—Employee Benefit Plans

Defined Contribution Retirement Plan

The Company maintains a defined contribution plan which provides for an annual matching contribution in an amount equal to 100% of the employee’s contribution up to 6% of the employee’s eligible compensation and also provides that such matching contribution may be made in shares of the Company’s common stock. In this case, an employee’s 401(k) plan account would hold interests in a unitized stock fund instead of a direct interest in the shares of common stock. The employee is not required to be employed by the Company on the date the matching contribution is made in order to receive it. The Company also has the discretion to make additional contributions.

The Company’s plan expense was $1,259, $1,463 and $935 for the year ended December 31, 2023, 2022 and 2021, respectively.

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

A liability remains for one individual. The aggregate liability accrued for potential payment under this agreement was $359 at December 31, 2023 and 2022. The aggregate expense, net of forfeitures, for such agreements was $(405) and $(470) for the year ended December 31, 2022 and 2021, respectively.

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

Note 16—Fair Value

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

Mortgage Servicing Rights

Fair value of mortgage servicing rights is initially determined at the individual grouping level based on an internal valuation model that calculates the present value of estimated future net servicing income. On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon third-party valuations obtained. As disclosed in Note 7—Mortgage Servicing Rights, net, the valuation model utilizes interest rate, prepayment speed and default rate assumptions that market participants would use in estimating future net servicing income (Level 3).

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2023 and 2022:

		Fair Value Measurements at
		December 31, 2023
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$248,988	$219,582	$29,406	$—
Mortgage-backed securities	31,927	—	31,927	—
Collateralized mortgage obligations	138,157	—	138,157	—
Collateralized debt obligations	141	—	—	141
Equity securities	4,457	4,457	—	—

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2023 and 2022:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	2023	2022
Balance of recurring Level 3 assets at beginning of year	$147	$203
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	—	(2)
Principal maturities/settlements	(6)	(54)
Balance of recurring Level 3 assets at end of year	$141	$147

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the consolidated balance sheets at December 31, 2023 and 2022, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at December 31, 2023
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$576	$—	$—	$576

Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$391	$—	$—	$391

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Mortgage servicing rights	$576	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2)%
			Prepayment speed	6.9% - 22.7%
(18.5)%
			Default rate	0.1% - 0.2%
(0.1)%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Mortgage servicing rights	$391	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2)%
			Prepayment speed	7.5% - 22.4%
(19.0)%
			Default rate	0.1% - 0.2%
(0.2)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2023 and 2022, are as follows:

	Fair Value Measurements at December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$577,967	$577,967	$577,967	$—	$—
Interest-bearing time deposits with other banks	5,226	5,226	5,226	—	—
Loans, net	1,319,568	1,313,282	—	—	1,313,282

Financial Liabilities
Time deposits	873,220	874,274	—	874,274	—
Federal Home Loan Bank borrowings	50,000	49,370	—	49,370	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

	Fair Value Measurements at December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$379,798	$379,798	$379,798	$—	$—
Interest-bearing time deposits with other banks	934	934	934	—	—
Loans held for sale	7,725	7,833	—	7,833	—
Loans, net	1,613,385	1,516,771	—	—	1,516,771

Financial Liabilities
Time deposits	861,733	855,566	—	855,566	—
Federal Home Loan Bank borrowings	50,000	48,360	—	48,360	—
Subordinated Notes, net	65,271	65,355	—	65,355	—

Note 17—Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(760)	$1,636	$4,814
State	(1,015)	214	1,429
Deferred:
Federal	3,290	3,251	2,088
State	1,634	1,528	1,312
Total income tax expense	$3,149	$6,629	$9,643

The reconciliation between income taxes computed at the U.S. federal statutory income tax rate to our income tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at U.S. federal statutory rate of 21%	$2,218	$(1,589)	$6,937
Effect of:
State taxes, net of federal benefit	489	1,376	2,165
Taxable income on surrender of company-owned life insurance	—	2,760	—
Contingent loss	—	3,830	—
Nontaxable cancellation of split-dollar life insurance	—	(863)	—
Nondeductible items	447	731	480
Other, net	(5)	384	61
Total income tax expense	$3,149	$6,629	$9,643

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The components of deferred tax assets and liabilities at December 31, 2023 and 2022 comprised the following:

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$8,162	$12,518
Net unrealized loss on investment securities	5,815	7,594
Operating lease liabilities	3,377	4,402
Compensation plans	1,535	963
Tax loss carryforwards	1,128	205
Depreciation	469	482
State franchise tax	1	358
Mortgage repurchase liability	203	223
Interest on nonaccrual loans	108	1,031
Accrued expenses	—	980
Loans held for sale valuation allowance	—	121
Other	305	186
Total deferred tax assets	21,103	29,063
Less: valuation allowance	(158)	(120)
Total deferred tax assets, net of valuation allowance	20,945	28,943
Deferred tax liabilities:
Operating lease right-of-use asset	(3,086)	(4,075)
Mortgage servicing rights	(415)	(494)
Other	(485)	(670)
Total deferred tax liabilities	(3,986)	(5,239)
Deferred tax asset, net	$16,959	$23,704

At December 31, 2023, the Company had federal net operating loss carryforwards of $2,126 that can be carried forward indefinitely. The Company also had state net operating loss carryforwards of $6,114 that will expire in 2043. A capital loss of $608 can be carried forward and utilized against capital gains during the carryforward period which expires in December 2025. The Company has recorded a deferred tax asset of $1,128 reflecting the benefit of the tax loss carryforwards. As of December 31, 2023, a valuation allowance of $158 has been established against the portion of the deferred tax asset that is more likely than not to be realized.

Realization of the remaining deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management evaluated the deferred tax assets for recoverability by considering negative and positive evidence. Based on the weight of all available evidence, the Company believes it is more likely than not that the deferred tax asset at December 31, 2023 will be realized through the future reversals of existing taxable temporary differences and projected future taxable income.

The Company is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Company’s federal income tax returns are subject to examination by the taxing authorities for the years after 2019.

There were no unrecognized tax benefits at December 31, 2023, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 18—Related Party Transactions

In May 2021, the Company issued and sold unregistered shares of common stock to its chief executive officer in exchange for cash consideration. Refer to Note 11—Shareholders’ Equity.

Related party leases are disclosed in Note 19—Operating Leases.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 19—Operating Leases

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

The Company subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $97 and $439 for the year ended December 31, 2022 and 2021, respectively. The sublease agreements ended on March 31, 2022.

The Company’s operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. The lessors’ respective rates implicit in these operating leases are generally not available and were not determinable from the terms of the lease. Therefore, the Company uses its incremental borrowing rate in determining the present value of the future lease payments when measuring the operating lease liabilities. The incremental borrowing rates are not observable, and therefore the rates are estimated primarily using observable borrowing rates on the Company’s FHLB advances. The FHLB borrowing rates are generally for over-collateralized advances with varying lengths of maturities. Therefore, the risk-free U.S. government bond rate and high-credit quality unsecured corporate bond rates are also considered in estimating the incremental borrowing rates. The Company’s incremental borrowing rates are developed considering its monthly payment amounts and the initial terms of its leases.

The components of total lease costs, which are recorded in non-interest expense – occupancy and equipment, in the consolidated statements of operations for the year ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$3,979	$4,083	$4,377
Variable lease costs	921	861	1,136
Total lease costs	$4,900	$4,944	$5,513

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2024	$4,009
2025	3,313
2026	2,490
2027	1,702
2028	1,278
Thereafter	526
Total lease payments	13,318
Less: future interest costs(1)	(781)
Present value of lease liabilities	$12,537
(1)	Computed using the estimated interest rate for each lease

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Other information related to the lease liabilities as of and for the year ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
Other Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,086	$4,110	$4,355
Weighted average remaining lease term (years)	4.06	4.85	5.53
Weighted average discount rate	3.00%	2.97%	2.94%

Note 20—Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off - balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, such as loan commitments and unused credit lines, and standby letters of credit, which are not reflected in the consolidated financial statements.

The Company adopted ASU 2016-13, effective January 1, 2023, which requires the Company to estimate expected credit losses for off-balance sheet credit exposures. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, on the consolidated balance sheet. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The following presents the activity in the liability for unfunded commitments for the year ended December 31, 2023:

	Residential	Commercial		Commercial	Other
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Balance, beginning of period	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	—	579
Increase (decrease) in provision for (recovery of) credit losses	(52)	(1)	365	5	—	317
Balance, end of period	$1	$124	$763	$8	$—	$896

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Unused Lines of Credit

The Company also issues unused lines of credit to meet customer financing needs. At December 31, 2023, the unused lines of credit include residential second mortgages of $9,789,construction loans of $5,714, commercial real estate of $2,165 and commercial and industrial loans of $874, totaling $18,542. These unused lines of credit consisted of a fixed rate loan of $5,000 with an interest rate of 6.00% and a maturity of two years and variable-rate loans of $13,542 with interest rates ranging from 4.72% to 10.88% and maturities ranging from five months to 22 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2023 and 2022:

	December 31,
	2023	2022
Unused lines of credit	$18,542	$20,865
Standby letters of credit	24	24

Lease Commitments

The Company’s lease commitments are disclosed in Note 19—Operating Leases.

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

In July 2023, the United States District Court for the Eastern District of Michigan approved the Company’s Plea Agreement (the “Plea Agreement”) with the DOJ, resolving the DOJ’s investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company's filings with the SEC. Under the Plea Agreement, the Company pleaded guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 Registration Statement for its initial public offering and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019. Consistent with the Plea Agreement, the sentence issued by the court required the Company to pay $27,239 in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three years. This resolution released the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program.

The Company had a liability for estimated contingent losses of $27,239 for the outcome of the investigations which was recorded in other liabilities in the consolidated balance sheet at December 31, 2022. The restitution amount of $27,239 was paid in the third quarter of 2023 and will be administered by a special master appointed by the court. The restitution payment was recorded against the liability for contingent losses.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Bank has incurred and expects to continue to incur significant costs in connection with its ongoing cooperation with the government investigations of certain individuals and the advancement or reimbursement of third parties for the legal costs pursuant to requests for indemnification and advancement of expenses, which are reflected in the Company’s consolidated statements of operations for the year ended December 31, 2023 and 2022. In addition, the Company was recently advised that its directors and officers insurance policies for matters related to the ongoing government investigations against selected individuals was exhausted, and the final payment was received in the fourth quarter of 2023. The Company understands that the government investigations into certain individuals are continuing, including calling individuals as witnesses. Therefore, the Company expects to continue to receive claims for advancement or reimbursement of legal fees and any future costs the Company incurs will not be reimbursed by its insurance carriers.

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

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At December 31, 2023, there is an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $16,902 that extends to July 2025, with the final decision to effect any such repurchase, as determined by the applicable investor.

At December 31, 2023 and 2022, the mortgage repurchase liability was $750 and $809, respectively, which is included in other liabilities in the consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $49,667 and $112,542 at December 31, 2023 and 2022, respectively, including Advantage Loan Program loans totaling $33,044 and $43,274 at December 31, 2023 and 2022, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Activity in the mortgage repurchase liability was as follows:

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$809	$2,954	$9,699
Net provision (recovery)	(59)	(639)	(1,234)
Loss on loan repurchases	—	(1,506)	(5,511)
Balance, end of period	$750	$809	$2,954

Note 21—Condensed Financial Information of Sterling Bancorp, Inc. (Parent Company Only)

Summarized financial information for Sterling Bancorp, Inc. (the “Parent”) is shown below. The Parent has no significant operating activities.

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Cash held at the Bank	$14,512	$20,064
Investment in subsidiaries	313,718	386,363
Other assets	306	1,160
Total assets	$328,536	$407,587
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Subordinated Notes, net	$—	$65,271
Other liabilities	813	29,689
Total liabilities	813	94,960
Total shareholders’ equity	327,723	312,627
Total liabilities and shareholders’ equity	$328,536	$407,587

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
Other (Income) Expense
Interest expense	$3,727	$4,969	$4,127
Provision for contingent losses	—	27,239	—
Gain on extinguishment of Subordinated Notes	(234)	—	—
Other, net	671	7,602	3,574
Total expenses	4,164	39,810	7,701
Loss before income taxes and equity in subsidiaries income	(4,164)	(39,810)	(7,701)
Income tax benefit	(1,122)	(3,461)	(2,108)
Loss before equity in subsidiaries income	(3,042)	(36,349)	(5,593)
Equity in subsidiaries income	10,455	22,155	28,983
Net income (loss)	$7,413	$(14,194)	$23,390
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	4,301	(18,628)	(1,284)
Comprehensive income (loss)	$11,714	$(32,822)	$22,106

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$7,413	$(14,194)	$23,390
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in subsidiaries income	(10,455)	(22,155)	(28,983)
Gain on extinguishment of Subordinated Notes	(234)	—	—
Provision for contingent losses	—	27,239	—
Other	(37)	(72)	2
Change in operating assets and liabilities:
Other assets	854	617	12,137
Other liabilities	(28,876)	802	(11,897)
Net cash used in operating activities	(31,335)	(7,763)	(5,351)
Cash flows from investing activities
Dividends received from subsidiaries	90,000	—	10,000
Net cash provided by investing activities	90,000	—	10,000
Cash flows from financing activities
Proceeds from issuance of shares of common stock	—	—	1,350
Consideration received for issuance of shares of common stock to defined contribution retirement plan	1,028	1,138	—
Payments on redemption of Subordinated Notes	(65,000)	—	—
Cash paid for surrender of vested shares to satisfy employee tax liability	(245)	(216)	(46)
Net cash provided by (used in) financing activities	(64,217)	922	1,304
Net change in cash	(5,552)	(6,841)	5,953
Cash held at the Bank, beginning of year	20,064	26,905	20,952
Cash held at the Bank, end of year	$14,512	$20,064	$26,905
Supplemental cash flows information:
Cash paid for:
Interest	$5,195	$4,484	$4,249

The Parent received cash dividends from the Bank of $90,000 and $10,000 during the year ended December 31, 2023 and 2021.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2023, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2023. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting has been audited by Crowe LLP (PCAOB ID: 173), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our board of directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, is set forth in our definitive Proxy Statement involving the election of certain members of our board of directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2023 (“Proxy Statement”), which information is incorporated herein by reference. For information relating to the executive officers of the Company, the section captioned “Executive Officers” in the Proxy Statement is incorporated herein by reference. The Audit Committee of our board of directors and the information regarding audit committee financial experts are set forth under the caption “Board of Directors and Committees” in our Proxy Statement, which is incorporated herein by reference.

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

The following consolidated financial statements of Sterling Bancorp, Inc. are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2023 and 2022

Consolidated Statements of Operations – For the year ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) – For the year ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity – For the year ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows – For the year ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted as the information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of this report.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
3.1	Third Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		8-K		3.1	03/25/2022
3.2	Second Amended and Restated Bylaws of Sterling Bancorp, Inc.		8-K		3.2	03/25/2022
4.1	Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/2017
4.2	Description of Securities		10-K	12/31/2019	4.2	10/06/2020
10.1*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan		S-1/A		10.3	11/07/2017
10.2*	Form of Restricted Stock Award Agreement with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.1	03/27/2018
10.3*	Form of Notice of Grant of Stock with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.2	03/27/2018

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.4*	Sterling Bancorp, Inc. 2020 Omnibus Equity Incentive Plan		DEF 14A			11/09/2020
10.5*	Form of Restricted Stock Award Agreement (Employees and Consultants) with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.5	03/26/2021
10.6*	Form of Restricted Stock Award Agreement (Non-Employee Directors) with respect to the 2020 Omnibus Equity Incentive Plan		10 -K	12/31/2020	10.6	03/26/2021
10.7*	Form of Notice of Grant of Stock Option and Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.7	03/26/2021
10.8*	Form of Notice of Grant of Incentive Stock Option and Incentive Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.8	03/26/2021
10.9*	Indemnification Agreement executed July 24, 2008 between Sterling Bancorp, Inc. and Gary Judd		10-K	12/31/2019	10.8	10/06/2020
10.10*	Employment Agreement entered into as of June 1, 2020 by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	06/01/2020
10.11*	Stock Purchase Agreement effective as of June 1, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.3	06/01/2020
10.12*	Nonqualified Stock Option Agreement dated as of June 5, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		10-K	12/31/2019	10.16	10/6/2020
10.13*	Change of Control Agreement dated March 10, 2021 by and between Sterling Bancorp, Inc. and Christine Meredith		10-K	12/31/2020	10.20	03/26/2021
10.14	Plea Agreement dated March 15, 2023 by and between Sterling Bancorp, Inc. and the U.S. Department of Justice		8-K		10.1	03/15/2023
10.15*	First Amendment to Employment Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	06/23/2023
10.16*	Change of Control Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.2	06/23/2023
10.17*	Change of Control Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Elizabeth M. Keogh		8-K		10.3	06/23/2023

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.18*	First Amendment to Change of Control Agreement, dated as of March 6, 2024, by and between Sterling Bancorp, Inc. and Christine Meredith		8-K		10.1	03/11/2024
21	Subsidiaries of Sterling Bancorp, Inc.	X
23.1	Consent of Crowe LLP	X
31.1	Section 302 Certification—Chief Executive Officer	X
31.2	Section 302 Certification—Chief Financial Officer	X
32.1	Section 906 Certification—Chief Executive Officer	X
32.2	Section 906 Certification—Chief Financial Officer	X
97.1	Sterling Bancorp, Inc. Clawback Policy	X
99.1	Notice of Proposed Derivative Settlement		8-K		99.1	04/29/2022
99.2	Company’s Corporate Governance Enhancements		8-K		99.2	09/29/2022
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
*	Indicates a management contract or compensatory plan or arrangement.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Dated: March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2024

/s/ KAREN KNOTT Karen Knott	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2024

/s/ PEGGY DAITCH Peggy Daitch	Director	March 14, 2024

/s/ TRACEY DEDRICK	Director	March 14, 2024
Tracey Dedrick

/s/ MICHAEL DONAHUE	Director	March 14, 2024
Michael Donahue

/s/ STEVEN E. GALLOTTA Steven E. Gallotta	Director	March 14, 2024

/s/ DENNY KIM Denny Kim	Director	March 14, 2024

/s/ EBOH OKORIE Eboh Okorie	Director	March 14, 2024

/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	March 14, 2024

/s/ LYLE WOLBERG	Director	March 14, 2024
Lyle Wolberg