Form 10-Q
period 2024-03-31
Sterling Bancorp, Inc.
filed 2024-05-09
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, 52,025,988 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$646,168	$577,967
Interest-bearing time deposits with other banks	5,229	5,226
Debt securities available for sale, at fair value (amortized cost $416,917 and $440,211 at March 31, 2024 and December 31, 2023, respectively)	394,852	419,213
Equity securities	4,656	4,703
Loans, net of allowance for credit losses of $29,257 and $29,404 at March 31, 2024 and December 31, 2023, respectively	1,274,022	1,319,568
Accrued interest receivable	9,195	8,509
Mortgage servicing rights, net	1,485	1,542
Leasehold improvements and equipment, net	5,206	5,430
Operating lease right-of-use assets	12,358	11,454
Federal Home Loan Bank stock, at cost	18,923	18,923
Federal Reserve Bank stock, at cost	9,096	9,048
Company-owned life insurance	8,764	8,711
Deferred tax asset, net	18,240	16,959
Other assets	6,361	8,750
Total assets	$2,414,555	$2,416,003

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$32,680	$35,245
Interest-bearing deposits	1,973,175	1,968,741
Total deposits	2,005,855	2,003,986
Federal Home Loan Bank borrowings	50,000	50,000
Operating lease liabilities	13,407	12,537
Other liabilities	18,027	21,757
Total liabilities	2,087,289	2,088,280

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 52,046,683 shares and 52,070,361 shares at March 31, 2024 and December 31, 2023, respectively	84,323	84,323
Additional paid-in capital	17,173	16,660
Retained earnings	241,767	241,964
Accumulated other comprehensive loss	(15,997)	(15,224)
Total shareholders’ equity	327,266	327,723
Total liabilities and shareholders’ equity	$2,414,555	$2,416,003

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Interest income
Interest and fees on loans	$20,969	$22,160
Interest and dividends on investment securities and restricted stock	4,018	2,456
Other interest	8,295	4,807
Total interest income	33,282	29,423

Interest expense
Interest on deposits	18,100	9,809
Interest on Federal Home Loan Bank borrowings	248	245
Interest on Subordinated Notes	—	1,693
Total interest expense	18,348	11,747

Net interest income	14,934	17,676
Provision for credit losses	41	674
Net interest income after provision for credit losses	14,893	17,002

Non-interest income
Service charges and fees	87	94
Loss on the sale of investment securities	—	(2)
Loss on sale of loans held for sale	—	(25)
Unrealized gain (loss) on equity securities	(47)	71
Net servicing income	75	59
Income earned on company-owned life insurance	83	80
Other	1	1
Total non-interest income	199	278

Non-interest expense
Salaries and employee benefits	8,460	9,410
Occupancy and equipment	2,084	2,112
Professional fees	2,182	3,221
FDIC assessments	262	257
Data processing	733	738
Other	1,671	2,099
Total non-interest expense	15,392	17,837

Loss before income taxes	(300)	(557)
Income tax benefit	(103)	(54)
Net loss	$(197)	$(503)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	50,843,106	50,444,463
Diluted	50,843,106	50,444,463

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(197)	$(503)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the period, net of tax effect of $(293) and $1,054, respectively	(773)	2,785
Reclassification adjustment for loss included in net loss of $— and $2, respectively, included in loss on sale of investment securities, net of tax effect of $— and $1, respectively	—	1
Total other comprehensive income (loss)	(773)	2,786
Comprehensive income (loss)	$(970)	$2,283

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	50,795,871	$83,295	$14,808	$234,049	$(19,525)	$312,627
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2016-13	—	—	—	778	—	778
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2022-02	—	—	—	(276)	—	(276)
Net loss	—	—	—	(503)	—	(503)
Repurchase of restricted shares to pay employee tax liability	(12,166)	—	(75)	—	—	(75)
Stock-based compensation	24,411	—	173	—	—	173
Other comprehensive income	—	—	—	—	2,786	2,786
Balance at March 31, 2023	50,808,116	$83,295	$14,906	$234,048	$(16,739)	$315,510

Balance at January 1, 2024	52,070,361	$84,323	$16,660	$241,964	$(15,224)	$327,723
Net loss	—	—	—	(197)	—	(197)
Repurchase of restricted shares to pay employee tax liability	(38,033)	—	(216)	—	—	(216)
Stock-based compensation	14,355	—	729	—	—	729
Other comprehensive loss	—	—	—	—	(773)	(773)
Balance at March 31, 2024	52,046,683	$84,323	$17,173	$241,767	$(15,997)	$327,266

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(197)	$(503)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	41	674
Deferred income taxes	(988)	2,394
Loss on sale of investment securities	—	2
Unrealized (gain) loss on equity securities	47	(71)
Net amortization (accretion) on debt securities	(1,128)	(491)
Depreciation and amortization on leasehold improvements and equipment	276	352
Originations, net of principal payments, of loans held for sale	—	(2,667)
Proceeds from sale of mortgage loans held for sale	—	2,979
Loss on sale of loans held for sale	—	25
Increase in cash surrender value of company-owned life insurance, net of premiums	(53)	(52)
Valuation allowance adjustments and amortization of mortgage servicing rights	57	91
Stock-based compensation	729	173
Other	9	175
Change in operating assets and liabilities:
Accrued interest receivable	(686)	212
Other assets	1,967	(2,340)
Other liabilities	(3,951)	(4,426)
Net cash used in operating activities	(3,877)	(3,473)

Cash Flows From Investing Activities
Maturities and principal receipts of debt securities	106,585	5,358
Proceeds from sale of debt securities	—	2,977
Purchases of debt securities	(82,162)	(2,979)
Purchase of shares of Federal Reserve Bank stock	(48)	—
Net decrease in loans	46,113	70,008
Principal payments received on commercial real estate loans held for sale	—	10
Purchases of leasehold improvements and equipment	(63)	(190)
Net cash provided by investing activities	70,425	75,184

Cash Flows From Financing Activities
Net increase (decrease) in deposits	1,869	(32,215)
Cash paid for surrender of vested shares to satisfy employee tax liability	(216)	(75)
Net cash provided (used in) financing activities	1,653	(32,290)
Net change in cash and due from banks	68,201	39,421
Cash and due from banks at beginning of period	577,967	379,798
Cash and due from banks at end of period	$646,168	$419,219

Supplemental cash flows information
Cash paid for:
Interest	$18,129	$11,424
Income taxes	—	25
Noncash investing and financing activities:
Transfer of residential real estate loans to loans held for sale	—	34,581
Transfer of residential real estate loans from loans held for sale	—	3,906
Right-of-use assets obtained in exchange for new operating lease liabilities	1,780	—

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

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

Historically, the Company’s largest asset class has been residential mortgage loans. In 2023, the Bank discontinued originating residential loans. The Company is currently exploring and evaluating potential strategic alternatives which may include incorporating new banking products and services.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2024, and the condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2023 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission on March 14, 2024.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At March 31, 2024 and December 31, 2023, residential real estate loans accounted for 80% of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At March 31, 2024 and December 31, 2023, approximately 79% and 80%, respectively, of gross loans were originated with respect to properties or businesses located in the state of California.

Also, the loan portfolio consists of a loan product of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which was terminated at the end of 2019 and continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program and investigations conducted by the U.S. Department of Justice and the OCC indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including the falsification of information with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. This former loan product totaled $593,144, or 57% of gross residential loans, and $628,245, or 58% of gross residential loans, at March 31, 2024 and December 31, 2023, respectively.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of information in a reporting entity’s effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. This ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires more disaggregated expense information about a public entity’s reportable segments if the significant segment expenses are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss. Additionally, ASU 2023-07 allows public entities to disclose more than one measure of segment profit or loss used by the chief operating decision maker. For public entities that have one reportable segment, ASU 2023-07 confirmed that all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss and reporting significant segment expense and other items apply to these entities. This ASU 2023-07 does not change the definition of a segment, the method of determining segments, or the criteria for aggregating operating segments into reportable segments. The ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU 2023-07 should be adopted retrospectively as of the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment reporting disclosures.

Note 3—Debt Securities

The following tables summarize the amortized cost and fair value of available for sale debt securities at March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses:

	March 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$154,007	$3	$(4,141)	$149,869
Mortgage-backed securities	34,629	—	(4,020)	30,609
Collateralized mortgage obligations	228,131	10	(13,910)	214,231
Collateralized debt obligations	150	—	(7)	143
Total	$416,917	$13	$(22,078)	$394,852

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$253,107	$57	$(4,176)	$248,988
Mortgage-backed securities	35,757	—	(3,830)	31,927
Collateralized mortgage obligations	151,196	27	(13,066)	138,157
Collateralized debt obligations	151	—	(10)	141
Total	$440,211	$84	$(21,082)	$419,213

Investment securities with a fair value of $75,400 were pledged as collateral on the FHLB borrowings at March 31, 2024.

Accrued interest receivable on available for sale debt securities totaled $1,403 and $1,535 at March 31, 2024 and December 31, 2023, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $285 and $308 at March 31, 2024 and December 31, 2023, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of March 31, 2024 and December 31, 2023.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Information pertaining to sales of available for sale debt securities for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024	2023
Proceeds from the sale of debt securities	$—	$2,977

Gross realized gains	$—	$1
Gross realized losses	—	(3)
Total net realized losses	$—	$(2)

The income tax benefit related to the net realized losses was $(1) for the three months ended March 31, 2023.

The amortized cost and fair value of U.S. Treasury and Agency securities at March 31, 2024 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$74,470	$74,469
Due after one year through five years	79,537	75,400
Mortgage-backed securities	34,629	30,609
Collateralized mortgage obligations	228,131	214,231
Collateralized debt obligations	150	143
Total	$416,917	$394,852

The following table summarizes available for sale debt securities, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,820	$(4)	$75,400	$(4,137)	$125,220	$(4,141)
Mortgage-backed securities	—	—	30,609	(4,020)	30,609	(4,020)
Collateralized mortgage obligations	103,507	(277)	107,065	(13,633)	210,572	(13,910)
Collateralized debt obligations	—	—	143	(7)	143	(7)
Total	$153,327	$(281)	$213,217	$(21,797)	$366,544	$(22,078)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,836	$(1)	$125,183	$(4,175)	$175,019	$(4,176)
Mortgage-backed securities	—	—	31,927	(3,830)	31,927	(3,830)
Collateralized mortgage obligations	10,297	(221)	111,554	(12,845)	121,851	(13,066)
Collateralized debt obligations	—	—	141	(10)	141	(10)
Total	$60,133	$(222)	$268,805	$(20,860)	$328,938	$(21,082)

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

As of March 31, 2024, the debt securities portfolio consisted of 35 debt securities, with 32 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on the current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at March 31, 2024, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued and guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, the Company has not recorded an allowance for credit losses for its available for sale debt securities at March 31, 2024 and December 31, 2023.

Note 4—Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At March 31, 2024 and December 31, 2023, equity securities totaled $4,656 and $4,703, respectively.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, equity securities with readily determinable fair values were $4,410 and $4,457, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2024	2023
Net gain (loss) recorded during the period on equity securities	$(47)	$71
Less: net gain (loss) recorded during the period on equity securities sold during the period	—	—
Unrealized gain (loss) recorded during the period on equity securities held at the reporting date	$(47)	$71

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the three months ended March 31, 2024 and 2023. The investment was reported at $246 at March 31, 2024 and December 31, 2023.

Note 5—Loans

Loans Held for Investment

The major categories of loans held for investment and the allowance for credit losses were as follows:

	March 31,	December 31,
	2024	2023
Residential real estate	$1,040,464	$1,085,776
Commercial real estate	244,546	236,982
Construction	4,915	10,381
Commercial and industrial	13,348	15,832
Other consumer	6	1
Total loans	1,303,279	1,348,972
Less: allowance for credit losses	(29,257)	(29,404)
Loans, net	$1,274,022	$1,319,568

Accrued interest receivable related to total gross loans was $6,701 and $6,617 as of March 31, 2024 and December 31, 2023, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Loans totaling $533,650 and $428,358 were pledged as collateral on the FHLB borrowings at March 31, 2024 and December 31, 2023, respectively. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2,027 and $4,004 at March 31, 2024 and December 31, 2023, respectively.

In March 2023, residential real estate loans held for investment with an amortized cost of $41,059 were transferred to loans held for sale due to management’s change in intent and decision to sell the loans. On the transfer, the Company recorded a $6,478 charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value. These residential real estate loans were sold in May 2023.

Allowance for Credit Losses

The allowance for credit losses was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following tables present the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the three months ended March 31, 2024 and 2023:

	Residential	Commercial		Commercial
Three Months Ended March 31, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$14,322	$13,550	$1,386	$146	$29,404
Provision for (recovery of) credit losses	912	(395)	(616)	(48)	(147)
Charge offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Total ending balance	$15,234	$13,155	$770	$98	$29,257

	Residential	Commercial		Commercial
Three Months Ended March 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	380
Provision for (recovery of) credit losses	(1,889)	3,217	(546)	2	784
Charge offs	(6,478)	—	—	—	(6,478)
Recoveries	60	5	1	—	66
Total ending balance	$20,498	$16,067	$1,994	$6	$38,565

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The following table presents the total amortized cost basis of loans on nonaccrual status, the amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Nonaccrual	Past Due 90		Nonaccrual	Past Due 90
		With No	Days or More		With No	Days or More
	Nonaccrual	Allowance for	and Still	Nonaccrual	Allowance for	and Still
	Loans	Credit Losses	Accruing	Loans	Credit Losses	Accruing
Residential real estate:
Residential first mortgage	$9,318	$2,064	$30	$8,942	$4,079	$31

At March 31, 2024, the Company had nonaccrual loans of $9,318 in its held for investment loan portfolio. The increase in nonaccrual loans from December 31, 2023 was due to the addition of $1,480 of residential loans to nonaccrual status which was partially offset by loans totaling $877 that were returned to accrual status and payments of the loan principal of $227.

The total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $215 and $538 for the three months ended March 31, 2024 and 2023, respectively. The Company does not record interest income on nonaccrual loans.

Aging Analysis of Past Due Loans

The following table presents an aging of the amortized cost basis of contractually past due loans as of March 31, 2024 and December 31, 2023:

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
March 31, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$10,316	$2,708	$9,348	$22,372	$1,018,092	$1,040,464
Commercial real estate	—	—	—	—	244,546	244,546
Construction	—	—	—	—	4,915	4,915
Commercial and industrial	—	—	—	—	13,348	13,348
Other consumer	—	—	—	—	6	6
Total	$10,316	$2,708	$9,348	$22,372	$1,280,907	$1,303,279

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$16,634	$2,305	$8,973	$27,912	$1,057,864	$1,085,776
Commercial real estate	—	—	—	—	236,982	236,982
Construction	—	—	—	—	10,381	10,381
Commercial and industrial	—	—	—	—	15,832	15,832
Other consumer	—	—	—	—	1	1
Total	$16,634	$2,305	$8,973	$27,912	$1,321,060	$1,348,972

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The amortized cost basis of collateral-dependent loans was $2,027 and $4,004 at March 31, 2024 and December 31, 2023, respectively. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three months ended March 31, 2024.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

For residential and consumer loan classes, the Company evaluates credit quality based on the accrual status of the loan. The following table presents the amortized cost in residential loans based on accrual status:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$—	$762	$71,885	$130,283	$97,241	$722,935	$7,767	$273	$1,031,146
Nonaccrual	—	—	—	—	—	9,318	—	—	9,318
Total residential mortgage loans	$—	$762	$71,885	$130,283	$97,241	$732,253	$7,767	$273	$1,040,464
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$764	$72,840	$132,567	$99,676	$202,793	$560,185	$7,729	$280	$1,076,834
Nonaccrual	—	—	—	—	1,739	7,203	—	—	8,942
Total residential mortgage loans	$764	$72,840	$132,567	$99,676	$204,532	$567,388	$7,729	$280	$1,085,776
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Commercial lending
Real estate - commercial real estate:
Risk rating
Pass	$14,929	$22,176	$78,672	$34,970	$34,958	$24,352	$—	$—	$210,057
Special mention	—	944	3,550	—	2,718	8,632	—	—	15,844
Substandard or lower	—	—	—	11,785	—	6,860	—	—	18,645
Total real estate – commercial real estate	$14,929	$23,120	$82,222	$46,755	$37,676	$39,844	$—	$—	$244,546
Real estate – commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – construction:
Risk rating
Pass	$—	$12	$—	$—	$—	$—	$—	$—	$12
Substandard or lower	—	—	—	—	—	4,903	—	—	4,903
Total real estate - construction	$—	$12	$—	$—	$—	$4,903	$—	$—	$4,915
Real estate – construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$—	$9,467	$1,064	$—	$—	$94	$2,672	$51	$13,348
Total commercial and industrial	$—	$9,467	$1,064	$—	$—	$94	$2,672	$51	$13,348
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Real estate - commercial real estate:
Risk rating
Pass	$28,975	$79,013	$33,694	$35,148	$6,938	$13,020	$—	$—	$196,788
Special mention	948	3,574	1,407	2,724	8,610	4,253	—	—	21,516
Substandard or lower	—	—	11,778	—	2,805	4,095	—	—	18,678
Total real estate - commercial real estate	$29,923	$82,587	$46,879	$37,872	$18,353	$21,368	$—	$—	$236,982
Real estate - commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - construction:
Risk rating
Pass	$14	$—	$—	$1,591	$—	$—	$—	$—	$1,605
Substandard or lower	—	—	—	—	8,776	—	—	—	8,776
Total real estate - construction	$14	$—	$—	$1,591	$8,776	$—	$—	$—	$10,381
Real estate - construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Total commercial and industrial	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Note 6—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Residential real estate mortgage loan portfolios serviced for:
FNMA	$103,969	$105,689
FHLB	30,464	31,016
Private investors	29,937	33,044
Total	$164,370	$169,749

Custodial escrow balances maintained with these serviced loans were $352 and $620 at March 31, 2024 and December 31, 2023, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended
	March 31,
	2024	2023
Mortgage servicing rights:
Beginning of period	$1,590	$1,840
Additions	—	—
Amortization	(64)	(74)
End of period	1,526	1,766
Valuation allowance:
Beginning of period	48	46
Additions (recoveries)	(7)	17
End of period	41	63
Mortgage servicing rights, net	$1,485	$1,703

Servicing income, net of amortization of servicing rights and changes in the valuation allowance, was $75 and $59 for the three months ended March 31, 2024 and 2023, respectively.

The fair value of mortgage servicing rights was $1,807 and $1,857 at March 31, 2024 and December 31, 2023, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at March 31, 2024 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.6% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2023 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.8% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At March 31, 2024 and December 31, 2023, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 12—Fair Value.

Note 7—Deposits

Time deposits, included in interest-bearing deposits in the condensed consolidated balance sheets, were $900,996 and $873,220 at March 31, 2024 and December 31, 2023, respectively. The Company did not have any brokered deposits at March 31, 2024 and December 31, 2023.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $267,934 and $255,222 at March 31, 2024 and December 31, 2023, respectively.

Note 8—FHLB Borrowings

FHLB Advances

At March 31, 2024 and December 31, 2023, the Company has a long-term fixed-rate FHLB advance of $50,000 with a maturity date of May 2029. The FHLB advance requires monthly interest-only payments at 1.96% per annum with the principal amount due on the maturity date and may contain a prepayment penalty if paid before maturity. The advance is callable by the FHLB on May 15, 2024.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the three months ended March 31, 2024 and 2023. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 5.71% and 5.76% at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, there were no outstanding borrowings under this agreement. The overdraft line of credit was renewed in October 2023. The overdraft line of credit is issued for a one-year term and automatically extends for an additional one-year term unless terminated in advance of the renewal by the Company.

The Company entered into irrevocable standby letters of credit arrangements with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. The irrevocable standby letter of credit of $2,000 has a 36-month term and expires in July 2024. There were no borrowings outstanding on these standby letters of credit during the three months ended March 31, 2024 and 2023.

The long-term fixed-rate advance and the overdraft line of credit are collateralized by certain investment securities and loans. Based on this collateral and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $370,471 at March 31, 2024. Refer to Note 3—Debt Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Company has available unsecured federal funds credit lines, which were held by two banks and reduced to $60,000 in March 2024. Previously, these unsecured federal funds credit lines were held by three banks totaling $80,000. There were no borrowings under these unsecured credit lines during the three months ended March 31, 2024 and 2023.

Note 9—Stock-based Compensation

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company, of which 2,239,858 shares were available for future grants as of March 31, 2024. The stock-based awards are issued at no less than the market price on the date the awards are granted.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2024 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
(Years)
Outstanding at January 1, 2024	340,395	$4.96	6.23	$531
Granted	—
Exercised	—
Forfeited/expired	—
Outstanding and exercisable at March 31, 2024	340,395	$4.96	5.98	$348

The Company recorded stock-based compensation expense associated with stock options of $1 for the three months ended March 31, 2023.

Restricted Stock Awards

Restricted stock awards are issued to independent directors and certain key employees. The restricted stock awards generally vest one-third per year over three years after the date of grant, unless the Executive Compensation Committee determines to establish a different vesting schedule for specific grants. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2017 Plan and 2020 Plan, the outstanding restricted stock awards will immediately vest.

During the three months ended March 31, 2024, the board of directors approved the issuance of 60,000 shares of restricted stock to independent directors with a weighted average grant-date fair value of $5.77. During the three months ended March 31, 2023, the board of directors approved the issuance of 60,000 shares of restricted stock to independent directors with a weighted average grant-date fair value of $6.09.

During the three months ended March 31, 2024 and 2023, the Company withheld 38,033 shares and 12,166 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $216 and $75, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

A summary of the restricted stock awards activity as of and for the three months ended March 31, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2024	1,364,570	$5.27
Granted	60,000	5.77
Vested	(176,644)	5.50
Forfeited	(45,645)	5.36
Nonvested at March 31, 2024	1,202,281	$5.26

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $729 and $172 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was $4,527 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.33 years. The total fair value of shares vested during the three months ended March 31, 2024 and 2023 was $1,007 and $399, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

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

The federal banking agencies’ regulations provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the “CBLR” framework), as implemented pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The CBLR framework is designed to reduce the burden of the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the capital ratio requirements for the well capitalized capital category under applicable prompt corrective action regulations and will not be required to report or calculate risk-based capital under generally applicable capital adequacy requirements. Failure to meet the qualifying criteria within the grace period of two reporting periods, or to maintain a leverage ratio of 8.0% or greater, would require the institution to comply with the generally applicable capital adequacy requirements. An eligible banking organization can opt out of the CBLR framework and revert to compliance with general capital adequacy requirements and capital measurements under prompt corrective action regulations without restriction.

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of March 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following tables present the consolidated Company’s and the Bank’s actual and minimum required capital amounts and ratios under the CBLR framework at March 31, 2024 and December 31, 2023:

			To be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
	Actual		(CBLR Framework)
	Amount	Ratio	Amount	Ratio(1)
March 31, 2024
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$341,243	14.10%	$217,783	9.00%
Bank	$328,531	13.58%	$217,727	9.00%

(1) Also represents the minimum leverage ratio threshold under the CBLR framework.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

			To be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
	Actual		(CBLR Framework)
	Amount	Ratio	Amount	Ratio(1)
December 31, 2023
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$342,368	13.95%	$220,950	9.00%
Bank	$328,362	13.38%	$220,920	9.00%

(1) Also represents the minimum leverage ratio threshold under the CBLR framework.

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

Note 11—Loss Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon the exercise of outstanding stock options and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially dilutive common shares using the treasury stock method. In periods of a net loss, basic and diluted per share information are the same. The following table presents the computation of loss per share, basic and diluted:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(197)	$(503)

Denominator:
Weighted average common shares outstanding, basic	50,843,106	50,444,463
Weighted average effect of potentially dilutive common shares:
Stock options	—	—
Restricted stock	—	—
Weighted average common shares outstanding, diluted	50,843,106	50,444,463

Loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended
	March 31,
	2024	2023
Stock options	109,775	349,545
Restricted stock	530,449	349,512
Total	640,224	699,057

Note 12—Fair Value

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2024 and December 31, 2023:

		Fair Value Measurements
		at March 31, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$149,869	$120,598	$29,271	$—
Mortgage-backed securities	30,609	—	30,609	—
Collateralized mortgage obligations	214,231	—	214,231	—
Collateralized debt obligations	143	—	—	143
Equity securities	4,410	4,410	—	—

		Fair Value Measurements
		at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$248,988	$219,582	$29,406	$—
Mortgage-backed securities	31,927	—	31,927	—
Collateralized mortgage obligations	138,157	—	138,157	—
Collateralized debt obligations	141	—	—	141
Equity securities	4,457	4,457	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

	Fair Value
	Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Three Months Ended March 31,
	2024	2023
Balance of recurring Level 3 assets at beginning of period	$141	$147
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	3	(2)
Principal maturities/settlements	(1)	(1)
Balance of recurring Level 3 assets at end of period	$143	$144

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements
at March 31, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$382	$—	$—	$382

Fair Value Measurements
at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$576	$—	$—	$576

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2024
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$382	Discounted cash flow	Discount rate	10.0% - 12.5%
(11.9%)
			Prepayment speed	7.1% - 22.8%
(16.7%)
			Default rate	0.1% - 0.2%
(0.1%)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$576	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2%)
			Prepayment speed	6.9% - 22.7%
(18.5%)
			Default rate	0.1% - 0.2%
(0.1%)
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2024 and December 31, 2023, are as follows:

	Fair Value Measurements
	at March 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$646,168	$646,168	$646,168	$—	$—
Interest-bearing time deposits with other banks	5,229	5,229	5,229	—	—
Loans, net	1,274,022	1,270,120	—	—	1,270,120

Financial Liabilities
Time deposits	900,996	902,983	—	902,983	—
Federal Home Loan Bank borrowings	50,000	49,780	—	49,780	—

	Fair Value Measurements
	at December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$577,967	$577,967	$577,967	$—	$—
Interest-bearing time deposits with other banks	5,226	5,226	5,226	—	—
Loans, net	1,319,568	1,313,282	—	—	1,313,282

Financial Liabilities
Time deposits	873,220	874,274	—	874,274	—
Federal Home Loan Bank borrowings	50,000	49,370	—	49,370	—

Note 13—Commitments and Contingencies

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

The Company is required to estimate the expected credit losses for off-balance sheet credit exposures. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, which is included in other liabilities on the condensed consolidated balance sheets. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The following presents the activity in the liability for unfunded commitments for the three months ended March 31, 2024 and 2023:

	Residential	Commercial		Commercial
Three Months Ended March 31, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Liability for unfunded commitments:
Balance at the beginning of the period	$1	$124	$763	$8	$896
Increase (decrease) in provision for (recovery of) credit losses	—	(9)	107	90	188
Total ending balance	$1	$115	$870	$98	$1,084

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

	Residential	Commercial		Commercial
Three Months Ended March 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Liability for unfunded commitments:
Balance at the beginning of the period	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	579
Increase (decrease) in provision for (recovery of) credit losses	49	30	(190)	1	(110)
Total ending balance	$102	$155	$208	$4	$469

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

Unused Lines of Credit

The Company also issues unused lines of credit to meet customer financing needs. At March 31, 2024, the unused lines of credit include residential second mortgages of $9,370, construction loans of $5,536, commercial real estate of $2,165 and commercial and industrial loans of $13,279, totaling $30,350. These unused lines of credit consisted of a fixed rate loan of $5,000 with an interest rate of 6.00% and a maturity of two years and variable-rate loans of $25,350 with interest rates ranging from 4.54% to 10.88% and maturities ranging from five months to 22 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Unused lines of credit	$30,350	$18,542
Standby letters of credit	24	24

Legal Proceedings

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings that are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings, in the aggregate, are not material to its financial position, results of operations or liquidity.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The Bank has incurred and expects to continue to incur significant costs in connection with its ongoing cooperation with the government investigations of certain individuals and the advancement or reimbursement of third parties for the legal costs pursuant to requests for indemnification and advancement of expenses, which are reflected in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. In addition, the Company’s directors and officers insurance policies for matters related to the ongoing government investigations against selected individuals was exhausted in the fourth quarter of 2023. The Company understands that the government investigations into certain individuals are continuing, including calling individuals as witnessess. Therefore, the Company expects to continue to receive claims for advancement or reimbursement of legal fees and any future costs the Company incurs will not be reimbursed by its insurance carriers.

Mortgage Repurchase Liability

The Company has previously sold portfolio loans originated under the Advantage Loan Program to private investors in the secondary market. The Company also sold conventional residential real estate loans (which excludes Advantage Loan Program loans) in the secondary market primarily to Fannie Mae on an ongoing basis. In connection with these loans sold, the Company makes customary representations and warranties about various characteristics of each loan. The Company may be required pursuant to the terms of the applicable mortgage loan purchase and sale agreements to repurchase any previously sold loan or indemnify (make whole) the investor for which the representation or warranty of the Company proves to be inaccurate, incomplete or misleading. In the event of a repurchase, the Company is typically required to pay the unpaid principal balance, the proportionate premium received when selling the loan and certain expenses. As a result, the Company may incur a loss with respect to each repurchased loan.

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At March 31, 2024, there is an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $15,481 that extends to July 2025, with the final decision to effect any such repurchase, as determined by the applicable investor.

At March 31, 2024 and December 31, 2023, the mortgage repurchase liability was $749 and $750, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $40,033 and $49,667 at March 31, 2024 and December 31, 2023, respectively, including Advantage Loan Program loans totaling $29,936 and $33,044 at March 31, 2024 and December 31, 2023, respectively.

Activity in the mortgage repurchase liability was as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$750	$809
Net provision (recovery)	(1)	120
Balance, end of the period	$749	$929

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “2023 Form 10-K”).

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook” and “would,” or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature, though the absence of these words does not mean a statement is not forward-looking. All statements other than statements of historical facts, including but not limited to statements regarding the economy and financial markets, government investigations, credit quality, the regulatory scheme governing our industry, competition in our industry, interest rates, our liquidity, our business and our governance, are forward-looking statements. We have based the forward-looking statements in this Quarterly Report on Form 10-Q primarily on current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are not historical facts, and they are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

The risks, uncertainties and other factors detailed from time to time in our public filings, including those included in the disclosures under the heading “Risk Factors” in our 2023 Form 10-K and subsequent periodic reports, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in the Company’s forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q, see the risk factors set forth under “Item 1A. Risk Factors” in our 2023 Form 10-K. You should carefully consider these risk factors in evaluating these forward-looking statements. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q and our other filings with the SEC include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those projected in, or implied by, such forward-looking statements.

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

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Part II, Item 1A. Risk Factors” and in our 2023 Form 10-K, as well as under this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Strategy

●	The effects of the prevailing economic environment on successfully implementing and executing a new strategic plan or achieving a successful strategic transaction
●	The impact of the prolonged suspension of our residential loan origination function coupled with the prior termination of our Advantage Loan Program

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Board of Governors of the FRB
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for credit losses to cover current expected credit losses in our loan portfolio

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market

●	Our deposit account balances that exceed the FDIC insurance limits may expose the Bank to enhanced liquidity risk

Risks Related to the Advantage Loan Program

●	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital
●	The costs of cooperating with ongoing governmental investigations of certain individuals
●	The exhaustion of our directors and officers insurance policies covering various matters related to our former Advantage Loan Program
●	The costs of legal proceedings, including settlements and judgments
●	Potential claims for advancement and indemnification from certain directors and officers related to the governmental investigations and potential litigation against us or counterclaims by our controlling shareholder

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, the continued effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking, changes in banking and securities laws and regulations and their application by our regulators and the Community Reinvestment Act and fair lending laws, including as a result of the recent bank failures
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, Social and Governance matters and their effects on our reputation and the market price of our securities

●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above under “Item 1A. Risk Factors” in our 2023 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, including the items set forth under “Part II, Item A. Risk Factors.”

Company Overview

We are a unitary thrift holding company incorporated in 1989 and headquartered in Southfield, Michigan, and our primary business is the operation of our wholly owned subsidiary, Sterling Bank, which was formed in 1984. Through Sterling Bank, we currently originate commercial real estate loans and commercial and industrial loans, and provide deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan.

Overview of Quarterly Performance

Financial results for the three months ended March 31, 2024 are essentially break-even and are consistent with our plan to protect both book value and liquidity during this period of financial uncertainty. We believe our credit quality, liquidity and capital levels are robust. However, market interest rate movements continue to exert pressure on our net interest margin, as deposit costs have increased faster than the yields of our interest-earning assets, further inhibiting meaningful profitability. Our net loss was $(0.2) million for the three months ended March 31, 2024 compared to $(0.5) million for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2024 reflects a decline in net interest income from $17.7 million during the three months ended March 31, 2023 to $14.9 million during the three months ended March 31, 2024. The decline in our net interest income primarily reflects a significant increase in our deposit costs in the higher interest rate environment, which outpaced the increase in the yields we earned on our interest-earning assets.

The decrease in net interest income was partially offset by the decrease in total non-interest expense from $17.8 million for the three months ended March 31, 2023 to $15.4 million for the three months ended March 31, 2024. Such decrease was primarily driven by salaries and employee benefits expense and professional fees, each of which decreased $1.0 million compared to the three months ended March 31, 2023. While the governmental investigations into the Company and the Bank are now resolved, we continued to incur significant professional fees, primarily due to the exhaustion of our directors and officers insurance, in connection with the ongoing investigations into certain individuals involved with the former Advantage Loan Program.

In addition, our credit quality remained strong overall. Our nonperforming assets were $9.3 million, or 0.39% of total assets, at March 31, 2024 compared to $9.0 million, or 0.37% of total assets, at December 31, 2023. In addition, our provision for credit losses during the three months ended March 31, 2024 decreased $0.6 million from $0.7 million during the three months ended March 31, 2023.

At March 31, 2024, the Tier 1 leverage capital ratios of both the Company and the Bank remained above the capital ratio requirements to be considered well capitalized under applicable prompt corrective action requirements.

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

During the three months ended March 31, 2024, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2023 Form 10-K.

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At March 31, 2024		At December 31, 2023
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$1,040,464	80%	$1,085,776	80%
Commercial real estate	244,546	19%	236,982	18%
Construction	4,915	—%	10,381	1%
Total real estate	1,289,925	99%	1,333,139	99%
Commercial and industrial	13,348	1%	15,832	1%
Other consumer	6	—%	1	—%
Total loans	1,303,279	100%	1,348,972	100%
Less: allowance for credit losses	(29,257)		(29,404)
Loans, net	$1,274,022		$1,319,568

Most of our residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of March 31, 2024, approximately 79% of our loan portfolio was based in California with 55% and 24% in the San Francisco and Los Angeles metropolitan areas, respectively.

Residential Loans. Our loan portfolio consists primarily of residential real estate loans. At March 31, 2024, residential real estate loans accounted for 80% of total gross loans held for investment. Our residential loans totaled $1.0 billion at March 31, 2024, a decrease of $45.3 million, or 4%, from $1.1 billion at December 31, 2023. No new residential real estate loans were added during the three months ended March 31, 2024.

Commercial Loans. We offer a variety of commercial loan products, consisting of commercial real estate loans, construction loans and commercial and industrial loans. These categories of commercial loans totaled $262.8 million at March 31, 2024, a decrease of $0.4 million from December 31, 2023. During the three months ended March 31, 2024, we originated commercial loans with an aggregate principal balance of $30.0 million at the time of origination. Our construction loans decreased to $4.9 million from $10.4 million at December 31, 2023 due to maturing construction loans that were paid in full in the three months ended March 31, 2024. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we generally obtain personal guarantees on each loan.

Commercial real estate loans totaled $244.5 million at March 31,2024, of which the largest portion of these loans, or 42%, are secured by multifamily properties. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations, vacancies or other events not under the control of the borrower. Additionally, with the higher interest rate environment and slowed transaction market, the commercial real estate sector faces increased risk of economic distress. The table below summarizes the commercial real estate loan portfolio, by property type, as of March 31, 2024:

	At March 31, 2024
		Percent of
	Amount	Total

	(Dollars in thousands)
Commercial real estate:
Retail	$37,936	16%
Multifamily	102,332	42%
Office	39,113	16%
Hotels/Single-room occupancy hotels	3,551	1%
Industrial	29,586	12%
Mixed-use	9,314	4%
Other	22,714	9%
Total	$244,546	100%

Commercial and Industrial loans. Our commercial and industrial loans totaled $13.3 million at March 31, 2024, a decrease of $2.5 million, or 16%, from December 31, 2023.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, U.S. Treasuries and the secured overnight financing rate ("SOFR"), and fixed-rate loans, for which the interest rate does not change through the life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at March 31, 2024:

	Adjustable Rate
March 31, 2024	Prime	Treasury	SOFR	Total	Fixed Rate	Total

	( Dollars in thousands)
Residential real estate	$8,040	$302,732	$712,751	$1,023,523	$16,941	$1,040,464
Commercial real estate	—	135,394	21,491	156,885	87,661	244,546
Construction	4,903	—	—	4,903	12	4,915
Commercial and industrial	9,005	211	2,461	11,677	1,671	13,348
Other consumer	—	—	—	—	6	6
Total	$21,948	$438,337	$736,703	$1,196,988	$106,291	$1,303,279

% by rate type at March 31, 2024	2%	34%	56%	92%	8%	100%

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

The following table sets forth the contractual maturities of our loan portfolio and sensitivities of those loans to changes in interest rates at March 31, 2024. Overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Due in One	Due After One	Due After Five	Due After
March 31, 2024	Year or Less	To Five Years	To Fifteen Years	Fifteen Years	Total

	(In thousands)
Residential real estate	$4	$438	$11,966	$1,028,056	$1,040,464
Commercial real estate	37,129	64,625	142,792	—	244,546
Construction	4,903	12	—	—	4,915
Commercial and industrial	1,326	12,022	—	—	13,348
Other consumer	6	—	—	—	6
Total	$43,368	$77,097	$154,758	$1,028,056	$1,303,279

Total loans with:
Adjustable interest rates	$5,169	$35,519	$139,592	$1,016,708	$1,196,988
Fixed interest rates	38,199	41,578	15,166	11,348	106,291
Total loans	$43,368	$77,097	$154,758	$1,028,056	$1,303,279

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of March 31, 2024:

	Residential	Commercial		Commercial	Other
March 31, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$349,759	$22,562	$4,903	$11,677	$—	$388,901
After 6 months through 12 months	336,438	47,044	—	—	—	383,482
After 12 months through 24 months	102,922	4,354	—	—	—	107,276
After 24 months through 36 months	95,770	26,963	—	—	—	122,733
After 36 months through 60 months	76,938	55,962	—	—	—	132,900
After 60 months	61,696	—	—	—	—	61,696
Fixed to maturity	16,941	87,661	12	1,671	6	106,291
Total	$1,040,464	$244,546	$4,915	$13,348	$6	$1,303,279

At March 31, 2024, $117.9 million, or 10%, of our adjustable interest rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans and loans that are past due 90 days or more and still accruing interest. Restructuring of loans to borrowers who are experiencing financial difficulty are accounted for as a modification and further evaluated as to classification of a performing or nonperforming asset.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At March 31,	At December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$9,318	$8,942
Loans past due 90 days or more and still accruing interest	30	31
Total nonperforming assets	$9,348	$8,973
Total loans(1)	$1,303,279	$1,348,972
Total assets	$2,414,555	$2,416,003
Total nonaccrual loans to total loans	0.71%	0.66%
Total nonperforming assets to total assets	0.39%	0.37%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.

As of March 31, 2024, nonperforming assets, comprised primarily of nonaccrual residential real estate loans, totaled $9.3 million, an increase of $0.4 million from December 31, 2023. This increase is primarily due to the addition of $1.5 million of residential loans to nonaccrual status which was partially offset by loans totaling $0.9 million that were returned to accrual status and payments of loan principal totaling $0.2 million that were received.

As a result of the increase in nonaccrual loans, the ratio of nonaccrual loans to total loans held for investment increased to 0.71% at March 31, 2024 from 0.66% at December 31, 2023. Also, our ratio of nonperforming assets to total assets increased to 0.39% at March 31, 2024 from 0.37% at December 31, 2023.

The total amount of additional interest income on nonaccrual loans that would have been recorded if the interest on all such loans had been recorded based upon the original terms was $0.2 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	March 31, 2024			December 31, 2023
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Residential real estate	$10,316	$2,708	$9,348	$16,634	$2,305	$8,973

Total loans past due declined $5.5 million, or 20%, from $27.9 million at December 31, 2023 to $22.4 million at March 31, 2024. This decline is primarily due to a $6.3 million decrease, or 38%, of loans 30 – 59 days past due from $16.6 million at December 31, 2023. This decline is partially offset by an increase of loans 90 days or more past due, including nonaccrual loans, of $0.4 million, or 4%, from $9.0 million at December 31, 2023, which was primarily attributable to the change in nonaccrual loans discussed in “—Nonperforming Assets” above.

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

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Special Mention:
Commercial real estate	$15,844	$21,516
Substandard:
Residential real estate	9,348	8,973
Commercial real estate	18,645	18,678
Construction	4,903	8,776
Total Substandard	32,896	36,427
Total(1)	$48,740	$57,943

Total loans	$1,303,279	$1,348,972
Classified assets to total loans	4%	4%
(1)	We did not have any loans classified as Doubtful at March 31, 2024 and December 31, 2023.

Total Special Mention and Substandard loans were $48.7 million, or 4% of total gross loans, at March 31, 2024, compared to $57.9 million, or 4% of total gross loans, at December 31, 2023.

The decrease of $5.7 million in Special Mention loans was primarily attributable to loans that were upgraded from Special Mention to Pass totaling $5.6 million, as a result of two commercial loans where the borrowers took actions to improve the debt service coverage ratios of their loans.

The decrease of $3.5 million in Substandard loans was primarily attributable to loans that were paid in full totaling $4.0 million, and loans that were upgraded from Substandard to Pass totaling $0.9 million. The decrease in Substandard loans was partially offset by loans downgraded to Substandard totaling $1.5 million.

Allowance for Credit Losses

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

The Company estimates the allowance for credit losses on loans using a Probability of Default/Probability of Attrition model which incorporates probability of default, loss given default, exposure to default and probability of attrition attributes. The model considers relevant available information at both the portfolio and loan level from internal data that is supplemented by information sourced from a third party. The model also incorporates reasonable and supportable forecasts over an 8-quarter forecast period. We continued to consider the impact of inflation and the risk of a recession in our process for estimating expected credit losses along with the uncertainty related to the severity and duration of the economic consequences resulting from such events. Our methodology and framework include a 8-quarter forecast period and 2-quarter reversion period, which is the period where the macroeconomic variables are relaxed and revert to the average historical loss rates.

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended March 31, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$14,322	$13,550	$1,386	$146	$—	$29,404
Provision for (recovery of) for credit losses	912	(395)	(616)	(48)	—	(147)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Total net (charge offs) recoveries	—	—	—	—	—	—
Total ending balance	$15,234	$13,155	$770	$98	$—	$29,257
Average gross loans during period	$1,064,153	$246,423	$7,246	$15,087	$47	$1,332,956
Net (charge offs) recoveries to average gross loans during period	—	—	—	—	—	—

	Residential	Commercial		Commercial	Other
Three Months Ended March 31, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—		380
Provision for (recovery of) for credit losses	(1,889)	3,217	(546)	2	—	784
Net (charge offs) recoveries
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	60	5	1	—	—	66
Total net (charge offs) recoveries	(6,418)	5	1	—	—	(6,412)
Total ending balance	$20,498	$16,067	$1,994	$6	$—	$38,565
Average gross loans during period	$1,366,840	$223,929	$41,436	$1,382	$32	$1,633,619
Net (charge offs) recoveries to average gross loans during period	(0.47)%	—	—	—	—	(0.39)%

Our allowance for credit losses at March 31, 2024 was $29.3 million, or 2.24% of total loans held for investment, compared to $29.4 million, or 2.18% of total loans held for investment, at December 31, 2023. Our allowance for credit losses as a percentage of total gross loans increased due in part to the changes in economic forecasts used in our quantitative model assumptions for our residential real estate portfolio. In addition, our allowance for credit losses as a percentage of nonaccrual loans was 314% and 329% as of March 31, 2024 and December 31, 2023, respectively.

No charge offs were recorded during the three months ended March 31, 2024 compared to $6.5 million for the comparable period in 2023. Net charge offs in the three months ended March 31, 2023 primarily reflected the $6.5 million in charge offs of our recorded investment on residential loans transferred to held for sale.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At March 31,			At December 31,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		Allowance for	Loans in		Allowance for	Loans in
	Allowance	Credit Losses	Each	Allowance	Credit Losses	Each
	for Credit	to Category	Category to	for Credit	to Category	Category to
	Losses	of Loans	Total Loans	Losses	of Loans	Total Loans

	(Dollars in thousands)
Residential real estate	$15,234	1.46%	80%	$14,322	1.32%	80%
Commercial real estate	13,155	5.38%	19%	13,550	5.72%	18%
Construction	770	15.67%	—%	1,386	13.35%	1%
Commercial and industrial	98	0.73%	1%	146	0.92%	1%
Total	$29,257	2.24%	100%	$29,404	2.18%	100%
Nonaccrual loans	$9,318			$8,942
Nonperforming loans (1)	$9,348			$8,973
Total loans	$1,303,279			$1,348,972
Allowance for credit losses to nonaccrual loans	314%			329%
Allowance for credit losses to total loans	2.24%			2.18%
(1)	Nonperforming loans include loans 90 days or more past due and still accruing interest.

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

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of March 31, 2024, the amortized cost basis of collateral-dependent loans was $2.0 million. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis loans.

Modifications to Borrowers Experiencing Financial Difficulty

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three months ended March 31, 2024.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At March 31,		At December 31,
	2024		2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$154,007	$149,869	$253,107	$248,988
Mortgage-backed securities	34,629	30,609	35,757	31,927
Collateralized mortgage obligations	228,131	214,231	151,196	138,157
Collateralized debt obligations	150	143	151	141
Total	$416,917	$394,852	$440,211	$419,213

The size of our available for sale debt securities portfolio (on an amortized-cost basis) decreased by $23.3 million, or 5%, to $416.9 million at March 31, 2024. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio.

For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, we evaluate at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of income taxes.

We review the debt securities portfolio on a quarterly basis to determine the cause and magnitude of declines in the fair value of each security. At March 31, 2024, gross unrealized losses on debt securities totaled $22.1 million. Our U.S. Treasury and Agency securities, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued or guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, we have not recorded an allowance for credit losses for our available for sale debt securities at March 31, 2024.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At March 31, 2024 and December 31, 2023, equity securities totaled $4.7 million.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals its par value. At March 31, 2024 and December 31, 2023, we held $18.9 million in FHLB stock.

We are also required to hold FRB stock as a condition of our membership in the Federal Reserve, which is required of us as a covered savings association. Our FRB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par value. At March 31, 2024 and December 31, 2023, we held $9.1 million and $9.0 million, respectively, in FRB stock.

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

	At March 31,	At December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits	$32,680	$35,245
Money market, savings and NOW	1,072,179	1,095,521
Time deposits	900,996	873,220
Total deposits	$2,005,855	$2,003,986

Total deposits were $2.0 billion as of March 31, 2024, an increase of $1.9 million from December 31, 2023. Our time deposits increased by $27.8 million, or 3%. Our money market, savings and NOW deposits decreased by $23.3 million, or 2%, and our noninterest-bearing demand deposits decreased $2.6 million, or 7%, from December 31, 2023. We did not have any brokered deposits at March 31, 2024 and December 31, 2023. We have continued our current strategy of offering competitive interest rates on our deposit products to maintain our existing customer deposit base and help manage our liquidity.

Our estimated uninsured deposits were $430.1 million, or approximately 22% of total deposits, and $434.4 million, or 22% of total deposits, at March 31, 2024 and December 31, 2023, respectively. The uninsured amounts are estimated based on methodologies and assumptions used for the Bank’s regulatory reporting requirements.

The portion of U.S. time deposits, by account, that exceed the FDIC insurance limit of $250,000 was $94.9 million at March 31, 2024.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

At March 31, 2024, our outstanding FHLB borrowings consisted of a long-term fixed rate advance of $50.0 million with an interest rate of 1.96% with a maturity date of May 2029, although the advance is callable by the FHLB on May 15, 2024. We expect to repay the FHLB advance with our existing cash funds and do not currently intend to replace it with another borrowing.

At March 31, 2024, we had the ability to borrow an additional $370.5 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we have standby letters of credit, totaling $2.0 million, which provide credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. We also had available credit lines with other banks totaling $60.0 million. There were no borrowings outstanding on the lines of credit with other banks.

Shareholders’ Equity

Total shareholders’ equity was $327.3 million at March 31, 2024, compared to $327.7 million at December 31, 2023.

Analysis of Results of Operations

General. The Company had a net loss of $(0.2) million for the three months ended March 31, 2024 compared to a net loss of $(0.5) million for the three months ended March 31, 2023.

Average Balance Sheet and Related Yields and Rates. The following table sets forth the average balance sheet, interest income or interest expense, average yields earned and rates paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended March 31,
	2024			2023
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,064,200	$17,197	6.46%	$1,366,872	$18,514	5.42%
Commercial real estate	246,423	3,213	5.22%	223,929	2,596	4.64%
Construction	7,246	242	13.36%	41,436	1,034	9.98%
Commercial and industrial	15,087	317	8.40%	1,382	16	4.63%
Total loans	1,332,956	20,969	6.29%	1,633,619	22,160	5.43%
Securities, includes restricted stock(2)	437,712	4,018	3.67%	366,346	2,456	2.68%
Other interest-earning assets	601,791	8,295	5.51%	411,766	4,807	4.67%
Total interest-earning assets	2,372,459	33,282	5.61%	2,411,731	29,423	4.88%
Noninterest-earning assets
Cash and due from banks	4,643			4,475	—	—
Other assets	29,521			28,398	—	—
Total assets	$2,406,623			$2,444,604	—	—
Interest-bearing liabilities
Money market, savings and NOW	$1,074,937	$9,655	3.60%	$1,001,505	$4,614	1.87%
Time deposits	884,115	8,445	3.83%	900,890	5,195	2.34%
Total interest-bearing deposits	1,959,052	18,100	3.71%	1,902,395	9,809	2.09%
FHLB borrowings	50,000	248	1.96%	50,000	245	1.96%
Subordinated Notes, net	—	—	0.00%	65,264	1,693	10.38%
Total borrowings	50,000	248	1.96%	115,264	1,938	6.73%
Total interest-bearing liabilities	2,009,052	18,348	3.66%	2,017,659	11,747	2.36%
Noninterest-bearing liabilities
Demand deposits	35,348			50,284
Other liabilities	34,924			63,308
Shareholders’ equity	327,299			313,353
Total liabilities and shareholders’ equity	$2,406,623			$2,444,604
Net interest income and spread(2)		$14,934	1.95%		$17,676	2.52%
Net interest margin(2)			2.52%			2.93%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Three Months Ended
	March 31, 2024 vs. 2023
	Increase (Decrease)		Net
	due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(4,514)	$3,197	$(1,317)
Commercial real estate	275	342	617
Construction	(1,058)	266	(792)
Commercial and industrial	278	23	301
Total loans	(5,019)	3,828	(1,191)
Securities, includes restricted stock	539	1,023	1,562
Other interest-earning assets	2,510	978	3,488
Total change in interest income	(1,970)	5,829	3,859
Change in interest expense:
Money market, savings and NOW	370	4,671	5,041
Time deposits	(98)	3,348	3,250
Total interest-bearing deposits	272	8,019	8,291
FHLB borrowings	2	1	3
Subordinated Notes, net	(1,693)	—	(1,693)
Total change in interest expense	(1,419)	8,020	6,601
Change in net interest income	$(551)	$(2,191)	$(2,742)

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

Net interest income was $14.9 million for the three months ended March 31, 2024, a decrease of $2.7 million, or 16%, from $17.7 million for the three months ended March 31, 2023. The decrease in net interest income primarily reflects the impact of interest expense, primarily on interest-bearing deposits, increasing more than interest income on interest-earning assets during the higher rate environment. The higher rate environment reflects the Federal Open Market Committee increasing the target range for the federal funds rate by a total of 525 basis points from the end of the first quarter of 2022 to July 2023. The prevailing market rate environment combined with significant competition for deposits resulted in significant disparity between the impact on interest expense compared to interest income. In addition, the decline in net interest income partially reflects the continued reduction of our residential mortgage loan portfolio.

Interest income was $33.3 million for the three months ended March 31, 2024, an increase of $3.9 million, or 13%, from the three months ended March 31, 2023. The increase in interest income was primarily due to the yield earned on the average balance of our interest-earning assets as these portfolios repriced higher in the higher interest rate environment. The yield on the average balance of our loans, securities and other interest-earning assets increased 86 basis points, 99 basis points and 84 basis points, respectively, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in the yield on the average balance of our loans was primarily due to residential mortgage rates resetting in the higher interest rate environment. The increase in the yield on the average balance of our securities was primarily due to the yield on our recently purchased securities being higher than the yield on the average balance of our securities for the three months ended March 31, 2023. The yield on the average balance of our other interest-earning assets, which are comprised primarily of cash and due from banks, benefitted from the higher rate environment as correspondent banks and the Federal Reserve increased their deposit rates and overnight funding rates. Also contributing to the increase in interest income, the average balance of our other interest-earning assets of $601.8 million for the three months ended March 31, 2024 increased $190.0 million, or 46%, compared to the three months ended March 31, 2023, and the average balance of our securities portfolio of $437.7 million for the three months ended March 31, 2024 increased $71.4 million, or 19%, compared to the three months ended March 31, 2023. Partially offsetting the increase in interest income was the decline in interest income earned on our loans since the average balance of our loans decreased $300.7 million, or 18%.

Interest expense was $18.3 million for the three months ended March 31, 2024, an increase of $6.6 million, or 56%, from the three months ended March 31, 2023. Similar to our interest-earning assets, the increase in our interest expense was primarily driven by the change in interest rates. The rate paid on the average balance of interest-bearing deposits increased 162 basis points. We continued to competitively price our deposits as rates continued to rise in 2023 and as competition for deposits significantly increased. Interest expense for the three months ended March 31, 2024 also reflected the elimination of interest expense from our Subordinated Notes, which were redeemed in the third quarter of 2023, and totaled $1.7 million for the three months ended March 31, 2023.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.52% for the three months ended March 31, 2024, down 41 basis points from 2.93% for the three months ended March 31, 2023. The interest rate spread was 1.95% for the three months ended March 31, 2024, down 57 basis points from 2.52% for the three months ended March 31, 2023. Our net interest margin and interest rate spread were negatively impacted during the three months ended March 31, 2024, primarily due to higher interest rates paid on our interest-bearing deposits than in the comparable period in 2023, which outpaced the increase in the average yield on our interest-earning assets over the same period.

Provision for (Recovery of) Credit Losses. The following table presents the components of our provision for credit losses:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$(147)	$784
Off-balance sheet credit exposures	188	(110)
Total	$41	$674

Our provision for credit losses was $41 thousand for the three months ended March 31, 2024 compared $0.7 million for the three months ended March 31, 2023. Included in the provision for (recovery of) credit losses related to loans, we have recorded a provision for credit losses on residential loans of $0.9 million for the three months ended March 31, 2024 and a recovery of credit losses on residential loans of $(1.9) million for the three months ended March 31, 2023. The provision for credit losses attributable to loans for the three months ended March 31, 2024 was primarily due to changing economic forecasts used in model assumptions, partially offset by the decline in the residential loan portfolio during the three months ended March 31, 2024. The recovery of credit losses attributable to loans for the three months ended March 31, 2023 was primarily as a result of the transfer of nonaccrual and delinquent loans to held for sale and loan payoffs.

Additionally, the recovery for credit losses related to loans includes a recovery of commercial real estate loans of $(0.4) million for the three months ended March 31, 2024 and was primarily a result of the decrease in special mention loans of $5.7 million. A provision for credit losses of $3.2 million was recorded for the three months ended March 31, 2023. The provision for credit losses on the commercial real estate loan portfolio for the three months ended March 31, 2023 was primarily due to changes in our economic forecasts to reflect the weakening commercial real estate market. For additional information on changes to the allowance for credit losses, see “—Allowance for Credit Losses.”

In addition, the provision for credit losses related to off-balance sheet credit exposures increased by $0.3 million to $0.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase is primarily attributable to the Bank’s origination of a commercial and industrial loan with an aggregate principal balance of $15.0 million that also increased our unfunded commitments by $11.8 million during the three months ended March 31, 2024 compared to a decrease of our unfunded commitments by $3.1 million during the three months ended March 31, 2023.

Non-interest Income. The components of non-interest income were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$87	$94	$(7)	(7)%
Loss on sale of investment securities	—	(2)	2	100%
Loss on sale of loans held for sale	—	(25)	25	100%
Unrealized gain (loss) on equity securities	(47)	71	(118)	N/M
Net servicing income	75	59	16	27%
Income earned on company‑owned life insurance	83	80	3	4%
Other	1	1	—	—%
Total non‑interest income	$199	$278	$(79)	(28)%

N/M - not meaningful

Non-interest income was $0.2 million for the three months ended March 31, 2024, a decrease of $0.1 million from the three months ended March 31, 2023. Such decrease in non-interest income is primarily due to the decline in fair value of the equity securities during the three months ended March 31, 2024.

Non-interest Expense. The components of non-interest expense were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$8,460	$9,410	$(950)	(10)%
Occupancy and equipment	2,084	2,112	(28)	(1)%
Professional fees	2,182	3,221	(1,039)	(32)%
FDIC assessments	262	257	5	2%
Data processing	733	738	(5)	(1)%
Other	1,671	2,099	(428)	(20)%
Total non-interest expense	$15,392	$17,837	$(2,445)	(14)%

Non-interest expense of $15.4 million for the three months ended March 31, 2024, reflected a decrease of $2.4 million compared to the three months ended March 31, 2023, primarily due to decreases in salaries and employee benefits and professional fees. Salaries and employee benefits expense decreased $1.0 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to continued staff reductions in various support functions and the reversal of a liability for deferred compensation that is no longer due to a former executive. Professional fees also decreased $1.0 million from the comparable prior period. Partially offsetting this decrease were reimbursements received in the three months ended March 31, 2023 from an insurance carrier of $2.2 million for previously incurred direct and third-party legal expenses related to the governmental investigations. The decrease in professional fees is due to lower legal fees incurred as the governmental investigations against the Company and Bank were resolved. As previously reported, our directors and officers insurance was exhausted in the fourth quarter of 2023. To the extent the governmental investigations with respect to individuals continue and involve the cooperation of individuals entitled to advancement and indemnification, we may continue to receive and pay such claims in accordance with our legal obligations but for which we no longer have insurance. Additionally, professional fees decreased due to replacing certain previously outsourced functions with internal resources.

Income Tax Benefit. We recorded an income tax benefit of $(103) thousand, or an effective tax rate of 34.3%, for the three months ended March 31, 2024 compared to an income tax benefit of $(54) thousand, or an effective tax rate of 9.7%, for the three months ended March 31, 2023. The effective rates vary from our statutory rate primarily due to the low level of pretax earnings, the effect of non-deductible compensation and interest on U.S. Treasury obligations which is exempt from state income taxes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations when they come due. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure we have adequate liquidity to fund our operations.

Our primary sources of funds consist of cash flows from operations, deposits, principal repayments on loans and maturities and principal receipts on our available for sale debt securities. Additional liquidity is provided by our ability to borrow from the FHLB, our ability to sell portions of our loan portfolio and access to the discount window of the Federal Reserve and brokered deposits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Our most liquid assets are cash and due from banks and interest-bearing time deposits with other banks. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At March 31, 2024 and December 31, 2023, cash and due from banks totaled $646.2 million and $578.0 million, respectively. Interest-bearing time deposits with other banks totaled $5.2 million at March 31, 2024 and December 31, 2023.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. Our available for sale debt securities totaled $394.9 million and $419.2 million at March 31, 2024 and December 31, 2023, respectively. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

At March 31, 2024, we have a long-term fixed rate FHLB advance outstanding of $50.0 million with a maturity date of May 2029. The FHLB advance accrues interest at 1.96%. The advance is callable by the FHLB on May 15, 2024. On May 7, 2024, we received notification from the FHLB that the FHLB will exercise their call right. We expect to repay the FHLB advance with existing cash funds and do not currently intend to replace it with another borrowing. Based on our collateral, consisting of certain loans and investment securities, and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $370.5 million at March 31, 2024. We also had available credit lines with other banks totaling $60.0 million.

Cash flows from investing activities are primarily impacted by our loan and investment securities activity, as discussed above. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits. During the three months ended March 31, 2024 and 2023, we originated $30.0 million and $6.2 million of loans, respectively. Cash flows provided by loan payoffs totaled $40.7 million and $53.2 million during the three months ended March 31, 2024 and 2023, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. Often, the agreements under which we sell residential mortgage loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has outstanding commitments to repurchase pools of Advantage Loan Program loans sold with an unpaid principal balance of $15.5 million at March 31, 2024. These commitments expire in July 2025. We also have outstanding $14.5 million of Advantage Loan Program loans that could be subject to repurchase at the demand of the investors. In addition, the unpaid principal balance of residential real estate loans, other than Advantage Loan Program loans, sold in the secondary market that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $10.0 million at March 31, 2024. Should additional secondary market investors require us to repurchase a substantial portion of such outstanding loans subject to potential purchase, the cash required to fund these purchases will reduce our liquidity.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.0 billion at March 31, 2024, an increase of $1.9 million, from December 31, 2023. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position though we have not used brokered deposits during the past two years. At March 31, 2024, time deposits due within one year were $796.0 million, or 40% of total deposits. At December 31, 2023, time deposits due within one year were $761.7 million, or 38% of total deposits. In addition, we estimated our total uninsured deposits were approximately 22% of total deposits at March 31, 2024.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At March 31, 2024, we had unfunded commitments to extend credit totaling $30.4 million and standby letters of credit outstanding of $24 thousand.

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

The Company and the Bank are subject to minimum capital adequacy requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis. At March 31, 2024, the Company and the Bank met all regulatory capital requirements to which they were subject. The Company and Bank satisfied the requirements of the CBLR framework with leveraged capital ratios of 14.10% and 13.58%, respectively, compared to the requirement for these ratios to be greater than 9%, and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirements. For further information regarding our regulatory capital requirements, refer to Note 10—Regulatory Capital Requirements to our condensed consolidated financial statements included in “Item 1. Financial Statements.”

The compliance with regulatory minimum capital requirements is a tool used in assessing the Company’s capital adequacy, but is not necessarily determinative of how the Company would fare under extreme stress. Factors that may affect the adequacy of the Company’s capital include the inherent limitations of fair value estimates and the assumptions thereof, the inherent limitations of accounting classifications of certain investments and the effect on their measurement, external macroeconomic conditions and their effects on capital and the Company’s ability to raise capital or refinance capital commitments, and extent of steps taken by state or federal governmental authorities in periods of extreme stress.

As a result of the Company’s guilty plea and criminal conviction in July 2023 pursuant to our Plea Agreement with the U.S. Department of Justice, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act. These provisions prohibit an issuer from offering or selling securities in a private placement in reliance on Regulation A for certain small offerings and Regulation D for certain private placement transactions for a period of up to five years under certain circumstances. The SEC may waive such disqualification upon a showing of good cause that disqualification is not necessary under the circumstances for which the safe harbor exemptions are being denied. Absent a waiver, we will be restricted in our ability to raise capital in a private placement in reliance on the safe harbors provided by Regulation A or Regulation D. We have submitted to the SEC a waiver request from the “bad actor” disqualifications. If the SEC were to deny our waiver request, we will be limited in our ability to raise capital through a private placement under Regulation A or Regulation D, although we would remain eligible as an SEC registrant to access the equity capital markets through an SEC-registered offering or through another exemption from the registration requirements.

Recently Issued Accounting Guidance

See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in “Item 1. Financial Statements” for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

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

Because these scenarios simulate instantaneous changes in interest rates on a static balance sheet that are subject to various assumptions, the scenarios below may not fully reflect our exposure to interest rate risk. For example, in the event of a significant decrease of the target federal funds rate by the Federal Open Market Committee we may not be able to lower our deposit rates at a similar pace in order to avoid significant deposit withdrawals as customers seek the highest yield possible for their funds. A significant, rapid decrease in interest rates could affect (i) the demand of our deposit products; (ii) our liquidity position if our depositors were to withdraw and move their funds to competing financial institutions; (iii) the expected yield of our loan portfolio and debt securities; (iv) the average duration of our loan portfolio and debt securities; (v) the fair value of our financial assets and financial liabilities; and (vi) our balance sheet mix and composition. In addition, the lack of robust loan originations will inhibit our ability to reinvest loan prepayments that occur as interest rates decline in interest earning assets at the higher end of the yield curve, thus either narrowing our interest rate spread and net interest margin or resulting in further significant decline in the size of our condensed consolidated balance sheet.

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning March 31, 2024 and December 31, 2023. The table below demonstrates that we are asset sensitive at March 31, 2024 and December 31, 2023, with the asset sensitivity of our balance sheet increasing from December 31, 2023 primarily from higher cash balances and shifting balances from money market accounts into time deposits. Quarter-over-quarter, the base net interest income decreased primarily due to increased interest expense on our time deposits.

	At March 31,		At December 31,
	2024		2023
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$62,322	3%	$62,356	1%
100	62,001	3%	62,560	1%
0	60,412	—	61,652	—
−100	57,556	(5)%	60,057	(3)%
−200	54,428	(10)%	57,636	(7)%

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

The following table presents, as of March 31, 2024 and December 31, 2023, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE increased from December 31, 2023 partially from higher market interest rates combined with changes to our decay speed assumptions which improved our money market account values. The sensitivity of our balance sheet worsened slightly from December 31, 2023 in the rising rate scenarios primarily as a result of slower loan prepayments and faster decay speed assumptions in our key money market product. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At March 31,		At December 31,
	2024		2023
	Economic		Economic
	Value		Value
Change in Interest Rates (Basis Points)	of Equity	Change	of Equity	Change

	(Dollars in thousands)
200	$270,543	(17)%	$261,202	(17)%
100	304,806	(7)%	293,190	(6)%
0	327,428	—	313,220	—
−100	335,266	2%	322,399	3%
−200	339,241	4%	326,171	4%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2023 Form 10-K, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended March 31, 2024, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended March 31, 2024, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
January 1 - 31, 2024	38,033	$5.67	—	$19,568,117
February 1 - 29, 2024	—	—	—	19,568,117
March 1 - 31, 2024	—	—	—	19,568,117
Total	38,033	$5.67	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended March 31, 2024.
(2)	In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At March 31, 2024, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program. We are currently required to obtain approval of the FRB prior to engaging in a repurchase of our common stock other than a purchase of shares to satisfy income tax withholding requirements.

ITEM 5. OTHER INFORMATION

None.

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

Date: May 9, 2024		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)