Form 10-Q
period 2024-06-30
Sterling Bancorp, Inc.
filed 2024-08-08
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, 52,327,626 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$599,774	$577,967
Interest-bearing time deposits with other banks	5,232	5,226
Debt securities available for sale, at fair value (amortized cost $464,176 and $440,211 at June 30, 2024 and December 31, 2023, respectively)	441,930	419,213
Equity securities	4,637	4,703
Loans, net of allowance for credit losses of $27,556 and $29,404 at June 30, 2024 and December 31, 2023, respectively	1,236,687	1,319,568
Accrued interest receivable	8,835	8,509
Mortgage servicing rights, net	1,392	1,542
Leasehold improvements and equipment, net	4,961	5,430
Operating lease right-of-use assets	11,481	11,454
Federal Home Loan Bank stock, at cost	18,423	18,923
Federal Reserve Bank stock, at cost	9,139	9,048
Company-owned life insurance	8,818	8,711
Deferred tax asset, net	17,923	16,959
Other assets	5,507	8,750
Total assets	$2,374,739	$2,416,003

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$32,167	$35,245
Interest-bearing deposits	1,981,298	1,968,741
Total deposits	2,013,465	2,003,986
Federal Home Loan Bank borrowings	—	50,000
Operating lease liabilities	12,504	12,537
Other liabilities	19,900	21,757
Total liabilities	2,045,869	2,088,280

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 52,371,509 shares and 52,070,361 shares at June 30, 2024 and December 31, 2023, respectively	84,323	84,323
Additional paid-in capital	17,592	16,660
Retained earnings	243,083	241,964
Accumulated other comprehensive loss	(16,128)	(15,224)
Total shareholders’ equity	328,870	327,723
Total liabilities and shareholders’ equity	$2,374,739	$2,416,003

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$20,620	$21,892	$41,589	$44,052
Interest and dividends on investment securities and restricted stock	4,758	2,666	8,776	5,122
Interest on interest-bearing cash deposits	8,486	7,002	16,781	11,809
Total interest income	33,864	31,560	67,146	60,983

Interest expense
Interest on deposits	19,350	13,337	37,450	23,146
Interest on Federal Home Loan Bank borrowings	119	248	367	493
Interest on Subordinated Notes	—	1,791	—	3,484
Total interest expense	19,469	15,376	37,817	27,123

Net interest income	14,395	16,184	29,329	33,860
Provision for (recovery of) credit losses	(2,079)	(2,902)	(2,038)	(2,228)
Net interest income after provision for (recovery of) credit losses	16,474	19,086	31,367	36,088

Non-interest income
Service charges and fees	92	78	179	172
Loss on the sale of investment securities	—	—	—	(2)
Gain on sale of loans held for sale	—	1,720	—	1,695
Unrealized loss on equity securities	(19)	(71)	(66)	—
Net servicing income	46	102	121	161
Income earned on company-owned life insurance	84	81	167	161
Other	209	1	210	2
Total non-interest income	412	1,911	611	2,189

Non-interest expense
Salaries and employee benefits	8,196	9,274	16,656	18,684
Occupancy and equipment	2,005	2,051	4,089	4,163
Professional fees	2,147	3,521	4,329	6,742
FDIC insurance assessments	262	263	524	520
Data processing	742	754	1,475	1,492
Other	1,571	1,478	3,242	3,577
Total non-interest expense	14,923	17,341	30,315	35,178

Income before income taxes	1,963	3,656	1,663	3,099
Income tax expense	647	1,117	544	1,063
Net income	$1,316	$2,539	$1,119	$2,036

Income per share, basic and diluted	$0.03	$0.05	$0.02	$0.04

Weighted average common shares outstanding:
Basic	50,920,703	50,672,461	50,881,905	50,559,092
Diluted	51,349,764	50,778,213	51,326,379	50,705,998

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$1,316	$2,539	$1,119	$2,036
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the period, net of tax effect of $(50), $(603), $(343) and $451, respectively	(131)	(1,593)	(904)	1,192
Reclassification adjustment for loss included in net income of $—, $—, $ — and $2, respectively, included in loss on sale of investment securities, net of tax effect of $—, $— , $— and $1, respectively	—	—	—	1
Total other comprehensive income (loss)	(131)	(1,593)	(904)	1,193
Comprehensive income	$1,185	$946	$215	$3,229

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	50,795,871	$83,295	$14,808	$234,049	$(19,525)	$312,627
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2016-13	—	—	—	778	—	778
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2022-02	—	—	—	(276)	—	(276)
Net loss	—	—	—	(503)	—	(503)
Repurchase of restricted shares to pay employee tax liability	(12,166)	—	(75)	—	—	(75)
Stock-based compensation	24,411	—	173	—	—	173
Other comprehensive income	—	—	—	—	2,786	2,786
Balance at March 31, 2023	50,808,116	83,295	14,906	234,048	(16,739)	315,510
Net income	—	—	—	2,539	—	2,539
Repurchase of restricted shares to pay employee tax liability	(28,826)	—	(158)	—	—	(158)
Issuance of shares of common stock to defined contribution retirement plan (Note 10)	184,928	1,028	—	—	—	1,028
Stock-based compensation	1,117,668	—	350	—	—	350
Other comprehensive loss	—	—	—	—	(1,593)	(1,593)
Balance at June 30, 2023	52,081,886	$84,323	$15,098	$236,587	$(18,332)	$317,676

Balance at January 1, 2024	52,070,361	$84,323	$16,660	$241,964	$(15,224)	$327,723
Net loss	—	—	—	(197)	—	(197)
Repurchase of restricted shares to pay employee tax liability	(38,033)	—	(216)	—	—	(216)
Stock-based compensation	14,355	—	729	—	—	729
Other comprehensive loss	—	—	—	—	(773)	(773)
Balance at March 31, 2024	52,046,683	84,323	17,173	241,767	(15,997)	327,266
Net income	—	—	—	1,316	—	1,316
Repurchase of restricted shares to pay employee tax liability	(72,806)	—	(378)	—	—	(378)
Stock-based compensation	397,632	—	797	—	—	797
Other comprehensive loss	—	—	—	—	(131)	(131)
Balance at June 30, 2024	52,371,509	$84,323	$17,592	$243,083	$(16,128)	$328,870

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$1,119	$2,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(2,038)	(2,228)
Deferred income taxes	(621)	4,524
Loss on sale of investment securities	—	2
Unrealized loss on equity securities	66	—
Net accretion on debt securities	(2,010)	(1,140)
Depreciation and amortization on leasehold improvements and equipment	536	693
Originations, net of principal payments, of loans held for sale	—	(2,655)
Proceeds from sale of mortage loans held for sale	—	2,979
Gain on sale of loans held for sale	—	(1,695)
Increase in cash surrender value of company-owned life insurance, net of premiums	(107)	(104)
Valuation allowance adjustments and amortization of mortgage servicing rights	150	136
Stock-based compensation	1,526	523
Other	(80)	60
Change in operating assets and liabilities:
Accrued interest receivable	(326)	340
Other assets	3,183	1,843
Other liabilities	(2,077)	(4,794)
Net cash provided by (used in) operating activities	(679)	520

Cash Flows From Investing Activities
Maturities and principal receipts of debt securities	167,739	11,684
Proceeds from sale of debt securities	—	2,977
Purchases of debt securities	(189,693)	(2,979)
Maturities (purchases) of debt securities, net	—	153
Purchase of shares of Federal Reserve Bank stock	(91)	—
Proceeds received from redemptions of Federal Home Loan Bank stock	500	—
Net decrease in loans	85,223	136,336
Proceeds received from loans held for sale previously classified as portfolio loans	—	37,930
Principal payments received on loans held for sale previously classified as portfolio loans	—	1,959
Proceeds from the sales of equipment	—	46
Purchases of leasehold improvements and equipment	(77)	(254)
Net cash provided by investing activities	63,601	187,852

Cash Flows From Financing Activities
Net increase in deposits	9,479	87,454
Repayment of advance from Federal Home Loan Bank	(50,000)	—
Cash paid for surrender of vested shares to satisfy employee tax liability	(594)	(233)
Net cash provided by (used in) financing activities	(41,115)	87,221
Net change in cash and due from banks	21,807	275,593
Cash and due from banks at beginning of period	577,967	379,798
Cash and due from banks at end of period	$599,774	$655,391

Supplemental cash flows information
Cash paid for:
Interest	$37,729	$26,382
Income taxes	—	300
Noncash investing and financing activities:
Transfer of residential real estate loans to loans held for sale	—	34,581
Transfer of residential real estate loans from loans held for sale	—	3,906
Shares of common stock issued in satisfaction of Company’s matching contribution in defined contribution retirement plan	—	1,028
Right-of-use assets obtained in exchange for new operating lease liabilities	1,780	—

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

The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”). The Bank is a federally chartered stock savings bank that elected to operate as a covered savings association, effective August 9, 2023. As a covered savings association, the Bank will generally function as a commercial bank without the constraints applicable to a thrift institution. Prior to the election becoming effective, the Bank was subject to the Qualified Thrift Lender (“QTL”) test. Under the QTL test, a savings institution is required to maintain at least 65% of its portfolio assets in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. The Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) of the U.S. Department of Treasury and the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the FRB system and Federal Home Loan Bank (“FHLB”) system.

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2024, and the condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2023 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission on March 14, 2024.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At June 30, 2024 and December 31, 2023, residential real estate loans accounted for 77% and 80% of total gross loans, respectively. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At June 30, 2024 and December 31, 2023, approximately 78% and 80%, respectively, of gross loans were originated with respect to properties or businesses located in the state of California.

Also, the loan portfolio consists of a loan product of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which was terminated at the end of 2019 and continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program and investigations conducted by the U.S. Department of Justice (“DOJ”) and the OCC indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including the falsification of information with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. This former loan product totaled $540,509, or 56% of gross residential loans, and $628,245, or 58% of gross residential loans, at June 30, 2024 and December 31, 2023, respectively.

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

Note 3—Debt Securities

The following tables summarize the amortized cost and fair value of available for sale debt securities at June 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses:

	June 30, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$179,455	$—	$(3,870)	$175,585
Mortgage-backed securities	32,917	4	(4,024)	28,897
Collateralized mortgage obligations	251,656	8	(14,360)	237,304
Collateralized debt obligations	148	—	(4)	144
Total	$464,176	$12	$(22,258)	$441,930

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$253,107	$57	$(4,176)	$248,988
Mortgage-backed securities	35,757	—	(3,830)	31,927
Collateralized mortgage obligations	151,196	27	(13,066)	138,157
Collateralized debt obligations	151	—	(10)	141
Total	$440,211	$84	$(21,082)	$419,213

Investment securities with a fair value of $75,807 and $61,078 were pledged as collateral on the FHLB borrowings at June 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on available for sale debt securities totaled $1,827 and $1,535 at June 30, 2024 and December 31, 2023, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $281 and $308 at June 30, 2024 and December 31, 2023, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of June 30, 2024 and December 31, 2023.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Information pertaining to sales of available for sale debt securities for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Proceeds from the sale of debt securities	$—	$—	$—	$2,977

Gross realized gains	$—	$—	$—	$1
Gross realized losses	—	—	—	(3)
Total net realized losses	$—	$—	$—	$(2)

The income tax benefit related to the net realized losses was $(1) for the six months ended June 30, 2023.

The amortized cost and fair value of U.S. Treasury and Agency securities at June 30, 2024 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$49,855	$49,840
Due after one year through three years	129,600	125,745
Mortgage-backed securities	32,917	28,897
Collateralized mortgage obligations	251,656	237,304
Collateralized debt obligations	148	144
Total	$464,176	$441,930

The following table summarizes available for sale debt securities, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$99,778	$(76)	$75,807	$(3,794)	$175,585	$(3,870)
Mortgage-backed securities	—	—	24,639	(4,024)	24,639	(4,024)
Collateralized mortgage obligations	130,459	(570)	103,141	(13,790)	233,600	(14,360)
Collateralized debt obligations	—	—	144	(4)	144	(4)
Total	$230,237	$(646)	$203,731	$(21,612)	$433,968	$(22,258)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,836	$(1)	$125,183	$(4,175)	$175,019	$(4,176)
Mortgage-backed securities	—	—	31,927	(3,830)	31,927	(3,830)
Collateralized mortgage obligations	10,297	(221)	111,554	(12,845)	121,851	(13,066)
Collateralized debt obligations	—	—	141	(10)	141	(10)
Total	$60,133	$(222)	$268,805	$(20,860)	$328,938	$(21,082)

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

As of June 30, 2024, the debt securities portfolio consisted of 40 debt securities, with 36 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on the current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at June 30, 2024, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued and guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, the Company has not recorded an allowance for credit losses for its available for sale debt securities at June 30, 2024 and December 31, 2023.

Note 4—Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At June 30, 2024 and December 31, 2023, equity securities totaled $4,637 and $4,703, respectively.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the condensed consolidated statements of income. At June 30, 2024 and December 31, 2023, equity securities with readily determinable fair values were $4,391 and $4,457, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss recorded during the period on equity securities	$(19)	$(71)	$(66)	$—
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized loss recorded during the period on equity securities held at the reporting date	$(19)	$(71)	$(66)	$—

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the six months ended June 30, 2024 and 2023. The investment was reported at $246 at June 30, 2024 and December 31, 2023.

Note 5—Loans

Loans Held for Investment

The major categories of loans held for investment and the allowance for credit losses were as follows:

	June 30,	December 31,
	2024	2023
Residential real estate	$972,326	$1,085,776
Commercial real estate	277,273	236,982
Construction	5,050	10,381
Commercial and industrial	9,593	15,832
Other consumer	1	1
Total loans	1,264,243	1,348,972
Less: allowance for credit losses	(27,556)	(29,404)
Loans, net	$1,236,687	$1,319,568

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Accrued interest receivable related to total gross loans was $6,608 and $6,617 as of June 30, 2024 and December 31, 2023, respectively.

Loans totaling $516,063 and $428,358 were pledged as collateral on the FHLB borrowings at June 30, 2024 and December 31, 2023, respectively. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $2,009 and $4,004 at June 30, 2024 and December 31, 2023, respectively.

In March 2023, residential real estate loans held for investment with an amortized cost of $41,059 were transferred to loans held for sale due to management’s change in intent and decision to sell the loans. On the transfer, the Company recorded a $6,478 charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value.

During the three months ended June 30, 2023, the Company sold all of its loans held for sale with a carrying value of $36,210 on the date of sale to a third party for net cash proceeds of $37,930. The Company recorded a gain on the sale of loans of $1,720.

Allowance for Credit Losses

The allowance for credit losses was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following tables present the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	Residential	Commercial		Commercial
Three Months Ended June 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$15,234	$13,155	$770	$98	$29,257
Provision for (recovery of) credit losses	(2,702)	450	38	73	(2,141)
Charge offs	—	—	—	—	—
Recoveries	439	—	1	—	440
Total ending balance	$12,971	$13,605	$809	$171	$27,556

	Residential	Commercial		Commercial
Six Months Ended June 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$14,322	$13,550	$1,386	$146	$29,404
Provision for (recovery of) credit losses	(1,790)	55	(578)	25	(2,288)
Charge offs	—	—	—	—	—
Recoveries	439	—	1	—	440
Total ending balance	$12,971	$13,605	$809	$171	$27,556

	Residential	Commercial		Commercial
Three Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$20,498	$16,067	$1,994	$6	$38,565
Provision for (recovery of) credit losses	(3,895)	566	480	35	(2,814)
Charge offs	—	—	—	—	—
Recoveries	306	95	1	—	402
Total ending balance	$16,909	$16,728	$2,475	$41	$36,153

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

	Residential	Commercial		Commercial
Six Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	380
Provision for (recovery of) credit losses	(5,784)	3,783	(66)	37	(2,030)
Charge offs	(6,478)	—	—	—	(6,478)
Recoveries	366	100	2	—	468
Total ending balance	$16,909	$16,728	$2,475	$41	$36,153

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

The following table presents the total amortized cost basis of loans on nonaccrual status, the amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Nonaccrual	Past Due 90		Nonaccrual	Past Due 90
		With No	Days or More		With No	Days or More
	Nonaccrual	Allowance for	and Still	Nonaccrual	Allowance for	and Still
	Loans	Credit Losses	Accruing	Loans	Credit Losses	Accruing
Residential real estate:
Residential first mortgage	$11,049	$2,039	$29	$8,942	$4,079	$31
Commercial real estate	—	—	1,135	—	—	—
Total	$11,049	$2,039	$1,164	$8,942	$4,079	$31

At June 30, 2024, the Company had nonaccrual loans of $11,049 in its held for investment loan portfolio. The increase in nonaccrual loans from December 31, 2023 was due to the addition of $4,072 of residential loans to nonaccrual status which was partially offset by loans totaling $877 that were returned to accrual status, loans that were paid in full totaling $465 and payments of the loan principal of $623.

The total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $266 and $41 for the three months ended June 30, 2024 and 2023, respectively, and $508 and $49 for the six months ended June 30, 2024 and 2023, respectively. The Company does not record interest income on nonaccrual loans.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Aging Analysis of Past Due Loans

The following table presents an aging of the amortized cost basis of contractually past due loans as of June 30, 2024 and December 31, 2023:

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
June 30, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$19,025	$4,131	$11,078	$34,234	$938,092	$972,326
Commercial real estate	1,416	—	1,135	2,551	274,722	277,273
Construction	—	—	—	—	5,050	5,050
Commercial and industrial	—	—	—	—	9,593	9,593
Other consumer	—	—	—	—	1	1
Total	$20,441	$4,131	$12,213	$36,785	$1,227,458	$1,264,243

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$16,634	$2,305	$8,973	$27,912	$1,057,864	$1,085,776
Commercial real estate	—	—	—	—	236,982	236,982
Construction	—	—	—	—	10,381	10,381
Commercial and industrial	—	—	—	—	15,832	15,832
Other consumer	—	—	—	—	1	1
Total	$16,634	$2,305	$8,973	$27,912	$1,321,060	$1,348,972

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The amortized cost basis of collateral-dependent loans was $2,009 and $4,004 at June 30, 2024 and December 31, 2023, respectively. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 and 2023. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three and six months ended June 30, 2024 and 2023.

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

For residential and consumer loan classes, the Company evaluates credit quality based on the accrual status of the loan. The following table presents the amortized cost in residential loans based on accrual status:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$—	$759	$71,427	$126,836	$93,922	$660,822	$7,245	$266	$961,277
Nonaccrual	—	—	—	—	—	11,049	—	—	11,049
Total residential mortgage loans	$—	$759	$71,427	$126,836	$93,922	$671,871	$7,245	$266	$972,326
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$764	$72,840	$132,567	$99,676	$202,793	$560,185	$7,729	$280	$1,076,834
Nonaccrual	—	—	—	—	1,739	7,203	—	—	8,942
Total residential mortgage loans	$764	$72,840	$132,567	$99,676	$204,532	$567,388	$7,729	$280	$1,085,776
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Commercial lending
Commercial real estate:
Risk rating
Pass	$50,578	$22,094	$78,956	$34,755	$37,470	$19,911	$—	$—	$243,764
Special mention	—	940	2,898	—	—	11,061	—	—	14,899
Substandard	—	—	—	11,793	—	6,817	—	—	18,610
Total commercial real estate	$50,578	$23,034	$81,854	$46,548	$37,470	$37,789	$—	$—	$277,273
Commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk rating
Pass	$—	$11	$—	$—	$—	$—	$—	$—	$11
Substandard	—	—	—	—	—	5,039	—	—	5,039
Total construction	$—	$11	$—	$—	$—	$5,039	$—	$—	$5,050
Construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$—	$3,473	$—	$—	$—	$95	$5,997	$28	$9,593
Total commercial and industrial	$—	$3,473	$—	$—	$—	$95	$5,997	$28	$9,593
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Commercial real estate:
Risk rating
Pass	$28,975	$79,013	$33,694	$35,148	$6,938	$13,020	$—	$—	$196,788
Special mention	948	3,574	1,407	2,724	8,610	4,253	—	—	21,516
Substandard	—	—	11,778	—	2,805	4,095	—	—	18,678
Total commercial real estate	$29,923	$82,587	$46,879	$37,872	$18,353	$21,368	$—	$—	$236,982
Commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk rating
Pass	$14	$—	$—	$1,591	$—	$—	$—	$—	$1,605
Substandard	—	—	—	—	8,776	—	—	—	8,776
Total construction	$14	$—	$—	$1,591	$8,776	$—	$—	$—	$10,381
Construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Total commercial and industrial	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 6—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Residential real estate mortgage loan portfolios serviced for:
FNMA	$101,216	$105,689
FHLB	29,171	31,016
Private investors	25,742	33,044
Total	$156,129	$169,749

Custodial escrow balances maintained with these serviced loans were $1,447 and $620 at June 30, 2024 and December 31, 2023, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Mortgage servicing rights:
Beginning of period	$1,526	$1,766	$1,590	$1,840
Additions	—	—	—	—
Disposals	—	—	—	—
Amortization	(101)	(65)	(165)	(139)
End of period	1,425	1,701	1,425	1,701
Valuation allowance:
Beginning of period	41	63	48	46
Additions (recoveries)	(8)	(20)	(15)	(3)
End of period	33	43	33	43
Mortgage servicing rights, net	$1,392	$1,658	$1,392	$1,658

Servicing income, net of amortization of servicing rights and changes in the valuation allowance, was $46 and $102 for the three months ended June 30, 2024 and 2023, respectively, and $121 and $161 for the six months ended June 30, 2024 and 2023, respectively.

The fair value of mortgage servicing rights was $1,702 and $1,857 at June 30, 2024 and December 31, 2023, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at June 30, 2024 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.4% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2023 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.8% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At June 30, 2024 and December 31, 2023, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 13—Fair Value.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 7—Deposits

Time deposits, included in interest-bearing deposits in the condensed consolidated balance sheets, were $905,219 and $873,220 at June 30, 2024 and December 31, 2023, respectively. The Company did not have any brokered deposits at June 30, 2024 and December 31, 2023.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $273,457 and $255,222 at June 30, 2024 and December 31, 2023, respectively.

Note 8—FHLB Borrowings

FHLB Advances

On May 15, 2024, the FHLB exercised its call right to require repayment of the Company’s long-term fixed rate FHLB advance of $50,000 with an original maturity date of May 2029. The Company repaid the FHLB advance with its existing cash funds. The FHLB advance required monthly interest-only payments at 1.96% per annum.

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the six months ended June 30, 2024 and 2023. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 5.71% and 5.76% at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, there were no outstanding borrowings under this agreement. The overdraft line of credit was renewed in October 2023. The overdraft line of credit is issued for a one-year term and automatically extends for an additional one-year term unless terminated in advance of the renewal by the Company.

The Company entered into irrevocable standby letters of credit arrangements with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. The irrevocable standby letter of credit of $2,000 had a 36-month term and expired in July 2024. There were no borrowings outstanding on these standby letters of credit during the six months ended June 30, 2024 and 2023.

Based on our collateral pledged to the FHLB, consisting of certain loans and investment securities, and holdings of FHLB stock, the Company had a borrowing capacity with the FHLB of $409,360 at June 30, 2024. Refer to Note 3—Debt Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Company has available unsecured federal funds credit lines, which were held by two banks and reduced to $60,000 in March 2024. Previously, these unsecured federal funds credit lines were held by three banks totaling $80,000. There were no borrowings under these unsecured credit lines during the six months ended June 30, 2024 and 2023.

Note 9—Stock-based Compensation

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company, of which 1,799,970 shares were available for future grants as of June 30, 2024. The stock-based awards are issued at no less than the market price on the date the awards are granted.

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

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2024 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
(Years)
Outstanding at January 1, 2024	340,395	$4.96	6.23	$531
Granted	—
Exercised	—
Forfeited/expired	—
Outstanding and exercisable at June 30, 2024	340,395	$4.96	5.73	$369

The Company recorded stock-based compensation expense associated with stock options of $1 for the six months ended June 30, 2023.

Restricted Stock Awards

Restricted stock awards are issued to independent directors and certain key employees. The restricted stock awards generally vest one-third per year over three years after the date of grant, unless the Executive Compensation Committee establishes a different vesting schedule for specific grants. The value of a restricted stock award is based on the market value of the Company’s common stock at the date of grant reduced by the present value of dividends per share expected to be paid during the period the shares are not vested. Upon a change in control, as defined in the 2020 Plan, the outstanding restricted stock awards will immediately vest.

During the six months ended June 30, 2024, the board of directors approved the issuance of 499,888 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $5.77 and 439,888 shares were awarded to key employees with a weighted average grant-date fair value of $5.10. During the six months ended June 30, 2023, the board of directors approved the issuance of 1,195,838 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $6.09 and 1,135,838 shares were awarded to key employees with a weighted average grant-date fair value of $5.08. The restricted stock awards granted to key employees for the six months ended June 30, 2024 and 2023 include awards granted to certain executive officers that vest in one-third increments on the third, fourth and fifth anniversary date of the grant. Additionally, the restricted stock awards granted to key employees for the six months ended June 30, 2023, include an award granted to the chief executive officer that vests in one-third increments every six months over an eighteen - month period.

During the six months ended June 30, 2024 and 2023, the Company withheld 110,839 shares and 40,992 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $594 and $233, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

A summary of the restricted stock awards activity as of and for the six months ended June 30, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2024	1,364,570	$5.27
Granted	499,888	5.18
Vested	(387,557)	5.39
Forfeited	(87,901)	5.21
Nonvested at June 30, 2024	1,389,000	5.21

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $797 and $350 for the three months ended June 30, 2024 and 2023, respectively, and $1,526 and $522 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was $6,067 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.73 years. The total fair value of shares vested during the six months ended June 30, 2024 and 2023 was $2,103 and $863, respectively.

Note 10—Shareholders’ Equity

In April 2023, the Company issued and contributed 184,928 shares of common stock to fund the matching contribution made under the Bank’s defined contribution retirement plan. The contribution amount of $1,028 was valued using the closing market price of the stock on the date contributed or $5.56 per share.

Note 11—Regulatory Capital Requirements

The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a thrift holding company, generally is subject to the capital adequacy requirements of the Federal Reserve. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Prompt corrective action regulations provide five classifications for depository institutions like the Bank, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators, in their discretion, can require the Company to lower classifications in certain cases. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the Company’s business, financial condition and results of operations.

The federal banking agencies’ regulations provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the “CBLR” framework), as implemented pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The CBLR framework is designed to reduce the burden of the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 capital to average total assets (leverage) ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the capital ratio requirements for the well capitalized capital category under applicable prompt corrective action regulations and will not be required to report or calculate risk-based capital under generally applicable capital adequacy requirements. Failure to meet the qualifying criteria within the grace period of two reporting periods, or to maintain a leverage ratio of 8.0% or greater, would require the institution to comply with the generally applicable capital adequacy requirements. An eligible banking organization can opt out of the CBLR framework and revert to compliance with general capital adequacy requirements and capital measurements under prompt corrective action regulations without restriction.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of June 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following tables present the consolidated Company’s and the Bank’s actual capital amounts and leverage ratio, and the minimum required capital amounts and leverage ratio thresholds required under the CBLR framework at June 30, 2024 and December 31, 2023:

			To be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
	Actual		(CBLR Framework)
	Amount	Ratio	Amount	Ratio
June 30, 2024
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$342,891	14.26%	$216,426	9.00%
Bank	$331,806	13.81%	$216,276	9.00%

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

The following table presents the computation of income per share, basic and diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,316	$2,539	$1,119	$2,036

Denominator:
Weighted average common shares outstanding, basic	50,920,703	50,672,461	50,881,905	50,559,092
Weighted average effect of potentially dilutive common shares:
Stock options	56,435	71,580	62,980	86,368
Restricted stock	372,626	34,172	381,494	60,538
Weighted average common shares outstanding, diluted	51,349,764	50,778,213	51,326,379	50,705,998

Income per share, basic and diluted	$0.03	$0.05	$0.02	$0.04

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	40,395	45,457	40,395	47,490
Restricted stock	188,231	530,630	134,815	201,488
Total	228,626	576,087	175,210	248,978

Note 13—Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2024 and December 31, 2023:

		Fair Value Measurements
		at June 30, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$175,585	$71,309	$104,276	$—
Mortgage-backed securities	28,897	—	28,897	—
Collateralized mortgage obligations	237,304	—	237,304	—
Collateralized debt obligations	144	—	—	144
Equity securities	4,391	4,391	—	—

		Fair Value Measurements
		at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$248,988	$219,582	$29,406	$—
Mortgage-backed securities	31,927	—	31,927	—
Collateralized mortgage obligations	138,157	—	138,157	—
Collateralized debt obligations	141	—	—	141
Equity securities	4,457	4,457	—	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023:

	Fair Value
	Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Six Months Ended June 30,
	2024	2023
Balance of recurring Level 3 assets at beginning of period	$141	$147
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	6	—
Principal maturities/settlements	(3)	(3)
Balance of recurring Level 3 assets at end of period	$144	$144

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements
at June 30, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$360	$—	$—	$360

Fair Value Measurements
at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$576	$—	$—	$576

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2024
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$360	Discounted cash flow	Discount rate	10.0% - 12.5%
(11.9)%
			Prepayment speed	6.9% - 22.7%
(16.4)%
			Default rate	0.1% - 0.2%
(0.2)%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$576	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2)%
			Prepayment speed	6.9% - 22.7%
(18.5)%
			Default rate	0.1% - 0.2%
(0.1)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2024 and December 31, 2023, are as follows:

	Fair Value Measurements
	at June 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$599,774	$599,774	$599,774	$—	$—
Interest-bearing time deposits with other banks	5,232	5,232	5,232	—	—
Loans, net	1,236,687	1,232,717	—	—	1,232,717

Financial Liabilities
Time deposits	905,219	905,333	—	905,333	—

	Fair Value Measurements
	at December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$577,967	$577,967	$577,967	$—	$—
Interest-bearing time deposits with other banks	5,226	5,226	5,226	—	—
Loans, net	1,319,568	1,313,282	—	—	1,313,282

Financial Liabilities
Time deposits	873,220	874,274	—	874,274	—
Federal Home Loan Bank borrowings	50,000	49,370	—	49,370	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 14—Commitments and Contingencies

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

The Company is required to estimate the expected credit losses for off-balance sheet credit exposures. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, which is included in other liabilities on the condensed consolidated balance sheets. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The following presents the activity in the liability for unfunded commitments for the six months ended June 30, 2024 and 2023:

	Residential	Commercial		Commercial
Six Months Ended June 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Liability for unfunded commitments:
Balance at the beginning of the period	$1	$124	$763	$8	$896
Increase (decrease) in provision for (recovery of) credit losses	—	(18)	100	168	250
Total ending balance	$1	$106	$863	$176	$1,146

	Residential	Commercial		Commercial
Six Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Liability for unfunded commitments:
Balance at the beginning of the period	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	579
Increase (decrease) in provision for (recovery of) credit losses	(44)	38	(191)	(1)	(198)
Total ending balance	$9	$163	$207	$2	$381

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

Unused Lines of Credit

The Company also issues unused lines of credit to meet customer financing needs. At June 30, 2024, the unused lines of credit include residential second mortgages of $9,632, construction loans of $5,376, commercial real estate of $2,165 and commercial and industrial loans of $9,958, totaling $ 27,131. These unused lines of credit consisted of a fixed rate loan of $5,000 with an interest rate of 6.00% and a maturity of 20 months and variable-rate loans of $22,131 with interest rates ranging from 4.54% to 10.88% and maturities ranging from four months to 21 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Unused lines of credit	$27,131	$18,542
Standby letters of credit	24	24

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

The Bank incurred significant costs in connection with its cooperation with the government investigations of certain individuals and the reimbursement of third parties for the legal costs incurred in connection with these investigations pursuant to requests for indemnification and advancement of expenses, which are reflected in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023. In addition, the Company’s directors and officers insurance policies for matters related to the ongoing government investigations against selected individuals was exhausted in the fourth quarter of 2023. The DOJ advised the Company in May 2024 that it had closed all of its investigations focused on the Bank’s former Advantage Loan Program, and the Company understands that the OCC has similarly completed all of its related investigations. Accordingly, the Company no longer expects to incur any future costs to cooperate with these completed government investigations or in connection with claims for the advancement or reimbursement of legal fees to third parties incurred due to such investigations.

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

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At June 30, 2024, there is an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $13,616 that extends to July 2025, with the final decision to effect any such repurchase, as determined by the applicable investor.

At June 30, 2024 and December 31, 2023, the mortgage repurchase liability was $660 and $750, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $32,707 and $49,667 at June 30, 2024 and December 31, 2023, respectively, including Advantage Loan Program loans totaling $25,742 and $33,044 at June 30, 2024 and December 31, 2023, respectively.

Activity in the mortgage repurchase liability was as follows:

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$750	$809
Net provision (recovery)	(90)	61
Balance, end of the period	$660	$870

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “2023 Form 10-K”).

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

The risks, uncertainties and other factors detailed from time to time in our public filings, including those included in the disclosures under the heading “Risk Factors” in our 2023 Form 10-K and subsequent periodic reports, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in the Company’s forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, see the risk factors set forth under “Item 1A. Risk Factors” in our 2023 Form 10-K. You should carefully consider these risk factors in evaluating these forward-looking statements. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q and our other filings with the SEC include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those projected in, or implied by, such forward-looking statements.

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

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under “Part II, Item 1A. Risk Factors” and set forth under “Item 1A. Risk Factors” in our 2023 Form 10-K, as well as under this “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Strategy

●	The effects of the prevailing economic environment on successfully implementing and executing a new strategic plan or achieving a successful strategic transaction
●	The impact of the prolonged suspension of our residential loan origination function coupled with the prior termination of our Advantage Loan Program

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and Board of Governors of the FRB
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for credit losses to cover current expected credit losses in our loan portfolio

Risks Related to Interest Rates

●	Negative impacts of a high interest rate environment and future changes in interest rates

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future

●	The quality of our real estate loans and our ability to sell our loans to the secondary market
●	Our deposit account balances that exceed the FDIC insurance limits may expose the Bank to enhanced liquidity risk

Risks Related to the Advantage Loan Program

●	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital
●	The exhaustion of our directors and officers insurance policies covering various matters related to our former Advantage Loan Program
●	Additional significant legal fees may be incurred in connection with the litigation against Scott Seligman, including to defend potential counterclaims

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, changes in banking and securities laws and regulations and their application by our regulators in the examination process, including as a result of the bank failures in 2023, and the expensive costs of compliance related thereto
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions
●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, Social and Governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives

●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

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

Overview of Quarterly Performance

Our financial results for the three months ended June 30, 2024 showed modest income and continued to be consistent with our plan to protect both book value and liquidity during this period of financial uncertainty. We believe our credit quality, liquidity and capital ratios are robust. Total assets declined slightly during the first six months of 2024 with cash and debt securities increasing to partially offset the decrease in loans primarily due to our decline in loan production as well as loan payoffs, while our deposit levels have remained generally unchanged. Market interest rates continue to exert pressure on our net interest margin.

Our net income was $1.3 million for the three months ended June 30, 2024 compared to $2.5 million for the three months ended June 30, 2023, primarily due to declines in net interest income of $1.8 million and in non-interest income of $1.5 million. The decline in our net interest income primarily reflects a significant increase in our deposit costs in the higher interest rate environment, which outpaced the increase in the yields we earned on our interest-earning assets. The decline in our non-interest income is the result of a gain recognized on the sale of loans during the three months ended June 30, 2023.

The decline in non-interest expense of $2.4 million partially offset the declines in net interest income and non-interest income. This decline is primarily attributable to a $1.4 million decrease in professional fees compared to the three months ended June 30, 2023. Professional fees decreased substantially as the government investigations against the Company and the Bank were resolved. In addition, the U.S. Department of Justice advised us in May 2024 that it had closed all of its investigations focused on the Bank’s former Advantage Loan Program, and the Company understands that the OCC has similarly completed all of its related investigations. Accordingly, we no longer expect to incur any future costs to cooperate with these completed government investigations or in connection with claims for the advancement or reimbursement of legal fees to third parties due to such investigations.

Our credit quality also remained strong overall. Our nonperforming assets were $12.2 million, or 0.51% of total assets, at June 30, 2024 compared to $9.0 million, or 0.37% of total assets, at December 31, 2023. In addition, our provision for (recovery of) credit losses was $(2.1) million during the three months ended June 30, 2024 compared to $(2.9) million during the three months ended June 30, 2023.

At June 30, 2024, the Tier 1 capital to average total assets (leverage) ratios of both the Company and the Bank remained above the capital ratio requirements to be considered well capitalized under the applicable prompt corrective action requirements.

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

During the six months ended June 30, 2024, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2023 Form 10-K.

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30, 2024		At December 31, 2023
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$972,326	77%	$1,085,776	80%
Commercial real estate	277,273	22%	236,982	18%
Construction	5,050	—%	10,381	1%
Total real estate	1,254,649	99%	1,333,139	99%
Commercial and industrial	9,593	1%	15,832	1%
Other consumer	1	—%	1	—%
Total loans	1,264,243	100%	1,348,972	100%
Less: allowance for credit losses	(27,556)		(29,404)
Loans, net	$1,236,687		$1,319,568

Most of our residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of June 30, 2024, approximately 78% of our loan portfolio was based in California with 54% and 24% in the San Francisco and Los Angeles metropolitan areas, respectively.

Residential Loans. Our loan portfolio consists primarily of residential real estate loans. Our residential loans totaled $972.3 million at June 30, 2024, a decrease of $113.5 million, or 10%, from $1.1 billion at December 31, 2023. This decrease includes loan payoffs prior to maturity of $87.1 million that have occurred since December 31, 2023.

At June 30, 2024, residential real estate loans accounted for 77% of total gross loans held for investment. Our residential real estate loans include a former loan product, consisting of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35%, that was terminated in 2019, and continues to be the largest portion of our residential loans. This former loan product totaled $540.5 million, or 56% of gross residential loans at June 30, 2024 compared to $628.2 million, or 58% of gross residential loans at December 31, 2023.

In early 2023, the Bank discontinued originating residential real estate loans. We may continue to purchase loan pools or enter into loan participations to the extent opportunities arise. No new residential real estate loans were added to our residential loan portfolio during the six months ended June 30, 2024.

Commercial Loans. We offer a variety of commercial loan products, consisting of commercial real estate loans, construction loans and commercial and industrial loans. These categories of commercial loans totaled $291.9 million at June 30, 2024, an increase of $28.7 million from December 31, 2023. During the six months ended June 30, 2024, we originated commercial loans with an aggregate principal balance of $65.7 million at the time of origination. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we generally obtain personal guarantees on each loan.

Commercial real estate loans totaled $277.3 million at June 30, 2024, of which the largest portion of these loans, or 44%, are secured by multifamily properties. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations, vacancies or other events not under the control of the borrower. Additionally, with the higher interest rate environment and slowed transaction market, the commercial real estate sector faces increased risk of economic distress. The table below summarizes the commercial real estate loan portfolio, by property type, as of June 30, 2024:

	At June 30, 2024
		Percent of
	Amount	Total

	(Dollars in thousands)
Commercial real estate:
Retail	$48,120	17%
Multifamily	120,548	44%
Office	39,011	14%
Hotels/Single-room occupancy hotels	3,526	1%
Industrial	32,764	12%
Mixed-Use	10,832	4%
Other	22,472	8%
Total	$277,273	100%

Our construction loans decreased to $5.1 million at June 30, 2024 from $10.4 million at December 31, 2023 due to construction loans that matured and were paid in full during the six months ended June 30, 2024.

Our commercial and industrial loans totaled $9.6 million at June 30, 2024, a decrease of $6.2 million, or 39%, from December 31, 2023. The decrease is attributable to payments of loan principal of $11.0 million related to shorter term loans which was partially offset by the addition of a new loan with a principal balance of $5.7 million at origination.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, U.S. Treasuries and the secured overnight financing rate (“SOFR”), and fixed-rate loans, for which the interest rate does not change through the original or remaining life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at June 30, 2024:

	Adjustable Rate
June 30, 2024	Prime	Treasury	SOFR	Total	Fixed Rate	Total

	( Dollars in thousands)
Residential real estate	$7,511	$296,061	$652,043	$955,615	$16,711	$972,326
Commercial real estate	—	154,542	21,492	176,034	101,239	277,273
Construction	5,039	—	—	5,039	11	5,050
Commercial and industrial	2,989	290	5,707	8,986	607	9,593
Other consumer	—	—	—	—	1	1
Total	$15,539	$450,893	$679,242	$1,145,674	$118,569	$1,264,243

% by rate type at June 30, 2024	1%	36%	54%	91%	9%	100%

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

The following table sets forth the contractual maturities of our loan portfolio and sensitivities of those loans to changes in interest rates at June 30, 2024. Overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Due in One	Due After One	Due After Five	Due After
June 30, 2024	Year or Less	To Five Years	To Fifteen Years	Fifteen Years	Total

	(In thousands)
Residential real estate	$3	$469	$11,810	$960,044	$972,326
Commercial real estate	48,093	56,670	172,510	—	277,273
Construction	5,039	11	—	—	5,050
Commercial and industrial	318	9,275	—	—	9,593
Other consumer	1	—	—	—	1
Total	$53,454	$66,425	$184,320	$960,044	$1,264,243

Total loans with:
Adjustable interest rates	$5,361	$32,197	$159,352	$948,764	$1,145,674
Fixed interest rates	48,093	34,228	24,968	11,280	118,569
Total loans	$53,454	$66,425	$184,320	$960,044	$1,264,243

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of June 30, 2024:

	Residential	Commercial		Commercial	Other
June 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$349,658	$35,101	$5,039	$8,986	$—	$398,784
After 6 months through 12 months	292,431	37,300	—	—	—	329,731
After 12 months through 24 months	122,708	833	—	—	—	123,541
After 24 months through 36 months	63,377	27,131	—	—	—	90,508
After 36 months through 60 months	78,001	67,316	—	—	—	145,317
After 60 months	49,440	8,353	—	—	—	57,793
Fixed to maturity	16,711	101,239	11	607	1	118,569
Total	$972,326	$277,273	$5,050	$9,593	$1	$1,264,243

At June 30, 2024, $115.1 million, or 10%, of our adjustable interest rate loans were at their interest rate floor.

Asset Quality

Nonperforming Assets. Nonperforming assets include nonaccrual loans and loans that are past due 90 days or more and still accruing interest. Other than nonperforming loans, we do not have any other nonperforming assets. Restructuring of loans to borrowers who are experiencing financial difficulty are accounted for as a loan modification and further evaluated as to classification of a performing or nonperforming asset.

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

The following table sets forth information regarding our nonperforming loans at the dates indicated.

	At June 30,	At December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$11,049	$8,942
Loans past due 90 days or more and still accruing interest	1,164	31
Total nonperforming loans	$12,213	$8,973
Total loans(1)	$1,264,243	$1,348,972
Total assets	$2,374,739	$2,416,003
Nonaccrual loans to total loans	0.87%	0.66%
Nonperforming loans to total assets	0.51%	0.37%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.

As of June 30, 2024, nonperforming assets, comprised primarily of nonaccrual residential real estate loans, totaled $12.2 million, an increase of $3.2 million from December 31, 2023. This increase is primarily due to residential loans of $4.1 million added to nonaccrual status, as well as a matured commercial real estate loan of $1.1 million, which was extended subsequent to the end of the quarter and is included in loans 90 days or more past due and still accruing interest. This increase was partially offset by loans totaling $0.9 million that were returned to accrual status and loan principal payments totaling $0.5 million.

As a result of the increase in nonaccrual loans, the ratio of nonaccrual loans to total loans increased to 0.87% at June 30, 2024 from 0.66% at December 31, 2023. Also, our ratio of nonperforming assets to total assets increased to 0.51% at June 30, 2024 from 0.37% at December 31, 2023.

The total amount of additional interest income on nonaccrual loans that would have been recorded if the interest on all such loans had been recorded based upon the original terms was $0.2 million and $41 thousand for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $49 thousand for the six months ended June 30, 2024 and 2023, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	June 30, 2024			December 31, 2023
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$19,025	$4,131	$11,078	$16,634	$2,305	$8,973
Commercial real estate	1,416	—	1,135	—	—	—
Total	$20,441	$4,131	$12,213	$16,634	$2,305	$8,973

Total loans past due increased $8.9 million, or 32%, from $27.9 million at December 31, 2023 to $36.8 million at June 30, 2024. This increase is primarily due to a $3.8 million, or 23% increase of loans 30-59 days past due to $20.4 million at June 30, 2024 from $16.6 million at December 31, 2023. Additionally, loans 90 days or more past due increased $3.2 million, or 36%, which includes nonaccrual loans, from $9.0 million at December 31, 2023. This increase was primarily attributable to the change in nonperforming assets discussed in “—Nonperforming Assets” above.

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

Loans criticized as Special Mention or classified as Substandard or Doubtful were as follows at the dates indicated:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Special Mention:
Commercial real estate	$14,899	$21,516
Substandard:
Residential real estate	11,078	8,973
Commercial real estate	18,610	18,678
Construction	5,039	8,776
Total Substandard	34,727	36,427
Total(1)	$49,626	$57,943

Total loans	$1,264,243	$1,348,972
Criticized and classified assets to total loans	4%	4%
(1)	We did not have any loans classified as Doubtful at June 30, 2024 and December 31, 2023.

Total Special Mention and Substandard loans were $49.6 million, or 4% of total gross loans, at June 30, 2024, compared to $57.9 million, or 4% of total gross loans, at December 31, 2023.

The decrease of $6.6 million in Special Mention loans was primarily attributable to loans that were upgraded from Special Mention to Pass totaling $11.8 million, as a result of four commercial loans where the borrowers took actions to improve the debt service coverage ratios of their loans. The impact of these upgrades was partially offset by loans downgraded to Special Mention totaling $5.4 million.

The decrease of $1.7 million in Substandard loans was primarily attributable to loans that were paid in full totaling $4.5 million, principal reductions totaling $0.4 million and loans that were upgraded from Substandard to Pass totaling $0.9 million. The impact of these changes was partially offset by residential mortgage loans downgraded to Substandard totaling $4.1 million.

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

The Company estimates the allowance for credit losses on loans using a Probability of Default/Probability of Attrition model which incorporates probability of default, loss given default, exposure to default and probability of attrition attributes. The model considers relevant available information at both the portfolio and loan level from internal data that is supplemented by information sourced from a third party. The model also incorporates reasonable and supportable forecasts over an 8-quarter forecast period. We continued to consider the impact of inflation and the risk of a recession in our process for estimating expected credit losses along with the uncertainty related to the severity and duration of the economic consequences resulting from such events. Our methodology and framework include an 8-quarter forecast period and 2-quarter reversion period, which is the period where the macroeconomic variables are relaxed and revert to the average historical loss rates.

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended June 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$15,234	$13,155	$770	$98	$—	$29,257
Provision for (recovery of) for credit losses	(2,702)	450	38	73	—	(2,141)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	439	—	1	—	—	440
Total net (charge offs) recoveries	439	—	1	—	—	440
Total ending balance	$12,971	$13,605	$809	$171	$—	$27,556
Average gross loans during period	$1,006,016	$252,380	$4,997	$10,855	$24	$1,274,272
Net (charge offs) recoveries to average gross loans during period	0.04%	—	0.02%	—	—	0.03%

	Residential	Commercial		Commercial	Other
Six Months Ended June 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$14,322	$13,550	$1,386	$146	$—	$29,404
Provision for (recovery of) for credit losses	(1,790)	55	(578)	25	—	(2,288)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	439	—	1	—	—	440
Total net (charge offs) recoveries	439	—	1	—	—	440
Total ending balance	$12,971	$13,605	$809	$171	$—	$27,556
Average gross loans during period	$1,035,085	$249,402	$6,122	$12,971	$36	$1,303,616
Net (charge offs) recoveries to average gross loans during period	0.04%	—	0.02%	—	—	0.03%

	Residential	Commercial		Commercial	Other
Three Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$20,498	$16,067	$1,994	$6	$—	$38,565
Provision for (recovery of) for credit losses	(3,895)	566	480	35	—	(2,814)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	306	95	1	—	—	402
Total net (charge offs) recoveries	306	95	1	—	—	402
Total ending balance	$16,909	$16,728	$2,475	$41	$—	$36,153
Average gross loans during period	$1,277,322	$224,836	$31,819	$2,255	$86	$1,536,318
Net (charge offs) recoveries to average gross loans during period	0.02%	0.04%	—	—	—	0.03%

	Residential	Commercial		Commercial	Other
Six Months Ended June 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—		380
Provision for (recovery of) for credit losses	(5,784)	3,783	(66)	37	—	(2,030)
Net (charge offs) recoveries
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	366	100	2	—	—	468
Total net (charge offs) recoveries	(6,112)	100	2	—	—	(6,010)
Total ending balance	$16,909	$16,728	$2,475	$41	$—	$36,153
Average gross loans during period	$1,321,799	$224,383	$36,601	$1,821	$59	$1,584,663
Net (charge offs) recoveries to average gross loans during period	(0.5)%	0.04%	0.01%	—	—	(0.4)%

Our allowance for credit losses at June 30, 2024 was $27.6 million, or 2.18% of total loans held for investment, compared to $29.4 million, or 2.18% of total loans held for investment, at December 31, 2023. In addition, our allowance for credit losses as a percentage of nonaccrual loans was 249% and 329% as of June 30, 2024 and December 31, 2023, respectively.

Net recoveries were $(0.4) million during the three months ended June 30, 2024 and 2023. Net charge offs (recoveries) were $(0.4) million and $6.0 million during the six months ended June 30, 2024 and 2023, respectively. Net charge offs during the six months ended June 30, 2023 primarily reflects the $6.5 million in charge offs of our recorded investment on residential loans transferred to held for sale to reflect these loans at their estimated fair value.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At June 30,			At December 31,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		Allowance for	Loans in		Allowance for	Loans in
	Allowance	Credit Losses	Each	Allowance	Credit Losses	Each
	for Credit	to Category	Category to	for Credit	to Category	Category to
	Losses	of Loans	Total Loans	Losses	of Loans	Total Loans

	(Dollars in thousands)
Residential real estate	$12,971	1.33%	77%	$14,322	1.32%	80%
Commercial real estate	13,605	4.90%	22%	13,550	5.72%	18%
Construction	809	16.02%	1%	1,386	13.35%	1%
Commercial and industrial	171	1.78%	—%	146	0.92%	1%
Total	$27,556	2.18%	100%	$29,404	2.18%	100%
Nonaccrual loans	$11,049			$8,942
Nonperforming loans (1)	$12,213			$8,973
Total loans	$1,264,243			$1,348,972
Allowance for credit losses to total nonaccrual loans	249%			329%
Allowance for credit losses to total loans	2.18%			2.18%
(1)	Nonperforming loans include loans 90 days or more past due and still accruing interest.

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

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of June 30, 2024 and December 31, 2023, the amortized cost basis of collateral-dependent loans was $2.0 million and $4.0 million, respectively. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis loans.

Modifications to Borrowers Experiencing Financial Difficulty

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three and six months ended June 30, 2024.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At June 30,		At December 31,
	2024		2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$179,455	$175,585	$253,107	$248,988
Mortgage-backed securities	32,917	28,897	35,757	31,927
Collateralized mortgage obligations	251,656	237,304	151,196	138,157
Collateralized debt obligations	148	144	151	141
Total	$464,176	$441,930	$440,211	$419,213

The size of our available for sale debt securities portfolio (on an amortized-cost basis) increased by $24.0 million, or 5%, to $464.2 million at June 30, 2024. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio. In this regard, during the six months ended June 30, 2024, we purchased Agency securities of $75.0 million and collateralized mortgage obligations of $114.7 million to replace our maturing Treasury securities of $150.0 million to obtain higher rates of interest while still maintaining our targeted duration.

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

We review the debt securities portfolio on a quarterly basis to determine the cause and magnitude of declines in the fair value of each security. At June 30, 2024, gross unrealized losses on debt securities totaled $22.3 million. Our U.S. Treasury and Agency securities, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued or guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, we have not recorded an allowance for credit losses for our available for sale debt securities at June 30, 2024.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At June 30, 2024 and December 31, 2023, equity securities totaled $4. 6 million and $4.7 million, respectively.

We are required to hold FHLB stock as a condition of our membership in the FHLB system. Our FHLB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par value. At June 30, 2024 and December 31, 2023, we held $18.4 million and $18.9 million, respectively, in FHLB stock.

We are also required to hold FRB stock as a condition of our membership in the Federal Reserve, which is required of us as a covered savings association. Our FRB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par value. At June 30, 2024 and December 31, 2023, we held $9.1 million and $9.0 million, respectively, in FRB stock.

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

	At June 30,	At December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits	$32,167	$35,245
Money market, savings and NOW	1,076,079	1,095,521
Time deposits	905,219	873,220
Total deposits	$2,013,465	$2,003,986

Total deposits were $2.0 billion as of June 30, 2024, an increase of $9.5 million from December 31, 2023. Our time deposits increased by $32.0 million, or 4%. Our money market, savings and NOW deposits decreased by $19.4 million, or 2%, and our noninterest-bearing demand deposits decreased $3.1 million, or 9%, from December 31, 2023. We did not have any brokered deposits at June 30, 2024 and December 31, 2023. Our current strategy is to continue to offer competitive interest rates on our deposit products to maintain our existing customer deposit base and maintain our liquidity.

Our estimated uninsured deposits were $443.5 million, or approximately 22% of total deposits, and $434.4 million, or 22% of total deposits, at June 30, 2024 and December 31, 2023, respectively. The uninsured amounts are estimated based on methodologies and assumptions used for the Bank’s regulatory reporting requirements.

The portion of U.S. time deposits, by account, that exceed the FDIC insurance limit of $250,000 was $96.7 million at June 30, 2024.

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

On May 15, 2024, the FHLB exercised its call right to require repayment of our long-term fixed rate FHLB advance of $50.0 million with an original maturity date of May 2029. We repaid the FHLB advance with our existing cash funds. The FHLB advance required monthly interest-only payments at 1.96% per annum.

At June 30, 2024, we had a borrowing capacity of $409.4 million from the FHLB, which included an available line of credit of $20.0 million. In addition, we had standby letters of credit, totaling $2.0 million, which provided credit support for certain of our obligations related to our commitments to repurchase certain pools of Advantage Loan Program loans. These standby letters of credit expired in July 2024. We also have available credit lines with other banks totaling $60.0 million. There were no borrowings outstanding on the lines of credit with other banks.

Shareholders’ Equity

Total shareholders’ equity was $328.9 million at June 30, 2024, compared to $327.7 million at December 31, 2023.

Analysis of Results of Operations

General. The Company had net income of $1.3 million for the three months ended June 30, 2024 compared to a net income of $2.5 million for the three months ended June 30, 2023. Net income was $1.1 million for the six months ended June 30, 2024, a decrease of $(0.9) million compared to net income of $2.0 million for the six months ended June 30, 2023.

Average Balance Sheet and Related Yields and Rates. The following table sets forth the average balance sheet, interest income or interest expense, average yields earned and interest rates paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	As of and for the Three Months Ended June 30,						As of and for the Six Months Ended June 30,
	2024			2023			2024			2023
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$1,006,040	$17,007	6.76%	$1,277,408	$18,250	5.71%	$1,035,121	$34,204	6.61%	$1,321,858	$36,764	5.56%
Commercial real estate	252,380	3,252	5.15%	224,836	2,787	4.96%	249,402	6,465	5.18%	224,383	5,383	4.80%
Construction	4,997	130	10.41%	31,819	820	10.31%	6,122	372	12.15%	36,601	1,854	10.13%
Commercial and industrial	10,855	231	8.51%	2,255	35	6.21%	12,971	548	8.45%	1,821	51	5.60%
Total loans	1,274,272	20,620	6.47%	1,536,318	21,892	5.70%	1,303,616	41,589	6.38%	1,584,663	44,052	5.56%
Securities, includes restricted stock(2)	464,404	4,758	4.10%	375,094	2,666	2.84%	451,059	8,776	3.89%	370,744	5,122	2.76%
Other interest-earning assets	618,846	8,486	5.49%	541,887	7,002	5.17%	610,318	16,781	5.50%	477,186	11,809	4.95%
Total interest-earning assets	2,357,522	33,864	5.75%	2,453,299	31,560	5.15%	2,364,993	67,146	5.68%	2,432,593	60,983	5.01%
Noninterest-earning assets
Cash and due from banks	3,391			4,233			4,018			4,353
Other assets	29,717			27,645			29,616			27,349
Total assets	$2,390,630			$2,485,177			$2,398,627			$2,464,295
Interest-bearing liabilities
Money Market, Savings and NOW	$1,062,347	$9,827	3.71%	$980,359	$6,270	2.57%	$1,068,642	$19,482	3.66%	$990,874	$10,884	2.22%
Time deposits	911,466	9,523	4.19%	969,938	7,067	2.92%	897,791	17,968	4.01%	935,605	12,262	2.64%
Total interest-bearing deposits	1,973,813	19,350	3.93%	1,950,297	13,337	2.74%	1,966,433	37,450	3.82%	1,926,479	23,146	2.42%
FHLB borrowings	24,176	119	1.95%	50,000	248	1.96%	37,088	367	1.98%	50,000	493	1.99%
Subordinated notes, net	—	—	0.00%	65,245	1,791	10.86%	—	—	0.00%	65,255	3,484	10.62%
Total borrowings	24,176	119	1.95%	115,245	2,039	7.00%	37,088	367	1.96%	115,255	3,977	6.86%
Total interest-bearing liabilities	1,997,989	19,469	3.91%	2,065,542	15,376	2.99%	2,003,521	37,817	3.79%	2,041,734	27,123	2.68%
Noninterest-bearing liabilities
Demand deposits	31,930			44,005			33,639			47,127
Other liabilities	33,361			61,487			34,142			61,892
Shareholders’ equity	327,350			314,143			327,325			313,542
Total liabilities and shareholders’ equity	$2,390,630			$2,485,177			$2,398,627			$2,464,295
Net interest income and spread(2)		$14,395	1.84%		$16,184	2.16%		$29,329	1.89%		$33,860	2.33%
Net interest margin(2)			2.44%			2.64%			2.48%			2.78%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Three Months Ended			Six Months Ended
	June 30, 2024 vs. 2023			June 30, 2024 vs. 2023
	Increase (Decrease)		Net	Increase (Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(4,261)	$3,018	$(1,243)	$(8,788)	$6,228	$(2,560)
Commercial real estate	354	111	465	633	449	1,082
Construction	(698)	8	(690)	(1,792)	310	(1,482)
Commercial and industrial	179	17	196	459	38	497
Total loans	(4,426)	3,154	(1,272)	(9,488)	7,025	(2,463)
Securities, includes restricted stock	730	1,362	2,092	1,264	2,390	3,654
Other interest-earning assets	1,033	451	1,484	3,556	1,416	4,972
Total change in interest income	(2,663)	4,967	2,304	(4,668)	10,831	6,163
Change in interest expense:
Money Markets, Savings and NOW	564	2,993	3,557	928	7,670	8,598
Time deposits	(451)	2,907	2,456	(514)	6,220	5,706
Total interest-bearing deposits	113	5,900	6,013	414	13,890	14,304
FHLB borrowings	(128)	(1)	(129)	(124)	(2)	(126)
Subordinated notes, net	(1,791)	—	(1,791)	(3,484)	—	(3,484)
Total change in interest expense	(1,806)	5,899	4,093	(3,194)	13,888	10,694
Change in net interest income	$(857)	$(932)	$(1,789)	$(1,474)	$(3,057)	$(4,531)

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net interest income was $14.4 million for the three months ended June 30, 2024, a decrease of $1.8 million, or 11%, from $16.2 million for the three months ended June 30, 2023. The decrease in net interest income reflects the impact of interest expense, primarily on interest-bearing deposits, increasing more than interest income on interest-earning assets during the higher rate environment. The prevailing market rate environment combined with significant competition for deposits resulted in significant disparity between the impact on interest expense compared to interest income. In addition, the decline in net interest income partially reflects the continued reduction in the average balance of our residential mortgage loan portfolio.

Interest income was $33.9 million for the three months ended June 30, 2024, an increase of $2.3 million, or 7%, from $31.6 million for the three months ended June 30, 2023. The increase in interest income was primarily due to the yield earned on the average balance of our interest-earning assets as these portfolios repriced higher in the higher interest rate environment. The yield on the average balance of our loans, securities, and other interest-earning assets increased 77 basis points, 126 basis points and 32 basis points, respectively, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in the yield on the average balance of our loans was primarily due to residential mortgage rates resetting in the higher interest rate environment. The increase in the yield on the average balance of our securities was primarily due to the yield on our recently purchased securities being higher than the yield on the average balance of our securities for the three months ended June 30, 2023. The yield on the average balance of our other interest-earning assets, which are comprised primarily of cash and due from banks, benefitted from the higher rate environment as correspondent banks and the Federal Reserve increased their deposit rates and overnight funding rates. Also contributing to the increase in interest income, the average balance of our securities portfolio of $464.4 million for the three months ended June 30, 2024 increased $89.3 million, or 24%, compared to the three months ended June 30, 2023, and the average balance of our other interest-earning assets of $618.8 million for the three months ended June 30, 2024 increased $77.0 million, or 14%, compared to the three months ended June 30, 2023. Partially offsetting the increase in interest income was the decline in interest income earned on our loans since the average balance of our loans decreased $262.0 million, or 17%.

Interest expense was $19.5 million for the three months ended June 30, 2024, an increase of $4.1 million, or 27%, from $15.4 million for the three months ended June 30, 2023. Similar to our interest-earning assets, the increase in our interest expense was primarily driven by the change in interest rates. The rate paid on the average balance of interest-bearing deposits increased 119 basis points. We continued to competitively price our deposits as rates continued to rise in 2023 and as competition for deposits significantly increased. Interest expense for the three months ended June 30, 2024 also reflected the elimination of interest expense from our Subordinated Notes, which were redeemed in the third quarter of 2023, and totaled $1.8 million for the three months ended June 30, 2023.

Net interest margin was 2.44% for the three months ended June 30, 2024, down 20 basis points from 2.64% for the three months ended June 30, 2023. The interest rate spread was 1.84% for the three months ended June 30, 2024, down 32 basis points from 2.16% for the three months ended June 30, 2023. Our net interest margin and interest rate spread were negatively impacted during the three months ended June 30, 2024, by higher interest rates paid on our interest-bearing deposits than in the comparable period in 2023, which outpaced the increase in the average yield on our interest-earning assets over the same period.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Net interest income was $29.3 million for the six months ended June 30, 2024, a decrease of $4.5 million, or 13%, from the six months ended June 30, 2023. The decrease in net interest income primarily reflects interest expense on total interest-bearing deposits increasing more than interest income during the high-rate environment.

Interest income was $67.1 million for the six months ended June 30, 2024, an increase of $6.2 million, or 10%, compared to the six months ended June 30, 2023. The increase in interest income was primarily due to a 67 basis point increase in the yield earned on the average balance of our total interest-earning assets with the rates on residential real estate loans, securities and other interest-earning assets increasing 105 basis points, 113 basis points and 55 basis points, respectively, as these portfolios repriced upward significantly in the higher interest rate environment. Also contributing to the increase in interest income, the average balance of our securities portfolio of $451.1 million for the six months ended June 30, 2024 increased $80.3 million, or 22%, compared to the six months ended June 30, 2023, and the average balance of our other interest-earning assets of $610.3 million for the six months ended June 30, 2024 increased $133.1 million, or 28%, compared to the six months ended June 30, 2023. Partially offsetting the increase in interest income was the decline in interest income earned on our loans since the average balance of our loans decreased $281.0 million, or 18%.

Interest expense was $37.8 million for the six months ended June 30, 2024 compared to $27.1 million for the six months ended June 30, 2023. Similar to our interest-bearing assets, the increase in our interest expense was primarily driven by the change in interest rates. The increase in interest expense was primarily due to an increase in the rate paid on our interest-bearing deposits of 140 basis points from the six months ended June 30, 2023. Specifically, the average rate paid on money market, savings and NOW accounts, and time deposits increased 144 basis points and 137 basis points, respectively, compared to the six months ended June 30, 2023, as we continued to competitively price our deposits. Interest expense for the six ended June 30, 2024 also reflected the elimination of interest expense from our Subordinated Notes, which were redeemed in the third quarter of 2023 and totaled $3.5 million for the six months ended June 30, 2023.

Net interest margin was 2.48% for the six months ended June 30, 2024, down 30 basis points from 2.78% for the six months ended June 30, 2023. The interest rate spread was 1.89% for the six months ended June 30, 2024, down 44 basis points from 2.33% for the six months ended June 30, 2023.

Provision for (Recovery of) Credit Losses. The following table presents the components of our provision for credit losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$(2,141)	$(2,814)	$(2,288)	$(2,030)
Off-balance sheet credit exposures	62	(88)	250	(198)
Total	$(2,079)	$(2,902)	$(2,038)	$(2,228)

Our provision for (recovery of) credit losses was $(2.1) million for the three months ended June 30, 2024 compared to $(2.9) for the three months ended June 30, 2023. Our provision for (recovery of) credit losses was $(2.0) million for the six months ended June 30, 2024 compared to $(2.2) million for the six months ended June 30, 2023. The recovery of credit losses for the first half of 2024 was primarily the result of a reduction in the allowance for credit losses on our residential loans due to a decline in this portfolio, lower future loss rates on one of our residential loan products and changing economic forecasts used in model assumptions. Partially offsetting this recovery, we increased the provision for our unfunded commitments due to our outstanding commercial loan commitments as we continue to grow our commercial loan portfolio.

The recovery for credit losses for each of the three and six months ended June 30, 2023 primarily reflected the improvement in our overall credit quality, along with the continued reduction of the residential loan portfolio. These factors were offset in part by the increase in substandard commercial real estate loans during the three months ended June 30, 2023, reflecting overall weakness in the commercial real estate market due to the substantial increase in market interest rates and the potential impact on borrowers’ ability to make scheduled loan payments as these loans reprice or mature.

Non-interest Income. The components of non-interest income were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$92	$78	$14	18%	$179	$172	$7	4%
Loss on the sale of investment securities	—	—	—	N/M	—	(2)	2	100%
Gain on sale of loans held for sale	—	1,720	(1,720)	(100)%	—	1,695	(1,695)	(100)%
Unrealized loss on equity securities	(19)	(71)	52	73%	(66)	—	(66)	N/M
Net servicing income	46	102	(56)	(55)%	121	161	(40)	(25)%
Income earned on company‑owned life insurance	84	81	3	4%	167	161	6	4%
Other	209	1	208	N/M	210	2	208	N/M
Total non‑interest income	$412	$1,911	$(1,499)	(78)%	$611	$2,189	$(1,578)	(72)%

N/M - not meaningful

Non-interest income was $0.4 million for the three months ended June 30, 2024, a decrease of $1.5 million from the three months ended June 30, 2023. Non-interest income was $0.6 million for the six months ended June 30, 2024, a decrease of $1.6 million from the six months ended June 30, 2023. These decreases are primarily due to the $1.7 million gain recognized on the sale of loans during the three months ended June 30, 2023, partially offset by funds received from the FHLB based on the performance of loans previously sold to them.

Non-interest Expense. The components of non-interest expense were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$8,196	$9,274	$(1,078)	(12)%	$16,656	$18,684	$(2,028)	(11)%
Occupancy and equipment	2,005	2,051	(46)	(2)%	4,089	4,163	(74)	(2)%
Professional fees	2,147	3,521	(1,374)	(39)%	4,329	6,742	(2,413)	(36)%
FDIC insurance assessments	262	263	(1)	0%	524	520	4	1%
Data processing	742	754	(12)	(2)%	1,475	1,492	(17)	(1)%
Other	1,571	1,478	93	6%	3,242	3,577	(335)	(9)%
Total non-interest expense	$14,923	$17,341	$(2,418)	(14)%	$30,315	$35,178	$(4,863)	(14)%

Non-interest expense of $14.9 million for the three months ended June 30, 2024 reflected a decrease of $2.4 million compared to the three months ended June 30, 2023, primarily due to decreases in salaries and employee benefits and professional fees. Professional fees were $2.1 million for the three months ended June 30, 2024, a decrease of $1.4 million compared to the three months ended June 30, 2023. Professional fees decreased substantially as the government investigations against the Company and Bank were resolved. The DOJ advised us in May 2024 that it had closed all of its investigations focused on the Bank’s former Advantage Loan Program, and we understand that the OCC has similarly completed all of its related investigations. Accordingly, we no longer expect to incur any future costs to cooperate with these completed government investigations or in connection with claims for the advancement or reimbursement of legal fees to third parties due to such investigations. Additionally, professional fees were lower in the three months ended June 30, 2024 compared to the same period last year as initiatives to reduce costs and expenses were implemented, which resulted in a reduction of third-party consulting fees.

Salaries and employee benefits expense decreased $1.1 million, or 12% during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease was primarily due to planned staff reductions in various support functions. Additionally, our chief executive officer’s compensation was restructured in July 2023, reducing his annual base salary from $3.0 million to $950 thousand and granting him a restricted stock award valued at $2.0 million which vests over an 18-month period, which resulted in a compensation expense reduction of approximately $0.2 million during the three months ended June 30, 2024 as compared to the same period last year.

Non-interest expense of $30.3 million for the six months ended June 30, 2024, reflected a decrease of $4.9 million compared to the six months ended June 30, 2023, primarily due to decreases in salaries and employee benefits and professional fees. Professional fees were $4.3 million for the six months ended June 30, 2024, a decrease of $2.4 million compared to the six months ended June 30, 2023. Professional fees decreased substantially as the government investigations against the Company and Bank were resolved. Partially offsetting this decrease were reimbursements received in the six months ended June 30, 2023 from an insurance carrier of $2.2 million for previously incurred direct and third-party legal expenses related to the governmental investigations. Additionally, professional fees were lower in the six months ended June 30, 2024 compared to the same period last year as initiatives to reduce costs and expenses were implemented.

Salaries and employee benefits expense decreased $2.0 million for the six months ended June 30, 2024 compared to the same period in the prior year. This decrease was primarily due to staff reductions in various support functions. Additionally, the revisions to our chief executive officer’s compensation previously discussed resulted in an expense reduction of approximately $0.4 million during the six months ended June 30, 2024 as compared to the same period last year. Also, favorably impacting the six months ended June 30, 2024 was a reversal of a liability for deferred compensation no longer due to a former executive.

Income Tax Expense. We recorded an income tax expense of $0.6 million, or an effective tax rate of 33%, for the three months ended June 30, 2024 compared to an income tax expense of $1.1 million, or an effective tax rate of 31%, for the three months ended June 30, 2023. We recorded an income tax expense of $0.5 million, or an effective tax rate of 33%, for the six months ended June 30, 2024 compared to an income tax expense of $1.1 million, or an effective tax rate of 34%, for the six months ended June 30, 2023. The effective rates vary from our statutory rate primarily due to the low level of pretax earnings, the effect of non-deductible compensation and interest earned on our U.S. Treasury obligations which is exempt from state income taxes.

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

Our most liquid assets are cash and due from banks and interest-bearing time deposits with other banks. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At June 30, 2024 and December 31, 2023, cash and due from banks totaled $599.8 million and $578.0 million, respectively. Interest-bearing time deposits with other banks totaled $5.2 million at June 30, 2024 and December 31, 2023.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. Our available for sale debt securities totaled $441.9 million and $419.2 million at June 30, 2024 and December 31, 2023, respectively. During the first half of 2024, we purchased Agency securities of $75 million and collateralized mortgage obligations of $114.7 million to replace our maturing Treasury securities of $150 million. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

On May 15, 2024, the FHLB exercised its call right to require repayment of the Company’s long-term fixed rate FHLB advance of $50.0 million with an original maturity date of May 2029. We repaid the FHLB advance with our existing cash funds. The FHLB advance required monthly interest-only payments at 1.96% per annum. Based on our collateral pledged to the FHLB, consisting of certain loans and investment securities, and holdings of FHLB stock, the Company had a borrowing capacity with the FHLB of $409.4 million at June 30, 2024. We also have available credit lines with other banks totaling $60.0 million.

Cash flows from investing activities are primarily impacted by our loan and investment securities activity, as discussed above. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits. During the six months ended June 30, 2024 and 2023, we originated loans with an aggregate principal balance of $65.7 million and $24.3 million, respectively. Cash flows provided by loan payoffs totaled $94.2 million and $119.4 million during the six months ended June 30, 2024 and 2023, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. Often, the agreements under which we sell residential mortgage loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has outstanding commitments to repurchase pools of Advantage Loan Program loans sold with an unpaid principal balance of $13.6 million at June 30, 2024. These commitments expire in July 2025. We also have outstanding $12.1 million of Advantage Loan Program loans that could be subject to repurchase at the demand of the investors. In addition, the unpaid principal balance of residential real estate loans, other than Advantage Loan Program loans, sold in the secondary market that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $7.0 million at June 30, 2024. Should additional secondary market investors require us to repurchase a substantial portion of such outstanding loans subject to potential purchase, the cash required to fund these purchases will reduce our liquidity.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.0 billion at June 30, 2024, an increase of $9.5 million, from December 31, 2023. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position though we have not used brokered deposits during the past two years. At June 30, 2024, time deposits due within one year were $855.6 million, or 42% of total deposits. At December 31, 2023, time deposits due within one year were $761.7 million, or 38% of total deposits. In addition, we estimated our total uninsured deposits were approximately 22% of total deposits at June 30, 2024. Also, cash flows from financing activities included the repayment of a FHLB advance of $50 million in May 2024 as discussed above.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At June 30, 2024, we had unfunded commitments to extend credit totaling $27.1 million and standby letters of credit outstanding of $24 thousand.

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

The Company and the Bank are subject to minimum capital adequacy requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis. At June 30, 2024, the Company and the Bank met all regulatory capital requirements to which they were subject. The Company and Bank satisfied the requirements of the CBLR framework with leverage capital ratios of 14.26% and 13.81%, respectively, compared to the requirement for these ratios to be greater than 9%, and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirements. For further information regarding our regulatory capital requirements, refer to Note 11—Regulatory Capital Requirements to our condensed consolidated financial statements included in “Item 1. Financial Statements.”

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning June 30, 2024 and December 31, 2023. The table below demonstrates that we are asset sensitive at June 30, 2024 and December 31, 2023, with the sensitivity of our balance sheet largely consistent with December 31, 2023. The base net interest income decreased primarily due to increased interest expense on our time deposits and a reduction of our loan portfolio, which was replaced with lower yielding cash and investments.

	At June 30,		At December 31,
	2024		2023
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$58,016	(0)%	$62,356	1%
100	58,756	1%	62,560	1%
0	58,045	—	61,652	—
−100	56,557	(3)%	60,057	(3)%
−200	54,963	(5)%	57,636	(7)%

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

The following table presents, as of June 30, 2024 and December 31, 2023, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE decreased from December 31, 2023 primarily from the negative effect of the higher market interest rates on our loans outweighing the benefit of higher market interest rates and slower decay speed assumptions on certain deposits. The sensitivity of our balance sheet at June 30, 2024 was relatively stable compared to December 31, 2023 in both the falling and rising rate scenarios. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At June 30,		At December 31,
	2024		2023
	Economic		Economic
	Value		Value
Change in Interest Rates (Basis Points)	of Equity	Change	of Equity	Change

	(Dollars in thousands)
200	$250,217	(18)%	$261,202	(17)%
100	283,936	(7)%	293,190	(6)%
0	305,383	—	313,220	—
−100	317,816	4%	322,399	3%
−200	324,531	6%	326,171	4%

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not aware of any material developments to our pending legal proceedings as disclosed in the Company’s 2023 Form 10-K, nor are we involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

The DOJ advised the Company in May 2024 that it had closed all of its investigations focused on the Bank’s former Advantage Loan Program, and the Company understands that the OCC has similarly completed all of its related investigations.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as disclosed in the Company’s 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended June 30, 2024, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended June 30, 2024, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased (1)	per Share	Programs	Plans or Programs (2)
April 1 - 30, 2024	20,720	$4.93	—	$19,568,117
May 1 - 31, 2024	52,086	5.30	—	19,568,117
June 1 - 30, 2024	—	—	—	19,568,117
Total	72,806	$5.20	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended June 30, 2024.
(2)	In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At June 30, 2024, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program. We are currently required to obtain approval of the FRB prior to engaging in a repurchase of our common stock other than a purchase of shares to satisfy income tax withholding requirements.

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

Date: August 8, 2024		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)