Form 10-Q
period 2024-09-30
Sterling Bancorp, Inc.
filed 2024-11-07
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, 52,313,255 shares of the registrant’s Common Stock were outstanding.

STERLING BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

Sterling Bancorp, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$710,372	$577,967
Interest-bearing time deposits with other banks	4,983	5,226
Debt securities available for sale, at fair value (amortized cost $451,393 and $440,211 at September 30, 2024 and December 31, 2023, respectively)	436,409	419,213
Equity securities	4,797	4,703
Loans, net of allowance for credit losses of $24,970 and $29,404 at September 30, 2024 and December 31, 2023, respectively	1,198,767	1,319,568
Accrued interest receivable	9,650	8,509
Mortgage servicing rights, net	1,338	1,542
Leasehold improvements and equipment, net	4,710	5,430
Operating lease right-of-use assets	10,765	11,454
Federal Home Loan Bank stock, at cost	18,423	18,923
Federal Reserve Bank stock, at cost	9,187	9,048
Company-owned life insurance	8,872	8,711
Deferred tax asset, net	15,023	16,959
Other assets	5,258	8,750
Total assets	$2,438,554	$2,416,003

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$31,276	$35,245
Interest-bearing deposits	2,035,917	1,968,741
Total deposits	2,067,193	2,003,986
Federal Home Loan Bank borrowings	—	50,000
Operating lease liabilities	11,753	12,537
Other liabilities	24,999	21,757
Total liabilities	2,103,945	2,088,280

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 52,313,933 shares and 52,070,361 shares at September 30, 2024 and December 31, 2023, respectively	84,323	84,323
Additional paid-in capital	18,210	16,660
Retained earnings	242,940	241,964
Accumulated other comprehensive loss	(10,864)	(15,224)
Total shareholders’ equity	334,609	327,723
Total liabilities and shareholders’ equity	$2,438,554	$2,416,003

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$20,506	$21,663	$62,095	$65,715
Interest and dividends on investment securities and restricted stock	4,993	3,134	13,769	8,256
Interest on interest-bearing cash deposits	8,855	8,081	25,636	19,890
Total interest income	34,354	32,878	101,500	93,861

Interest expense
Interest on deposits	20,736	16,391	58,186	39,537
Interest on Federal Home Loan Bank borrowings	—	250	367	743
Interest on Subordinated Notes	—	243	—	3,727
Total interest expense	20,736	16,884	58,553	44,007

Net interest income	13,618	15,994	42,947	49,854
Provision for (recovery of) credit losses	(2,338)	(1,942)	(4,376)	(4,170)
Net interest income after provision for (recovery of) credit losses	15,956	17,936	47,323	54,024

Non-interest income
Service charges and fees	69	97	248	269
Loss on sale of investment securities	—	—	—	(2)
Gain on sale of mortgage loans held for sale	—	—	—	1,695
Unrealized gain (loss) on equity securities	160	(137)	94	(137)
Net servicing income	61	107	182	268
Income earned on company-owned life insurance	84	83	251	244
Other	5	234	215	236
Total non-interest income	379	384	990	2,573

Non-interest expense
Salaries and employee benefits	8,540	8,753	25,196	27,437
Occupancy and equipment	2,019	2,110	6,108	6,273
Professional fees	3,005	4,242	7,334	10,984
FDIC insurance	260	274	784	794
Data processing	715	745	2,190	2,237
Other	1,071	1,578	4,313	5,155
Total non-interest expense	15,610	17,702	45,925	52,880

Income before income taxes	725	618	2,388	3,717
Income tax expense	868	304	1,412	1,367
Net income (loss)	$(143)	$314	$976	$2,350

Income (loss) per share, basic and diluted	$(0.00)	$0.01	$0.02	$0.05

Weighted average common shares outstanding:
Basic	51,059,012	50,699,967	50,941,371	50,606,566
Diluted	51,059,012	51,069,683	51,344,908	50,749,879

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(143)	$314	$976	$2,350
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the period, net of tax effect of $1,998, $(1,014), $1,655 and $(563), respectively	5,264	(2,671)	4,360	(1,479)
Reclassification adjustment for loss included in net income (loss) of $—, $—, $ — and $2, respectively, included in loss on sale of investment securities, net of tax effect of $—, $—, $— and $1, respectively	—	—	—	1
Total other comprehensive income (loss)	5,264	(2,671)	4,360	(1,478)
Comprehensive income (loss)	$5,121	$(2,357)	$5,336	$872

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	50,795,871	$83,295	$14,808	$234,049	$(19,525)	$312,627
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2016-13	—	—	—	778	—	778
Cumulative-effect adjustment of a change in accounting principle, net of tax, on adoption of ASU 2022-02	—	—	—	(276)	—	(276)
Net loss	—	—	—	(503)	—	(503)
Repurchase of restricted shares to pay employee tax liability	(12,166)	—	(75)	—	—	(75)
Stock-based compensation	24,411	—	173	—	—	173
Other comprehensive income	—	—	—	—	2,786	2,786
Balance at March 31, 2023	50,808,116	83,295	14,906	234,048	(16,739)	315,510
Net income	—	—	—	2,539	—	2,539
Repurchase of restricted shares to pay employee tax liability	(28,826)	—	(158)	—	—	(158)
Issuance of shares of common stock to defined contribution retirement plan	184,928	1,028	—	—	—	1,028
Stock-based compensation	1,117,668	—	350	—	—	350
Other comprehensive loss	—	—	—	—	(1,593)	(1,593)
Balance at June 30, 2023	52,081,886	84,323	15,098	236,587	(18,332)	317,676
Net income	—	—	—	314	—	314
Repurchase of restricted shares to pay employee tax liability	(106)	—	(2)	—	—	(2)
Stock-based compensation	(9,149)	—	786	—	—	786
Other comprehensive loss	—	—	—	—	(2,671)	(2,671)
Balance at September 30, 2023	52,072,631	$84,323	$15,882	$236,901	$(21,003)	$316,103

Balance at January 1, 2024	52,070,361	$84,323	$16,660	$241,964	$(15,224)	$327,723
Net loss	—	—	—	(197)	—	(197)
Repurchase of restricted shares to pay employee tax liability	(38,033)	—	(216)	—	—	(216)
Stock-based compensation	14,355	—	729	—	—	729
Other comprehensive loss	—	—	—	—	(773)	(773)
Balance at March 31, 2024	52,046,683	84,323	17,173	241,767	(15,997)	327,266
Net income	—	—	—	1,316	—	1,316
Repurchase of restricted shares to pay employee tax liability	(72,806)	—	(378)	—	—	(378)
Stock-based compensation	397,632	—	797	—	—	797
Other comprehensive loss	—	—	—	—	(131)	(131)
Balance at June 30, 2024	52,371,509	84,323	17,592	243,083	(16,128)	328,870
Net loss	—	—	—	(143)	—	(143)
Repurchase of restricted shares to pay employee tax liability	(44,266)	—	(232)	—	—	(232)
Stock-based compensation	(13,310)	—	850	—	—	850
Other comprehensive income	—	—	—	—	5,264	5,264
Balance at September 30, 2024	52,313,933	$84,323	$18,210	$242,940	$(10,864)	$334,609

See accompanying notes to condensed consolidated financial statements.

Sterling Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$976	$2,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(4,376)	(4,170)
Deferred income taxes	281	1,601
Gain on extinguishment of Subordinated Notes	—	(234)
Loss on sale of investment securities	—	2
Unrealized (gain) loss on equity securities	(94)	137
Net accretion on debt securities	(2,963)	(1,859)
Depreciation and amortization on leasehold improvements and equipment	790	1,031
Originations, net of principal payments, of loans held for sale	—	(2,655)
Proceeds from sale of mortage loans held for sale	—	2,979
Gain on sale of loans held for sale	—	(1,695)
Increase in cash surrender value of company-owned life insurance, net of premiums	(161)	(157)
Valuation allowance adjustments and amortization of mortgage servicing rights	204	163
Stock-based compensation	2,376	1,309
Other	(144)	(20)
Change in operating assets and liabilities:
Accrued interest receivable	(1,141)	(1,025)
Other assets	3,486	2,187
Other liabilities	2,789	(24,308)
Net cash provided by (used in) operating activities	2,023	(24,364)

Cash Flows From Investing Activities
Purchase of interest-bearing time deposits with other banks	—	(240)
Maturities of interest-bearing time deposits with other banks	250	—
Maturities and principal receipts of debt securities	211,112	43,231
Proceeds from sale of debt securities	—	2,977
Purchases of debt securities	(219,330)	(101,287)
Maturities (purchases) of debt securities, net	—	153
Purchase of shares of Federal Reserve Bank stock	(139)	(4,501)
Proceeds received from redemptions of Federal Home Loan Bank stock	500	1,365
Net decrease in loans	125,685	205,495
Proceeds received from loans held for sale previously classified as portfolio loans	—	37,930
Principal payments received on loans held for sale previously classified as portfolio loans	—	1,959
Proceeds from the sales of equipment	—	46
Purchases of leasehold improvements and equipment	(77)	(326)
Net cash provided by investing activities	118,001	186,802

Cash Flows From Financing Activities
Net increase in deposits	63,207	86,621
Repayment of advance from Federal Home Loan Bank	(50,000)	—
Payments on redemption of Subordinated Notes	—	(65,000)
Cash paid for surrender of vested shares to satisfy employee tax liability	(826)	(235)
Net cash provided by financing activities	12,381	21,386
Net change in cash and due from banks	132,405	183,824
Cash and due from banks at beginning of period	577,967	379,798
Cash and due from banks at end of period	$710,372	$563,622

Supplemental cash flows information
Cash paid for:
Interest	$58,542	$44,528
Income taxes	—	300
Noncash investing and financing activities:
Transfer of residential real estate loans to loans held for sale	—	34,581
Transfer of residential real estate loans from loans held for sale	—	3,906
Shares of common stock issued in satisfaction of Company’s matching contribution in defined contribution retirement plan	—	1,028
Right-of-use assets obtained in exchange for new operating lease liabilities	1,969	—

See accompanying notes to condensed consolidated financial statements.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations and Basis of Presentation

(a)Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiaries, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”), which was formed in 1984. The Company’s business is conducted through the Bank. The Bank originates commercial real estate loans and commercial and industrial loans, and provides deposit products, consisting primarily of checking, savings and term certificate accounts. Historically, the Company’s largest asset class has been residential mortgage loans. In 2023, the Bank discontinued originating residential mortgage loans. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan. In February 2024, the Company closed one of its branches in San Francisco and consolidated the operations into a nearby branch office. The Company is headquartered in Southfield, Michigan.

The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). The Bank is a federally chartered stock savings bank that elected to operate as a covered savings association, effective August 9, 2023. As a covered savings association, the Bank generally functions as a commercial bank without the constraints applicable to a thrift institution. Prior to the election becoming effective, the Bank was subject to the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its portfolio assets in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. The Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) of the U.S. Department of Treasury and the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the FRB system and Federal Home Loan Bank (“FHLB”) system.

(b)Proposed Sale of the Bank and Dissolution of the Company

On September 15, 2024, the Company and the Bank entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with EverBank Financial Corp, a Delaware corporation (“EverBank”), which provides for the Company to sell all of the issued and outstanding shares of capital stock of the Bank to EverBank for a fixed purchase price of $261,000 to be paid in cash to the Company (the “Transaction”). Following the completion of the Transaction, EverBank will cause the Bank to merge with and into EverBank, National Association, the bank subsidiary of EverBank, with EverBank, National Association as the surviving bank and following the bank merger, the separate corporate existence of the Bank will cease.

The Transaction is subject to customary closing conditions, among which include the approval of the Stock Purchase Agreement, the Transaction and the plan of dissolution (“Plan of Dissolution”) by the Company’s shareholders and the receipt of required regulatory approvals. In addition, EverBank’s obligation to complete the Transaction is also subject to the following conditions: (i) the sale by the Bank of its portfolio of residential tenant-in-common loans (with an aggregate principal balance of approximately $359,600 at September 30, 2024) and receipt by the Bank of the purchase price specified in such agreement and (ii) the average daily closing balance of the Bank’s deposits for the monthly period ending on the last day of the month before closing is not less than 85% of the average daily closing balance of such deposits for the monthly period ending on July 31, 2024.

Simultaneously with the execution of the Stock Purchase Agreement, the Bank entered into the mortgage loan purchase agreement (the “Mortgage Loan Purchase Agreement”) with Bayview Acquisitions LLC, a Delaware limited liability company (“Bayview”). The Mortgage Loan Purchase Agreement provides that Bayview will purchase the Bank’s residential tenant-in-common loans for an aggregate purchase price equal to 87% of the aggregate unpaid principal balance of the loans on the agreed upon purchase date plus all accrued and unpaid interest. The Bank’s obligation to consummate the sale contemplated by the Mortgage Loan Purchase Agreement is subject to certain conditions, including the receipt by the Bank of evidence of the shareholder and regulatory approvals required for the Transaction. As of September 30, 2024, the residential tenant-in-common loans were not held for sale as the Bank’s intent to liquidate its tenant-in-common loan portfolio is based upon its ability to close the Transaction and receipt of the required approvals for the Transaction. The closing of the loan sale is to occur immediately prior to the closing of the Transaction.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Also on September 15, 2024, the Company’s board of directors unanimously approved a Plan of Dissolution, which provides for the dissolution of the Company under Michigan law following the closing of the Transaction. If the Plan of Dissolution is approved by the Company’s shareholders, the Company intends to complete the wind down of the Company and pay or provide for the Company’s creditors and existing and reasonably foreseeable debts, liabilities, and obligations of and claims against the Company (including all Transaction expenses and any claims or demands received by the Company on behalf of any of its shareholders) in accordance with Michigan law and the Plan of Dissolution, and distribute all remaining assets, expected to be all cash, to its shareholders according to their respective rights and interests, in one or more distributions.

(c)Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2024, and the condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any future annual or interim period. The condensed consolidated balance sheet at December 31, 2023 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission on March 14, 2024.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At September 30, 2024 and December 31, 2023, residential real estate loans accounted for 74% and 80% of total gross loans, respectively. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At September 30, 2024 and December 31, 2023, approximately 76% and 80%, respectively, of gross loans were originated with respect to properties or businesses located in the state of California.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Also, the loan portfolio consists of a loan product of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which was terminated at the end of 2019 and continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program and investigations conducted by the U.S. Department of Justice and the OCC indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including the falsification of information with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. This former loan product totaled $485,970, or 54%, and $628,245, or 58% of gross residential loans, at September 30, 2024 and December 31, 2023, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires more disaggregated expense information about a public entity’s reportable segments if the significant segment expenses are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss. Additionally, ASU 2023-07 allows public entities to disclose more than one measure of segment profit or loss used by the chief operating decision maker. For public entities that have one reportable segment, ASU 2023-07 confirmed that all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss and reporting significant segment expense and other items apply to these entities. This ASU 2023-07 does not change the definition of a segment, the method of determining segments, or the criteria for aggregating operating segments into reportable segments. The ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU 2023-07 should be adopted retrospectively as of the beginning of the earliest period presented. Early adoption is permitted. Management believes the impact of ASU 2023-07 should not have a material impact on the Company’s disclosures.

Note 3—Debt Securities

The following tables summarize the amortized cost and fair value of available for sale debt securities at September 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses:

	September 30, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$184,507	$229	$(2,200)	$182,536
Mortgage-backed securities	31,748	—	(3,041)	28,707
Collateralized mortgage obligations	234,992	138	(10,107)	225,023
Collateralized debt obligations	146	—	(3)	143
Total	$451,393	$367	$(15,351)	$436,409

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

The Company has pledged investment securities with a fair value of $77,463 and $61,078 at September 30, 2024 and December 31, 2023, respectively, with the FHLB as collateral on its available FHLB borrowings.

Accrued interest receivable on available for sale debt securities totaled $1,857 and $1,535 at September 30, 2024 and December 31, 2023, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $278 and $308 at September 30, 2024 and December 31, 2023, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of September 30, 2024 and December 31, 2023.

Information pertaining to sales of available for sale debt securities for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Proceeds from the sale of debt securities	$—	$—	$—	$2,977

Gross realized gains	$—	$—	$—	$1
Gross realized losses	—	—	—	(3)
Total net realized losses	$—	$—	$—	$(2)

The income tax benefit related to the net realized losses was $(1) for the nine months ended September 30, 2023.

The amortized cost and fair value of U.S. Treasury and Agency securities at September 30, 2024 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$119,844	$120,068
Due after one year through two years	64,663	62,468
Mortgage-backed securities	31,748	28,707
Collateralized mortgage obligations	234,992	225,023
Collateralized debt obligations	146	143
Total	$451,393	$436,409

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The following table summarizes available for sale debt securities, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$—	$—	$77,463	$(2,200)	$77,463	$(2,200)
Mortgage-backed securities	4,155	(28)	24,552	(3,013)	28,707	(3,041)
Collateralized mortgage obligations	92,182	(412)	100,450	(9,695)	192,632	(10,107)
Collateralized debt obligations	—	—	143	(3)	143	(3)
Total	$96,337	$(440)	$202,608	$(14,911)	$298,945	$(15,351)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,836	$(1)	$125,183	$(4,175)	$175,019	$(4,176)
Mortgage-backed securities	—	—	31,927	(3,830)	31,927	(3,830)
Collateralized mortgage obligations	10,297	(221)	111,554	(12,845)	121,851	(13,066)
Collateralized debt obligations	—	—	141	(10)	141	(10)
Total	$60,133	$(222)	$268,805	$(20,860)	$328,938	$(21,082)

As of September 30, 2024, the debt securities portfolio consisted of 40 debt securities, with 32 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on the current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at September 30, 2024, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s debt, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued and guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, the Company has not recorded an allowance for credit losses for its available for sale debt securities at September 30, 2024 and December 31, 2023.

Note 4—Equity Securities

Equity securities consist of an investment in a qualified Community Reinvestment Act investment fund, which is a publicly-traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At September 30, 2024 and December 31, 2023, equity securities totaled $4,797 and $4,703, respectively.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, equity securities with readily determinable fair values were $4,551 and $4,457, respectively. The following is a summary of unrealized and realized gains and losses recognized in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gains (losses) recorded during the period on equity securities	$160	$(137)	$94	$(137)
Less: net gains (losses) recorded during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recorded during the period on equity securities held at the reporting date	$160	$(137)	$94	$(137)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during the nine months ended September 30, 2024 and 2023. The investment was reported at $246 at September 30, 2024 and December 31, 2023.

Note 5—Loans

Loans Held for Investment

The major categories of loans held for investment and the allowance for credit losses were as follows:

	September 30,	December 31,
	2024	2023
Residential real estate	$904,438	$1,085,776
Commercial real estate	306,927	236,982
Construction	5,212	10,381
Commercial and industrial	7,158	15,832
Other consumer	2	1
Total loans	1,223,737	1,348,972
Less: allowance for credit losses	(24,970)	(29,404)
Loans, net	$1,198,767	$1,319,568

Accrued interest receivable related to total gross loans was $6,619 and $6,617 as of September 30, 2024 and December 31, 2023, respectively.

The Company has pledged loans totaling $474,351 and $428,358 at September 30, 2024 and December 31, 2023, respectively, with the FHLB as collateral on its available FHLB borrowings. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3,452 and $4,004 at September 30, 2024 and December 31, 2023, respectively.

In March 2023, residential real estate loans held for investment with an amortized cost of $41,059 were transferred to loans held for sale due to management’s change in intent and decision to sell the loans. On the transfer, the Company recorded a $6,478 charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value.

During the nine months ended September 30, 2023, the Company sold all of its loans held for sale with a carrying value of $36,210 on the date of sale to a third party for net cash proceeds of $37,930. The Company recorded a gain on the sale of loans of $1,720 which is included in gain on sale of mortgage loans held for sale in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Allowance for Credit Losses

The allowance for credit losses was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following tables present the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	Residential	Commercial		Commercial
Three Months Ended September 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$12,971	$13,605	$809	$171	$27,556
Provision for (recovery of) credit losses	(710)	(2,109)	52	171	(2,596)
Charge offs	—	—	—	—	—
Recoveries	—	—	10	—	10
Total ending balance	$12,261	$11,496	$871	$342	$24,970

	Residential	Commercial		Commercial
Nine Months Ended September 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$14,322	$13,550	$1,386	$146	$29,404
Provision for (recovery of) credit losses	(2,500)	(2,054)	(526)	196	(4,884)
Charge offs	—	—	—	—	—
Recoveries	439	—	11	—	450
Total ending balance	$12,261	$11,496	$871	$342	$24,970

	Residential	Commercial		Commercial
Three Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$16,909	$16,728	$2,475	$41	$36,153
Provision for (recovery of) credit losses	1,307	(2,482)	(752)	40	(1,887)
Charge offs	—	—	—	—	—
Recoveries	—	—	1	—	1
Total ending balance	$18,216	$14,246	$1,724	$81	$34,267

	Residential	Commercial		Commercial
Nine Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	380
Provision for (recovery of) credit losses	(4,477)	1,301	(818)	77	(3,917)
Charge offs	(6,478)	—	—	—	(6,478)
Recoveries	366	100	3	—	469
Total ending balance	$18,216	$14,246	$1,724	$81	$34,267

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

The following table presents the total amortized cost basis of loans on nonaccrual status, the amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
		Nonaccrual	Past Due 90		Nonaccrual	Past Due 90
		With No	Days or More		With No	Days or More
	Nonaccrual	Allowance for	and Still	Nonaccrual	Allowance for	and Still
	Loans	Credit Losses	Accruing	Loans	Credit Losses	Accruing
Residential real estate:
Residential first mortgage	$13,187	$3,482	$27	$8,942	$4,079	$31

At September 30, 2024, the Company had nonaccrual loans of $13,187 in its held for investment loan portfolio. The increase in nonaccrual loans from December 31, 2023 was due to the addition of residential loans of $8,668 on nonaccrual status which was partially offset by loans totaling $2,453 that were returned to accrual status, loans that were paid in full totaling $946 and payments of the loan principal of $1,024.

The total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $365 and $96 for the three months ended September 30, 2024 and 2023, respectively, and $817 and $157 for the nine months ended September 30, 2024 and 2023, respectively. The Company does not record interest income on nonaccrual loans.

Aging Analysis of Past Due Loans

The following table presents an aging of the amortized cost basis of contractually past due loans as of September 30, 2024 and December 31, 2023:

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
September 30, 2024	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$8,612	$3,799	$13,214	$25,625	$878,813	$904,438
Commercial real estate	—	—	—	—	306,927	306,927
Construction	—	—	—	—	5,212	5,212
Commercial and industrial	—	—	—	—	7,158	7,158
Other consumer	—	—	—	—	2	2
Total	$8,612	$3,799	$13,214	$25,625	$1,198,112	$1,223,737

	30 - 59	60 - 89	90 Days
	Days	Days	or More	Total	Current
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$16,634	$2,305	$8,973	$27,912	$1,057,864	$1,085,776
Commercial real estate	—	—	—	—	236,982	236,982
Construction	—	—	—	—	10,381	10,381
Commercial and industrial	—	—	—	—	15,832	15,832
Other consumer	—	—	—	—	1	1
Total	$16,634	$2,305	$8,973	$27,912	$1,321,060	$1,348,972

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The amortized cost basis of collateral-dependent loans was $3,452 and $4,004 at September 30, 2024 and December 31, 2023, respectively. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and 2023. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three and nine months ended September 30, 2024 and 2023.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

For residential and consumer loan classes, the Company evaluates credit quality based on the accrual status of the loan. The following table presents the amortized cost by year of origination and credit quality in residential loans based on accrual status:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$—	$757	$70,465	$123,212	$90,790	$598,289	$7,479	$259	$891,251
Nonaccrual	—	—	—	—	—	13,187	—	—	13,187
Total residential mortgage loans	$—	$757	$70,465	$123,212	$90,790	$611,476	$7,479	$259	$904,438
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential mortgage loans:
Payment performance:
Accrual	$764	$72,840	$132,567	$99,676	$202,793	$560,185	$7,729	$280	$1,076,834
Nonaccrual	—	—	—	—	1,739	7,203	—	—	8,942
Total residential mortgage loans	$764	$72,840	$132,567	$99,676	$204,532	$567,388	$7,729	$280	$1,085,776
Residential mortgage loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Commercial lending
Commercial real estate:
Risk rating
Pass	$108,512	$22,009	$78,599	$7,515	$37,191	$20,964	$—	$—	$274,790
Special mention	1,142	937	2,883	—	—	5,373	—	—	10,335
Substandard	—	—	—	11,800	—	10,002	—	—	21,802
Total commercial real estate	$109,654	$22,946	$81,482	$19,315	$37,191	$36,339	$—	$—	$306,927
Commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk rating
Pass	$—	$9	$—	$—	$—	$—	$—	$—	$9
Substandard	—	—	—	—	—	5,203	—	—	5,203
Total construction	$—	$9	$—	$—	$—	$5,203	$—	$—	$5,212
Construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$—	$512	$—	$—	$—	$19	$6,627	$—	$7,158
Total commercial and industrial	$—	$512	$—	$—	$—	$19	$6,627	$—	$7,158
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Commercial real estate:
Risk rating
Pass	$28,975	$79,013	$33,694	$35,148	$6,938	$13,020	$—	$—	$196,788
Special mention	948	3,574	1,407	2,724	8,610	4,253	—	—	21,516
Substandard	—	—	11,778	—	2,805	4,095	—	—	18,678
Total commercial real estate	$29,923	$82,587	$46,879	$37,872	$18,353	$21,368	$—	$—	$236,982
Commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Risk rating
Pass	$14	$—	$—	$1,591	$—	$—	$—	$—	$1,605
Substandard	—	—	—	—	8,776	—	—	—	8,776
Total construction	$14	$—	$—	$1,591	$8,776	$—	$—	$—	$10,381
Construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Total commercial and industrial	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Note 6—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the condensed consolidated balance sheets. The principal balance of these loans at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Residential real estate mortgage loan portfolios serviced for:
FNMA	$99,672	$105,689
FHLB	28,715	31,016
Private investors	24,264	33,044
Total	$152,651	$169,749

Custodial escrow balances maintained with these serviced loans were $668 and $620 at September 30, 2024 and December 31, 2023, respectively. These balances are included in noninterest-bearing deposits in the condensed consolidated balance sheets.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Mortgage servicing rights:
Beginning of period	$1,425	$1,701	$1,590	$1,840
Amortization	(37)	(32)	(202)	(171)
End of period	1,388	1,669	1,388	1,669

Valuation allowance:
Beginning of period	33	43	48	46
Additions (recoveries)	17	(5)	2	(8)
End of period	50	38	50	38
Mortgage servicing rights, net	$1,338	$1,631	$1,338	$1,631

Servicing income, net of amortization of servicing rights and changes in the valuation allowance, was $61 and $107 for the three months ended September 30, 2024 and 2023, respectively, and $182 and $268 for the nine months ended September 30, 2024 and 2023, respectively.

The fair value of mortgage servicing rights was $1,610 and $1,857 at September 30, 2024 and December 31, 2023, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at September 30, 2024 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.3% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%. The fair value at December 31, 2023 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.8% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At September 30, 2024 and December 31, 2023, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 14—Fair Value.

Note 7—Deposits

Time deposits, included in interest-bearing deposits in the condensed consolidated balance sheets, were $972,171 and $873,220 at September 30, 2024 and December 31, 2023, respectively. The Company did not have any brokered deposits at September 30, 2024 and December 31, 2023.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $306,041 and $255,222 at September 30, 2024 and December 31, 2023, respectively.

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the nine months ended September 30, 2024 and 2023. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 5.24% and 5.76% at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, there were no outstanding borrowings under this agreement. The overdraft line of credit was renewed in October 2023 for a one-year term and was automatically extended for an additional one-year period through October 2025.

The Company entered into irrevocable standby letters of credit arrangements with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. The irrevocable standby letter of credit of $2,000 had a 36-month term and was not required to be renewed when it expired in July 2024. There were no borrowings outstanding on these standby letters of credit during the nine months ended September 30, 2024 and 2023.

Based on our collateral pledged with the FHLB, consisting of certain loans and investment securities, and holdings of FHLB stock, the Company had a borrowing capacity with the FHLB of $409,287 at September 30, 2024. Refer to Note 3—Debt Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

The Company has available unsecured federal funds credit lines, which were held by two banks and reduced to $60,000 in March 2024. Previously, these unsecured federal funds credit lines were held by three banks totaling $80,000. There were no borrowings under these unsecured credit lines during the nine months ended September 30, 2024 and 2023.

Note 9— Subordinated Notes

On July 15, 2023, the Company redeemed all of its outstanding 7% Fixed to Floating Subordinated Notes, due April 15, 2026 (“Subordinated Notes”), at a redemption price equal to 100% of the outstanding principal amount of $65,000 plus accrued interest, for a total cash payment of $66,821. The Company recorded a gain on the extinguishment of the Subordinated Notes of $234 which equaled the remaining unamortized note premium. The gain on the extinguishment of the Subordinated Notes was recorded in other income within non-interest income in the consolidated statements of operations for the three and nine months ended September 30, 2023.

The Subordinated Notes accrued interest at a variable interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus a margin of 5.82%, payable quarterly in arrears. Note premium costs were amortized over the contractual term of the Subordinated Notes into interest expense using the effective interest method. Interest expense on these Subordinated Notes was $243 and $3,727 for the three and nine months ended September 30, 2023, respectively.

Note 10—Stock-based Compensation

The board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company, of which 1,799,970 shares were available for future grants as of September 30, 2024. The stock-based awards are issued at no less than the market price on the date the awards are granted.

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

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2024 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
(Years)
Outstanding at January 1, 2024	340,395	$4.96	6.23	$531
Granted	—
Exercised	—
Forfeited/expired	—
Outstanding and exercisable at September 30, 2024	340,395	$4.96	5.48	$165

The Company recorded stock-based compensation expense associated with stock options of $1 for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2024, the board of directors approved the issuance of 499,888 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $5.77 and 439,888 shares were awarded to key employees with a weighted average grant-date fair value of $5.10. During the nine months ended September 30, 2023, the board of directors approved the issuance of 1,195,838 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $6.09 and 1,135,838 shares were awarded to key employees with a weighted average grant-date fair value of $5.10. The restricted stock awards granted to key employees for the nine months ended September 30, 2024 and 2023 include awards granted to certain executive officers that vest in one-third increments on the third, fourth and fifth anniversary date of the grant. Additionally, the restricted stock awards granted to key employees for the nine months ended September 30, 2023, include an award granted to the chief executive officer that vests in one-third increments every six months over an eighteen - month period.

During the nine months ended September 30, 2024 and 2023, the Company withheld 155,105 shares and 41,098 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $826 and $235, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

A summary of the restricted stock awards activity as of and for the nine months ended September 30, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2024	1,364,570	$5.27
Granted	499,888	5.18
Vested	(509,678)	5.41
Forfeited	(101,211)	5.21
Nonvested at September 30, 2024	1,253,569	$5.19

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $850 and $786 for the three months ended September 30, 2024 and 2023, respectively, and $2,376 and $1,308 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was $4,937 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $2,743 and $879, respectively.

Note 11—Shareholders’ Equity

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of September 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following tables present the consolidated Company’s and the Bank’s actual capital amounts and leverage ratio, and the minimum required capital amounts and leverage ratio thresholds required under the CBLR framework at September 30, 2024 and December 31, 2023:

			To be Well Capitalized Under
			Prompt Corrective Action
	Actual		Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
September 30, 2024
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$344,376	14.18%	$218,511	9.00%
Bank	$332,738	13.72%	$218,216	9.00%

			To be Well Capitalized Under
			Prompt Corrective Action
	Actual		Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
December 31, 2023
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$342,368	13.95%	$220,950	9.00%
Bank	$328,362	13.38%	$220,920	9.00%

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

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The following table presents the computation of income (loss) per share, basic and diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(143)	$314	$976	$2,350

Denominator:
Weighted average common shares outstanding, basic	51,059,012	50,699,967	50,941,371	50,606,566
Weighted average effect of potentially dilutive common shares:
Stock options	—	95,066	68,873	89,380
Restricted stock	—	274,650	334,664	53,933
Weighted average common shares outstanding, diluted	51,059,012	51,069,683	51,344,908	50,749,879

Income (loss) per share, basic and diluted	$(0.00)	$0.01	$0.02	$0.05

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	79,494	43,031	40,395	45,987
Restricted stock	284,000	23,566	421,208	510,472
Total	363,494	66,597	461,603	556,459

Note 14—Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2024 and December 31, 2023:

		Fair Value Measurements
		at September 30, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$182,536	$77,548	$104,988	$—
Mortgage-backed securities	28,707	—	28,707	—
Collateralized mortgage obligations	225,023	—	225,023	—
Collateralized debt obligations	143	—	—	143
Equity securities	4,551	4,551	—	—

		Fair Value Measurements
		at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale debt securities:
U.S. Treasury and Agency securities	$248,988	$219,582	$29,406	$—
Mortgage-backed securities	31,927	—	31,927	—
Collateralized mortgage obligations	138,157	—	138,157	—
Collateralized debt obligations	141	—	—	141
Equity securities	4,457	4,457	—	—

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023:

	Fair Value
	Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	Nine Months Ended September 30,
	2024	2023
Balance of recurring Level 3 assets at beginning of period	$141	$147
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	7	(1)
Principal maturities/settlements	(5)	(4)
Balance of recurring Level 3 assets at end of period	$143	$142

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements
at September 30, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$363	$—	$—	$363

Fair Value Measurements
at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$576	$—	$—	$576

STERLING BANCORP, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

(dollars in thousands, except share and per share amounts)

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2024
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$363	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.0)%
			Prepayment speed	6.9% - 22.8%
(17.3)%
			Default rate	0.1% - 0.2%
(0.2)%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average) (1)
Mortgage servicing rights	$576	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2)%
			Prepayment speed	6.9% - 22.7%
(18.5)%
			Default rate	0.1% - 0.2%
(0.1)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2024 and December 31, 2023, are as follows:

	Fair Value Measurements
	at September 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$710,372	$710,372	$710,372	$—	$—
Interest-bearing time deposits with other banks	4,983	4,983	4,983	—	—
Loans, net	1,198,767	1,204,106	—	—	1,204,106

Financial Liabilities
Time deposits	972,171	976,670	—	976,670	—

	Fair Value Measurements
	at December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$577,967	$577,967	$577,967	$—	$—
Interest-bearing time deposits with other banks	5,226	5,226	5,226	—	—
Loans, net	1,319,568	1,313,282	—	—	1,313,282

Financial Liabilities
Time deposits	873,220	874,274	—	874,274	—
Federal Home Loan Bank borrowings	50,000	49,370	—	49,370	—

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

The Company is required to estimate the expected credit losses for off-balance sheet credit exposures. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, which is included in other liabilities on the condensed consolidated balance sheets. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The following presents the activity in the liability for unfunded commitments for the nine months ended September 30, 2024 and 2023:

	Residential	Commercial		Commercial
Nine Months Ended September 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Liability for unfunded commitments:
Balance at the beginning of the period	$1	$124	$763	$8	$896
Increase (decrease) in provision for (recovery of) credit losses	—	(43)	113	438	508
Total ending balance	$1	$81	$876	$446	$1,404

	Residential	Commercial		Commercial
Nine Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Total
Liability for unfunded commitments:
Balance at the beginning of the period	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	579
Increase (decrease) in provision for (recovery of) credit losses	(52)	4	(206)	1	(253)
Total ending balance	$1	$129	$192	$4	$326

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

Unused Lines of Credit

The Company also issues unused lines of credit to meet customer financing needs. At September 30, 2024, the unused lines of credit include residential second mortgages of $8,542, construction loans of $5,229, commercial real estate of $2,164 and commercial and industrial loans of $9,333, totaling $25,268. These unused lines of credit consisted of a fixed rate loan of $5,000 with an interest rate of 6.00% and a maturity of 17 months and variable-rate loans of $20,268 with interest rates ranging from 4.54% to 10.88% and maturities ranging from one month to 21 years. At December 31, 2023, the unused lines of credit include residential second mortgages of $9,789, construction loans of $5,714, commercial real estate of $2,165 and commercial and industrial loans of $874, totaling $18,542. These unused lines of credit consisted of a fixed rate loan of $5,000 with an interest rate of 6.00% and a maturity of two years and variable-rate loans of $13,542 with interest rates ranging from 4.72% to 10.88% and maturities ranging from five months to 22 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Unused lines of credit	$25,268	$18,542
Standby letters of credit	24	24

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

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At September 30, 2024, there is an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $13,206 that extends to July 2025, with the final decision to effect any such repurchase, as determined by the applicable investor.

At September 30, 2024 and December 31, 2023, the mortgage repurchase liability was $600 and $750, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The unpaid principal balance of residential real estate loans sold that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $29,005 and $49,667 at September 30, 2024 and December 31, 2023, respectively, including Advantage Loan Program loans totaling $24,264 and $33,044 at September 30, 2024 and December 31, 2023, respectively.

Activity in the mortgage repurchase liability was as follows:

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$750	$809
Net recovery	(150)	(19)
Balance, end of period	$600	$790

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook” and “would,” or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature, though the absence of these words does not mean a statement is not forward-looking. All statements other than statements of historical facts, including but not limited to statements regarding expectations for the anticipated sale of the Bank and ensuing Plan of Dissolution, the economy and financial markets, credit quality, the regulatory scheme governing our industry, competition in our industry, interest rates, our liquidity, our business and our governance, are forward-looking statements. We have based the forward-looking statements in this Quarterly Report on Form 10-Q primarily on current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are not historical facts, and they are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

The risks, uncertainties and other factors detailed from time to time in our public filings, including those included in the disclosures under the heading “Risk Factors” in our 2023 Form 10-K and subsequent periodic reports, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in the Company’s forward-looking statements. A summary of these factors is below, under the heading “Risk Factors Summary.” For additional information on factors that could materially affect the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, see the risk factors set forth under “Item 1A. Risk Factors” in our 2023 Form 10-K and under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risk factors in evaluating these forward-looking statements. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q and our other filings with the SEC include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Should one or more of the foregoing risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those projected in, or implied by, such forward-looking statements.

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

Risks Related to the Transaction

●	The impact of the announcement and pendency of the Transaction on our current business and contractual restrictions
●	The receipt of regulatory approvals and any unanticipated additional conditions that regulators may impose in order to close the Transaction
●	The Stock Purchase Agreement being terminated or the Transaction not completed, and the impact of such on our business
●	The Stock Purchase Agreement’s restrictions on our ability to seek alternative acquisition proposals from competing acquirers
●	Shareholder litigation that could prevent or delay the completion of the Transaction

Risks Related to the Plan of Dissolution

●	The timing or ultimate amount of distributions to shareholders
●	Shareholder liability to third parties for part or all of the liquidating distributions if cash reserves are inadequate
●	The inability of shareholders of record to buy or sell shares of common stock after we close our stock transfer books at the effective time of the dissolution
●	The expense of being a public reporting company if the exit process from certain Exchange Act reporting requirements is protracted
●	The loss of key personnel on our ability to efficiently dissolve, delist, liquidate and wind down

Risks Related to the Economy and Financial Markets

●	The effects of fiscal and monetary policies and regulations of the federal government and the Federal Reserve
●	Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations
●	The disruptions to the economy and the U.S. banking system caused by recent bank failures
●	Changes in the state of the general economy and the financial markets and their effects on the demand for our loan services
●	The effects of fiscal challenges facing the U.S. government

Risks Related to Credit

●	The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets and changes in the financial performance and/or economic condition of our borrowers, including the effects of continued inflation and the possibility of a recession
●	Our concentration in residential real estate loans
●	The geographic concentration of our loans and operations in California
●	The potential insufficiency of our allowance for credit losses to cover current expected credit losses in our loan portfolio

Risks Related to Interest Rates

●	Negative impacts of future changes in interest rates, including an accelerated decrease in interest rates

Risks Related to Liquidity

●	Our ability to ensure we have adequate liquidity
●	Our ability to obtain external financing on favorable terms, or at all, in the future
●	The quality of our real estate loans and our ability to sell our loans to the secondary market
●	Our deposit account balances that exceed the FDIC insurance limits may expose the Bank to enhanced liquidity risk

Risks Related to Our Highly Regulated Industry

●	The extensive laws and regulations affecting the financial services industry, changes in banking and securities laws and regulations and their application by our regulators in the examination process, including as a result of the bank failures in 2023, and the expensive costs of compliance related thereto
●	Failure to comply with banking laws and regulations
●	Enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

●	Strong competition within our market areas or with respect to our products and pricing
●	Our reputation as a community bank and the effects of continued negative publicity
●	Our ability to keep pace with technological change and introduce new products and services
●	Consumers deciding not to use banks to complete their financial transactions

Other Risks Related to Our Business

●	Our ability to attract and retain key employees and other qualified personnel
●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The operational risk associated with third-party vendors and other financial institutions

●	The ability of customers and counterparties to provide accurate and complete information and the soundness of third parties on which we rely
●	Our employees’ adherence to our internal policies and procedures
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, Social and Governance matters and their effects on our reputation and the market price of our securities
●	Climate change and related legislative and regulatory initiatives
●	Adverse conditions internationally and their effects on our customers
●	Fluctuations in securities markets, including changes to the valuation of our securities portfolio
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models
●	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

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

Sale of the Bank and Dissolution of the Company

On September 15, 2024, we entered into the Stock Purchase Agreement with EverBank, which provides that, upon the terms and subject to the conditions set forth therein, EverBank will acquire all of the issued and outstanding shares of capital stock of the Bank from the Company for a fixed purchase price of $261.0 million to be paid in cash to the Company. Afterward, EverBank will cause the Bank to merge with and into EverBank, National Association, the bank subsidiary of EverBank, with EverBank, National Association as the surviving bank. At that time, the separate corporate existence of the Bank will cease. The Stock Purchase Agreement contains customary representations and warranties from both EverBank and us, and we have agreed to customary covenants.

The Transaction is subject to customary closing conditions, among which include the approval of the Stock Purchase Agreement, the Transaction and the Plan of Dissolution by the requisite vote of the Company’s shareholders and the receipt of required regulatory approvals. In addition, EverBank’s obligation to complete the Transaction is also subject to the following conditions: (i) the sale by the Bank of its portfolio of residential tenant-in-common loans (with an aggregate principal balance of approximately $359.6 million at September 30, 2024) and receipt by the Bank of the purchase price and (ii) the average daily closing balance of the Bank’s deposits for the monthly period ending on the last day of the month before closing is not less than 85% of the average daily closing balance of such deposits for the monthly period ending on July 31, 2024.

Simultaneously with the execution of the Stock Purchase Agreement for the Transaction, the Bank entered into the Mortgage Loan Purchase Agreement with Bayview. The Mortgage Loan Purchase Agreement provides that Bayview will purchase the Bank’s residential tenant-in-common mortgage loans. The Bank’s obligation to consummate the sale contemplated by the Mortgage Loan Purchase Agreement is subject to certain conditions, including the receipt by the Bank of evidence of the shareholder and regulatory approvals required for the Transaction.

Also on September 15, 2024, our board of directors unanimously approved the Plan of Dissolution, which provides for the dissolution of the Company under Michigan law, subject to shareholder approval. If the Plan of Dissolution is approved, we intend to file a certificate of dissolution with the Michigan Department of Licensing and Regulatory Affairs and distribute all remaining assets, expected to be all cash, to our shareholders according to their respective rights and interests. We expect to make an initial distribution shortly after the closing of the Transaction and filing of the certificate of dissolution, with the final distribution subject to first completing the wind down of the Company and paying or providing for the Company’s creditors and existing and reasonably foreseeable debts, liabilities, and obligations in accordance with Michigan law and the Plan of Dissolution.

Overview of Quarterly Performance

Our financial results for the three months ended September 30, 2024 reflect a net loss as we engaged in an extensive effort to negotiate and finalize the terms of the Transaction while continuing to work to protect both book value and liquidity. We believe our credit quality, liquidity and capital ratios are robust. Total assets increased during the three months ended September 30, 2024, with cash and due from banks increasing primarily due to net cash inflows from growth in deposits and a decline in loans. Market interest rates continue to exert pressure on our net interest margin.

Our net loss was $(0.1) million for the three months ended September 30, 2024 compared to net income of $0.3 million for the three months ended September 30, 2023. The net loss for the three months ended September 30, 2024 reflects a decline in net interest income from $16.0 million during the three months ended September 30, 2023 to $13.6 million during the three months ended September 30, 2024. The decline in our net interest income primarily reflects a significant increase in our deposit costs in the higher interest rate environment, which outpaced the increase in the yields we earned on our interest-earning assets. Our non-interest income for the three months ended September 30, 2024 was essentially unchanged from the three months ended September 30, 2023.

The decline in non-interest expense of $2.1 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a $1.2 million decrease in professional fees, although results for the three months ended September 30, 2024 included increased professional fees incurred in connection with the Transaction. Professional fees decreased substantially as the last of the government investigations against the Company and the Bank were resolved in 2023.

Our credit quality remained strong overall, though nonperforming residential real estate loans have increased during 2024. Our nonperforming assets, consisting entirely of residential real estate loans, were $13.2 million, or 0.54% of total assets, at September 30, 2024 compared to $9.0 million, or 0.37% of total assets, at December 31, 2023. In addition, our provision for (recovery of) credit losses was $(2.3) million during the three months ended September 30, 2024 compared to $(1.9) million during the three months ended September 30, 2023.

At September 30, 2024, the Tier 1 capital to average total assets (leverage) ratios of both the Company and the Bank remained above the capital ratio requirements to be considered well capitalized under the applicable prompt corrective action requirements.

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

During the nine months ended September 30, 2024, there were no significant changes to our accounting policies that we believe are critical to an understanding of our financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2023 Form 10-K.

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30, 2024		At December 31, 2023
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$904,438	74%	$1,085,776	80%
Commercial real estate	306,927	25%	236,982	18%
Construction	5,212	—%	10,381	1%
Total real estate	1,216,577	99%	1,333,139	99%
Commercial and industrial	7,158	1%	15,832	1%
Other consumer	2	—%	1	—%
Total loans	1,223,737	100%	1,348,972	100%
Less: allowance for credit losses	(24,970)		(29,404)
Loans, net	$1,198,767		$1,319,568

Most of our residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of September 30, 2024, approximately 76% of our loan portfolio was based in California with 53% and 23% in the San Francisco and Los Angeles metropolitan areas, respectively.

Residential Loans. Our loan portfolio consists primarily of residential real estate loans. Our residential loans totaled $904.4 million at September 30, 2024, a decrease of $181.3 million, or 17%, from $1.1 billion at December 31, 2023. This decrease includes loan payoffs prior to maturity of $132.6 million that have occurred since December 31, 2023.

At September 30, 2024, residential real estate loans accounted for 74% of total gross loans held for investment. Our residential real estate loans include a former loan product, consisting of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35%, that was terminated in 2019, and continues to be the largest portion of our residential loans. This former loan product totaled $486.0 million, or 54% of gross residential loans at September 30, 2024 compared to $628.2 million, or 58% of gross residential loans at December 31, 2023.

In early 2023, the Bank discontinued originating residential real estate loans. No new residential real estate loans were added to our residential loan portfolio during the nine months ended September 30, 2024.

Commercial Loans. We offer a variety of commercial loan products, consisting of commercial real estate loans, construction loans and commercial and industrial loans. These categories of commercial loans totaled $319.3 million at September 30, 2024, an increase of $56.1 million from December 31, 2023. During the three and nine months ended September 30, 2024, we originated commercial loans with an aggregate principal balance of $59.3 million and $125.0 million, respectively, at the time of origination. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we generally obtain personal guarantees on each loan.

Commercial real estate loans totaled $306.9 million at September 30, 2024, of which the largest portion of these loans, or 39%, are secured by multifamily properties. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations, vacancies or other events not under the control of the borrower. Additionally, with the higher interest rate environment and slowed transaction market, the commercial real estate sector may face increased risk of economic distress. The table below summarizes the commercial real estate loan portfolio, by property type, as of September 30, 2024:

	At September 30, 2024
		Percent of
	Amount	Total

	(Dollars in thousands)
Commercial real estate:
Retail	$57,192	19%
Multifamily	119,760	39%
Office	38,882	13%
Hotels/Single-room occupancy hotels	3,501	1%
Industrial	54,243	18%
Mixed-Use	10,723	3%
Other	22,626	7%
Total	$306,927	100%

Our construction loans decreased to $5.2 million at September 30, 2024 from $10.4 million at December 31, 2023 due to construction loans that matured and were paid in full during the nine months ended September 30, 2024.

Our commercial and industrial loans totaled $7.2 million at September 30, 2024, a decrease of $8.7 million from December 31, 2023. The decrease is attributable to payments of loan principal of $14.0 million related to a shorter term loan which was partially offset by the addition of a new loan with a principal balance of $5.7 million at origination.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, U.S. Treasuries and the secured overnight financing rate (“SOFR”), and fixed-rate loans, for which the interest rate does not change through the original or remaining life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at September 30, 2024:

	Adjustable Rate
September 30, 2024	Prime	Treasury	SOFR	Total	Fixed Rate	Total

	(Dollars in thousands)
Residential real estate	$7,738	$286,165	$594,041	$887,944	$16,494	$904,438
Commercial real estate	—	164,560	21,493	186,053	120,874	306,927
Construction	5,203	—	—	5,203	9	5,212
Commercial and industrial	—	346	6,281	6,627	531	7,158
Other consumer	—	—	—	—	2	2
Total	$12,941	$451,071	$621,815	$1,085,827	$137,910	$1,223,737

% by rate type at September 30, 2024	1%	37%	51%	89%	11%	100%

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

The following table sets forth the contractual maturities of our loan portfolio and sensitivities of those loans to changes in interest rates at September 30, 2024. Overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Due in One	Due After One	Due After Five	Due After
September 30, 2024	Year or Less	To Five Years	To Fifteen Years	Fifteen Years	Total

	(In thousands)
Residential real estate	$1	$430	$11,663	$892,344	$904,438
Commercial real estate	19,361	117,959	169,607	—	306,927
Construction	5,203	9	—	—	5,212
Commercial and industrial	346	6,812	—	—	7,158
Other consumer	2	—	—	—	2
Total	$24,913	$125,210	$181,270	$892,344	$1,223,737

Total loans with:
Adjustable interest rates	$5,550	$28,717	$170,421	$881,139	$1,085,827
Fixed interest rates	19,363	96,493	10,849	11,205	137,910
Total loans	$24,913	$125,210	$181,270	$892,344	$1,223,737

The table set forth below contains the repricing dates of adjustable-rate loans included within our loan portfolio as of September 30, 2024:

	Residential	Commercial		Commercial	Other
September 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$294,081	$67,922	$5,203	$6,627	$—	$373,833
After 6 months through 12 months	313,902	4,305	—	—	—	318,207
After 12 months through 24 months	106,758	928	—	—	—	107,686
After 24 months through 36 months	55,090	60,421	—	—	—	115,511
After 36 months through 60 months	72,114	51,236	—	—	—	123,350
After 60 months	45,999	1,241	—	—	—	47,240
Fixed to maturity	16,494	120,874	9	531	2	137,910
Total	$904,438	$306,927	$5,212	$7,158	$2	$1,223,737

At September 30, 2024, $114.6 million, or 11%, of our adjustable interest rate loans were at their interest rate floor.

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

The following table sets forth information regarding our nonperforming loans at the dates indicated.

	At September 30,	At December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans(1):
Residential real estate	$13,187	$8,942
Loans past due 90 days or more and still accruing interest	27	31
Total nonperforming loans	$13,214	$8,973
Total loans(1)	$1,223,737	$1,348,972
Total assets	$2,438,554	$2,416,003
Nonaccrual loans to total loans	1.08%	0.66%
Nonperforming loans to total assets	0.54%	0.37%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.

As of September 30, 2024, nonperforming assets, comprised primarily of nonaccrual residential real estate loans, totaled $13.2 million, an increase of $4.2 million from December 31, 2023. This increase was primarily due to residential loans of $9.8 million added to nonaccrual status. This increase was partially offset by loans totaling $2.5 million that were returned to accrual status, loans paid in full totaling $2.1 million and other payments of loan principal totaling $1.0 million.

As a result of the increase in nonaccrual loans, the ratio of nonaccrual loans to total loans increased to 1.08% at September 30, 2024 from 0.66% at December 31, 2023. Also, our ratio of nonperforming assets to total assets increased to 0.54% at September 30, 2024 from 0.37% at December 31, 2023.

The total amount of additional interest income on nonaccrual loans that would have been recorded if the interest on all such loans had been recorded based upon the original terms was $0.4 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	September 30, 2024			December 31, 2023
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Residential real estate	$8,612	$3,799	$13,214	$16,634	$2,305	$8,973

Total loans past due decreased $2.3 million, or 8%, from $27.9 million at December 31, 2023 to $25.6 million at September 30, 2024. This decrease is primarily due to a $8.0 million, or 48% decrease of loans 30-59 days past due to $8.6 million at September 30, 2024 from $16.6 million at December 31, 2023. Additionally, loans 90 days or more past due increased $4.2 million, or 47%, which includes nonaccrual loans, from $9.0 million at December 31, 2023. This increase was primarily attributable to the change in nonperforming assets discussed in “—Nonperforming Assets” above.

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

Loans criticized as Special Mention or classified as Substandard or Doubtful were as follows at the dates indicated:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Special Mention:
Commercial real estate	$10,335	$21,516
Substandard:
Residential real estate	13,214	8,973
Commercial real estate	21,802	18,678
Construction	5,203	8,776
Total Substandard	40,219	36,427
Total(1)	$50,554	$57,943

Total loans	$1,223,737	$1,348,972
Criticized and classified assets to total loans	4%	4%
(1)	We did not have any loans classified as Doubtful at September 30, 2024 and December 31, 2023.

Total Special Mention and Substandard loans were $50.6 million, or 4 % of total gross loans, at September 30, 2024, compared to $57.9 million, or 4% of total gross loans, at December 31, 2023.

The decrease of $11.2 million in Special Mention loans was primarily attributable to loans that were upgraded from Special Mention to Pass totaling $12.9 million, as a result of five commercial real estate loans where the borrowers took actions to improve the debt service coverage ratios of their loans. Additionally, a loan in the amount of $4.4 million was downgraded from Special Mention to Substandard. In addition, $5.3 million of loans were downgraded from Pass to Special Mention, while $1.1 million of Substandard loans were upgraded to Special Mention.

The increase of $3.8 million in Substandard loans was primarily attributable to loans downgraded to Substandard totaling $13.1 million which was partially offset by loans that were paid in full totaling $6.1 million, payments of loan principal totaling $0.8 million and loans that were upgraded from Substandard to Pass totaling $2.4 million.

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance estimated at each condensed consolidated balance sheet date in accordance with U.S. GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the allowance for credit losses is reduced by the same amount. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	Residential	Commercial		Commercial	Other
Three Months Ended September 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$12,971	$13,605	$809	$171	$—	$27,556
Provision for (recovery of) for credit losses	(710)	(2,109)	52	171	—	(2,596)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	—	—	10	—	—	10
Total net (charge offs) recoveries	—	—	10	—	—	10
Total ending balance	$12,261	$11,496	$871	$342	$—	$24,970
Average gross loans during period	$936,918	$296,632	$5,069	$7,427	$23	$1,246,069
Net (charge offs) recoveries to average gross loans during period	—%	—%	0.20%	—%	—%	—%

	Residential	Commercial		Commercial	Other
Nine Months Ended September 30, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$14,322	$13,550	$1,386	$146	$—	$29,404
Provision for (recovery of) for credit losses	(2,500)	(2,054)	(526)	196	—	(4,884)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	439	—	11	—	—	450
Total net (charge offs) recoveries	439	—	11	—	—	450
Total ending balance	$12,261	$11,496	$871	$342	$—	$24,970
Average gross loans during period	$1,002,124	$265,260	$5,768	$11,110	$32	$1,284,294
Net (charge offs) recoveries to average gross loans during period	0.04%	—%	0.19%	—%	—%	0.04%

	Residential	Commercial		Commercial	Other
Three Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$16,909	$16,728	$2,475	$41	$—	$36,153
Provision for (recovery of) for credit losses	1,307	(2,482)	(752)	40	—	(1,887)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	—	—	1	—	—	1
Total net (charge offs) recoveries	—	—	1	—	—	1
Total ending balance	$18,216	$14,246	$1,724	$81	$—	$34,267
Average gross loans during period	$1,174,052	$228,939	$29,337	$17,796	$23	$1,450,147
Net (charge offs) recoveries to average gross loans during period	—%	—%	—%	—%	—%	—%

	Residential	Commercial		Commercial	Other
Nine Months Ended September 30, 2023	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Balance at the beginning of the period	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—		380
Provision for (recovery of) for credit losses	(4,477)	1,301	(818)	77	—	(3,917)
Net (charge offs) recoveries
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	366	100	3	—	—	469
Total net (charge offs) recoveries	(6,112)	100	3	—	—	(6,009)
Total ending balance	$18,216	$14,246	$1,724	$81	$—	$34,267
Average gross loans during period	$1,261,986	$224,984	$34,153	$7,204	$47	$1,528,374
Net (charge offs) recoveries to average gross loans during period	(0.48)%	0.04%	0.01%	—%	—%	(0.39)%

Our allowance for credit losses at September 30, 2024 was $25.0 million, or 2.04% of total loans held for investment, compared to $29.4 million, or 2.18% of total loans held for investment, at December 31, 2023. In addition, our allowance for credit losses as a percentage of nonaccrual loans was 189% and 329% as of September 30, 2024 and December 31, 2023, respectively. The allowance for credit losses declined as a result of continued improvement in the credit quality of our commercial loan portfolio, which was somewhat mitigated by the increase in our nonperforming residential loans.

Net charge off (recoveries) were $(10) thousand and $(1) thousand during the three months ended September 30, 2024 and 2023. Net charge offs (recoveries) were $(0.5) million and $6.0 million during the nine months ended September 30, 2024 and 2023, respectively. Net charge offs during the nine months ended September 30, 2023 primarily reflects the $6.5 million in charge offs of our recorded investment on residential loans transferred to held for sale.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At September 30,			At December 31,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		Allowance for	Loans in		Allowance for	Loans in
	Allowance	Credit Losses	Each	Allowance	Credit Losses	Each
	for Credit	to Category	Category to	for Credit	to Category	Category to
	Losses	of Loans	Total Loans	Losses	of Loans	Total Loans

	(Dollars in thousands)
Residential real estate	$12,261	1.36%	74%	$14,322	1.32%	80%
Commercial real estate	11,496	3.75%	25%	13,550	5.72%	18%
Construction	871	16.71%	—%	1,386	13.35%	1%
Commercial and industrial	342	4.78%	1%	146	0.92%	1%
Total	$24,970	2.04%	100%	$29,404	2.18%	100%
Nonaccrual loans	$13,187			$8,942
Nonperforming loans (1)	$13,214			$8,973
Total loans	$1,223,737			$1,348,972
Allowance for credit losses to total nonaccrual loans	189%			329%
Allowance for credit losses to total loans	2.04%			2.18%
(1)	Nonperforming loans include loans 90 days or more past due and still accruing interest.

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

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of September 30, 2024 and December 31, 2023, the amortized cost basis of collateral-dependent loans was $3.5 million and $4.0 million, respectively. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis loans.

Modifications to Borrowers Experiencing Financial Difficulty

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the three and nine months ended September 30, 2024.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our available for sale debt securities portfolio at the dates indicated.

	At September 30,		At December 31,
	2024		2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$184,507	$182,536	$253,107	$248,988
Mortgage-backed securities	31,748	28,707	35,757	31,927
Collateralized mortgage obligations	234,992	225,023	151,196	138,157
Collateralized debt obligations	146	143	151	141
Total	$451,393	$436,409	$440,211	$419,213

The size of our available for sale debt securities portfolio (on an amortized-cost basis) increased by $11.2 million, or 3%, to $451.4 million at September 30, 2024. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio. In this regard, during the nine months ended September 30, 2024, we purchased Treasury and Agency securities of $104.6 million and collateralized mortgage obligations of $114.7 million to replace our maturing Treasury securities of $175.0 million to obtain higher rates of interest while still maintaining our targeted duration.

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

We review the debt securities portfolio on a quarterly basis to determine the cause and magnitude of declines in the fair value of each security. At September 30, 2024, gross unrealized losses on debt securities totaled $15.4 million. Our U.S. Treasury and Agency securities, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued or guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, we have not recorded an allowance for credit losses for our available for sale debt securities at September 30, 2024.

Our equity securities consist of an investment in a qualified Community Reinvestment Act investment fund, which is a publicly-traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At September 30, 2024 and December 31, 2023, equity securities totaled $4.8 million and $4.7 million, respectively.

We are required to hold FHLB stock as a condition of our membership in the FHLB system. Our FHLB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par value. At September 30, 2024 and December 31, 2023, we held $18.4 million and $18.9 million, respectively, in FHLB stock.

We are also required to hold FRB stock as a condition of our membership in the Federal Reserve, which is required of us as a covered savings association. Our FRB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par value. At September 30, 2024 and December 31, 2023, we held $9.2 million and $9.0 million, respectively, in FRB stock.

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

	At September 30,	At December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits	$31,276	$35,245
Money market, savings and NOW	1,063,746	1,095,521
Time deposits	972,171	873,220
Total deposits	$2,067,193	$2,003,986

Total deposits were $2.1 billion as of September 30, 2024, an increase of $63.2 million from December 31, 2023. Our time deposits increased by $99.0 million, or 11%. Our money market, savings and NOW deposits decreased by $31.8 million, or 3%, and our noninterest-bearing demand deposits decreased $4.0 million, or 11%, from December 31, 2023. We did not have any brokered deposits at September 30, 2024 and December 31, 2023. Our current strategy is to continue to offer competitive interest rates on our deposit products to maintain our existing customer deposit base and maintain our liquidity.

Our estimated uninsured deposits were $461.1 million, or approximately 22% of total deposits, and $434.4 million, or 22% of total deposits, at September 30, 2024 and December 31, 2023, respectively. The uninsured amounts are estimated based on methodologies and assumptions used for the Bank’s regulatory reporting requirements.

The portion of U.S. time deposit accounts that exceeded the FDIC insurance limit of $250,000 was $108.0 million at September 30, 2024.

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

At September 30, 2024, we had a borrowing capacity of $409.3 million from the FHLB, which included an available line of credit of $20.0 million. We also have available credit lines with other banks totaling $60.0 million. There were no borrowings outstanding on the lines of credit with other banks.

Shareholders’ Equity

Total shareholders’ equity was $334.6 million at September 30, 2024, compared to $327.7 million at December 31, 2023.

Analysis of Results of Operations

General. The Company had a net loss of $(0.1) million for the three months ended September 30, 2024 compared to net income of $0.3 million for the three months ended September 30, 2023. Net income was $1.0 million for the nine months ended September 30, 2024, a decrease of $1.4 million from $2.4 million for the nine months ended September 30, 2023.

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

	As of and for the Three Months Ended September 30,						As of and for the Nine Months Ended September 30,
	2024			2023			2024			2023
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets
Loans(1)
Residential real estate and other consumer	$936,941	$16,005	6.83%	$1,174,075	$17,546	5.98%	$1,002,156	$50,209	6.68%	$1,272,056	$54,310	5.69%
Commercial real estate	296,632	4,160	5.61%	228,939	2,953	5.16%	265,260	10,625	5.34%	225,919	8,336	4.92%
Construction	5,069	150	11.84%	29,337	786	10.72%	5,768	522	12.07%	34,153	2,640	10.31%
Commercial and industrial	7,427	191	10.29%	17,796	378	8.50%	11,110	739	8.87%	7,204	429	7.94%
Total loans	1,246,069	20,506	6.58%	1,450,147	21,663	5.98%	1,284,294	62,095	6.45%	1,539,332	65,715	5.69%
Securities, includes restricted stock(2)	476,506	4,993	4.19%	400,838	3,134	3.13%	459,603	13,769	3.99%	380,886	8,256	2.89%
Other interest-earning assets	650,089	8,855	5.45%	589,267	8,081	5.49%	623,672	25,636	5.48%	514,957	19,890	5.15%
Total interest-earning assets	2,372,664	34,354	5.79%	2,440,252	32,878	5.39%	2,367,569	101,500	5.72%	2,435,175	93,861	5.14%
Noninterest-earning assets
Cash and due from banks	7,038			4,780			5,032			4,497
Other assets	29,906			29,535			29,713			28,085
Total assets	$2,409,608			$2,474,567			$2,402,314			$2,467,757
Interest-bearing liabilities
Money Market, Savings and NOW	$1,077,346	$10,265	3.78%	$1,099,070	$8,930	3.22%	$1,071,565	$29,747	3.70%	$1,027,336	$19,814	2.58%
Time deposits	938,514	10,471	4.43%	907,466	7,461	3.26%	911,464	28,439	4.16%	926,122	19,723	2.85%
Total interest-bearing deposits	2,015,860	20,736	4.08%	2,006,536	16,391	3.24%	1,983,029	58,186	3.91%	1,953,458	39,537	2.71%
FHLB borrowings	—	—	0.00%	50,000	250	1.96%	24,635	367	1.98%	50,000	743	1.99%
Subordinated Notes, net	—	—	0.00%	9,218	243	10.32%	—	—	0.00%	46,370	3,727	10.60%
Total borrowings	—	—	0.00%	59,218	493	3.26%	24,635	367	1.96%	96,370	4,470	6.12%
Total interest-bearing liabilities	2,015,860	20,736	4.08%	2,065,754	16,884	3.24%	2,007,664	58,553	3.89%	2,049,828	44,007	2.87%
Noninterest-bearing liabilities
Demand deposits	31,507			42,355			32,923			45,519
Other liabilities	33,719			48,640			34,000			57,427
Shareholders’ equity	328,522			317,818			327,727			314,983
Total liabilities and shareholders’ equity	$2,409,608			$2,474,567			$2,402,314			$2,467,757
Net interest income and spread(2)		$13,618	1.71%		$15,994	2.15%		$42,947	1.83%		$49,854	2.27%
Net interest margin(2)			2.30%			2.62%			2.42%			2.73%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Three Months Ended			Nine Months Ended
	September 30, 2024 vs. 2023			September 30, 2024 vs. 2023
	Increase (Decrease)		Net	Increase (Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(3,833)	$2,292	$(1,541)	$(12,632)	$8,531	$(4,101)
Commercial real estate	932	275	1,207	1,536	753	2,289
Construction	(710)	74	(636)	(2,505)	387	(2,118)
Commercial and industrial	(254)	67	(187)	255	55	310
Total loans	(3,865)	2,708	(1,157)	(13,346)	9,726	(3,620)
Securities, includes restricted stock	665	1,194	1,859	1,940	3,573	5,513
Other interest-earning assets	833	(59)	774	4,408	1,338	5,746
Total change in interest income	(2,367)	3,843	1,476	(6,998)	14,637	7,639
Change in interest expense:
Money Markets, Savings and NOW	(178)	1,513	1,335	896	9,037	9,933
Time deposits	262	2,748	3,010	(315)	9,031	8,716
Total interest-bearing deposits	84	4,261	4,345	581	18,068	18,649
FHLB borrowings	(250)	—	(250)	(372)	(4)	(376)
Subordinated Notes, net	(243)	—	(243)	(3,727)	—	(3,727)
Total change in interest expense	(409)	4,261	3,852	(3,518)	18,064	14,546
Change in net interest income	$(1,958)	$(418)	$(2,376)	$(3,480)	$(3,427)	$(6,907)

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Net interest income was $13.6 million for the three months ended September 30, 2024, a decrease of $2.4 million, or 15%, from $16.0 million for the three months ended September 30, 2023. The decrease in net interest income reflects the impact of interest expense, primarily on interest-bearing deposits, increasing more than interest income on interest-earning assets during the higher interest rate environment. The prevailing interest rate environment combined with significant competition for deposits resulted in significant disparity between the impact on interest expense compared to interest income. In addition, the decline in net interest income partially reflects the continued reduction in the average balance of our residential mortgage loan portfolio.

Interest income was $34.4 million for the three months ended September 30, 2024, an increase of $1.5 million, or 4%, from $32.9 million for the three months ended September 30, 2023. The increase in interest income was primarily due to the yield earned on the average balance of our interest-earning assets. The yield on the average balance of our loan portfolio increased 60 basis points primarily due to an 85 basis point increase in the yield on our residential real estate loans as the portfolio repriced higher in the higher interest rate environment. The yield on the average balance of our securities increased 106 basis points primarily due to the yield on our recently purchased securities being higher than the yield on the average balance of our securities for the three months ended September 30, 2023. Also contributing to the increase in interest income, the average balance of our securities portfolio of $476.5 million for the three months ended September 30, 2024 increased $75.7 million, or 19%, compared to the three months ended September 30, 2023, and the average balance of our other interest-earning assets, which predominately consists of cash held at the Federal Reserve Bank which earns interest at the federal funds rate less 10 basis points, of $650.1 million for the three months ended September 30, 2024 increased $60.8 million, or 10%, compared to the three months ended September 30, 2023. Partially offsetting the increase in interest income was the decline in interest income earned on our loans since the average balance of our loans decreased $204.1 million, or 14%.

Interest expense was $20.7 million for the three months ended September 30, 2024, an increase of $3.9 million, or 23%, from the three months ended September 30, 2023. Similar to our interest-earning assets, the increase in our interest expense was primarily driven by the change in interest rates. The rate paid on the average balance of interest-bearing deposits increased 84 basis points. We continued to competitively price our deposits in the higher interest rate environment and as competition for deposits significantly increased.

Net interest margin was 2.30% for the three months ended September 30, 2024, down 32 basis points from 2.62% for the three months ended September 30, 2023. The interest rate spread was 1.71% for the three months ended September 30, 2024, down 44 basis points from 2.15% for the three months ended September 30, 2023. Our net interest margin and interest rate spread were negatively impacted during the three months ended September 30, 2024 by higher interest rates paid on our interest-bearing deposits than in the comparable period in 2023, which outpaced the increase in the yield we earned on our interest-earning assets over the same period.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Net interest income was $42.9 million for the nine months ended September 30, 2024, a decrease of $6.9 million, or 14%, from the nine months ended September 30, 2023. The decrease in net interest income primarily reflects interest expense on our interest-bearing deposits increasing more than interest income during this high interest rate environment.

Interest income was $101.5 million for the nine months ended September 30, 2024, an increase of $7.6 million, or 8%, compared to the nine months ended September 30, 2023. The increase in interest income was primarily due to a 58 basis point increase in the yield earned on the average balance of our total interest-earning assets with the rates on residential real estate loans, securities and other interest-earning assets increasing 99 basis points, 110 basis points and 33 basis points, respectively, as these portfolios repriced upward significantly in the higher interest rate environment. Also contributing to the increase in interest income, the average balance of our securities portfolio of $459.6 million for the nine months ended September 30, 2024 increased $78.7 million, or 21%, compared to the nine months ended September 30, 2023, and the average balance of our other interest-earning assets of $623.7 million for the nine months ended September 30, 2024 increased $108.7 million, or 21%, compared to the nine months ended September 30, 2023. Partially offsetting the increase in interest income was the decline in interest income earned on our loans since the average balance of our loans decreased $255.0 million, or 17%.

Interest expense was $58.6 million for the nine months ended September 30, 2024 compared to $44.0 million for the nine months ended September 30, 2023. Similar to our interest-bearing assets, the increase in our interest expense was primarily driven by the change in interest rates. The increase in interest expense was primarily due to an increase in the rate paid on our interest-bearing deposits of 120 basis points from the nine months ended September 30, 2023. Specifically, the average rate paid on money market, savings and NOW accounts, and time deposits increased 112 basis points and 131 basis points, respectively, compared to the nine months ended September 30, 2023, as we continued to competitively price our deposits. Interest expense for the nine ended September 30, 2024 also reflected the elimination of interest expense from our Subordinated Notes, which were redeemed in the third quarter of 2023 and totaled $3.7 million for the nine months ended September 30, 2023.

Net interest margin was 2.42% for the nine months ended September 30, 2024, down 31 basis points from 2.73% for the nine months ended September 30, 2023. The interest rate spread was 1.83% for the nine months ended September 30, 2024, down 44 basis points from 2.27% for the nine months ended September 30, 2023.

Provision for (Recovery of) Credit Losses. The following table presents the components of our provision for credit losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$(2,596)	$(1,887)	$(4,884)	$(3,917)
Off-balance sheet credit exposures	258	(55)	508	(253)
Total	$(2,338)	$(1,942)	$(4,376)	$(4,170)

Our provision for (recovery of) credit losses was $(2.3) million for the three months ended September 30, 2024 compared to $(1.9) for the three months ended September 30, 2023. Our provision for (recovery of) credit losses was $(4.4) million for the nine months ended September 30, 2024 compared to $(4.2) million for the nine months ended September 30, 2023. The recovery of credit losses for the three months ended September 30, 2024 was primarily due to the reduction in the commercial real estate portfolio’s allowance for credit losses reflecting the continued strong credit quality of the portfolio. In addition, the residential mortgage portfolio’s allowance for credit losses declined primarily due to continued reduction in the aggregate principal balance of this portfolio while taking into account the increase in nonperforming residential mortgage loans. The recovery of credit losses for the nine months ended September 30, 2024 was primarily due to the reduction in the commercial real estate portfolio previously discussed as well as a reduction in the allowance for credit losses on our residential loans due to a decline in this portfolio, lower future loss rates on one of our residential loan products and changing economic forecasts used in the model assumptions. Partially offsetting this recovery, we increased the provision for our unfunded commitments.

The recovery for credit losses for each of the three and nine months ended September 30, 2023 primarily reflected the improvement in our overall credit quality, along with the continued reduction of the residential loan portfolio. These factors were offset in part by the increase in substandard commercial real estate loans during the nine months ended September 30, 2023, reflecting overall weakness in the commercial real estate market due to the substantial increase in market interest rates and the potential impact on borrowers’ ability to make scheduled loan payments as these loans reprice or mature.

Non-interest Income. The components of non-interest income were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$69	$97	$(28)	(29)%	$248	$269	$(21)	(8)%
Loss on the sale of investment securities	—	—	—	N/M	—	(2)	2	100%
Gain on sale of loans held for sale	—	—	—	N/M	—	1,695	(1,695)	(100)%
Unrealized gain (loss) on equity securities	160	(137)	297	N/M	94	(137)	231	N/M
Net servicing income	61	107	(46)	(43)%	182	268	(86)	(32)%
Income earned on company‑owned life insurance	84	83	1	1%	251	244	7	3%
Other	5	234	(229)	(98)%	215	236	(21)	(9)%
Total non‑interest income	$379	$384	$(5)	(1)%	$990	$2,573	$(1,583)	(62)%

N/M - not meaningful

Non-interest income was $0.4 million for the three months ended September 30, 2024 and 2023. The fair value of an equity security improved $0.2 million in the third quarter of 2024 as compared to a decline of $0.1 million in the same period in the prior year. The three months ended September 30, 2023 included a gain on the extinguishment of our Subordinated Notes of $0.2 million which was recorded in other non-interest income. Non-interest income was $1.0 million for the nine months ended September 30, 2024, a decrease of $1.6 million from the nine months ended September 30, 2023. The decrease was primarily due to the $1.7 million gain recognized on the sale of loans during the nine months ended September 30, 2023.

Non-interest Expense. The components of non-interest expense were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$8,540	$8,753	$(213)	(2)%	$25,196	$27,437	$(2,241)	(8)%
Occupancy and equipment	2,019	2,110	(91)	(4)%	6,108	6,273	(165)	(3)%
Professional fees	3,005	4,242	(1,237)	(29)%	7,334	10,984	(3,650)	(33)%
FDIC insurance	260	274	(14)	(5)%	784	794	(10)	(1)%
Data processing	715	745	(30)	(4)%	2,190	2,237	(47)	(2)%
Other	1,071	1,578	(507)	(32)%	4,313	5,155	(842)	(16)%
Total non-interest expense	$15,610	$17,702	$(2,092)	(12)%	$45,925	$52,880	$(6,955)	(13)%

Non-interest expense of $15.6 million for the three months ended September 30, 2024 reflected a decrease of $2.1 million compared to the three months ended September 30, 2023, primarily due to a decrease in professional fees and other non-interest expenses. Professional fees were $3.0 million for the three months ended September 30, 2024, a decrease of $1.2 million, or 29%, compared to the three months ended September 30, 2023. Professional fees decreased as the government investigations against the Company and Bank have been resolved despite increased expenses related to the pending Transaction. The Company expects to incur significant expenses for professional fees through the closing of the Transaction.

Salaries and employee benefits expense decreased $0.2 million, or 2% during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease was primarily due to planned staff reductions in various support functions.

Other non-interest expenses decreased $0.5 million or 32% from the three months ended September 30, 2023 primarily due to lower insurance expense and advertising expenditures in 2024.

Non-interest expense of $45.9 million for the nine months ended September 30, 2024, reflected a decrease of $7.0 million compared to the nine months ended September 30, 2023, primarily due to decreases in salaries and employee benefits and professional fees. Professional fees were $7.3 million for the nine months ended September 30, 2024, a decrease of $3.7 million compared to the nine months ended September 30, 2023. Professional fees decreased substantially as the government investigations against the Company and Bank have been resolved which was partially offset by increased expenses related to the pending Transaction. The Company expects to incur significant expenses for professional fees through the closing of the Transaction. In addition, professional fees for the nine months ended September 30, 2023 was favorably impacted by reimbursements received from an insurance carrier of $2.2 million in the first quarter of 2023 for previously incurred legal fees, including advancement of legal expenses of third parties related to the government investigations.

Salaries and employee benefits expense decreased $2.2 million for the nine months ended September 30, 2024 compared to the same period in the prior year. This decrease was primarily due to staff reductions in various support functions. Also favorably impacting the nine months ended September 30, 2024 was a reversal of a liability in defered compensation no longer due to a former executive.

Other non-interest expenses decreased $0.8 million or 16% from the nine months ended September 30, 2023 primarily due to lower advertising expenditures in 2024.

Income Tax Expense. We recorded an income tax expense of $0.9 million for the three months ended September 30, 2024 compared to an income tax expense of $0.3 million for the three months ended September 30, 2023. We recorded an income tax expense of $1.4 million, or an effective tax rate of 59.1%, for the nine months ended September 30, 2024 compared to an income tax expense of $1.4 million, or an effective tax rate of 36.8%, for the nine months ended September 30, 2023. Income tax expense for the three and nine months ended September 30, 2024 includes an additional $0.6 million of income tax expense to reverse a tax position previously taken on the deductibility of interest earned on U.S. government obligations under applicable state tax law. Our effective tax rate varies from the statutory tax rate primarily due to the additional income tax expense recorded in the three months ended September 30, 2024 as previously discussed as well as the impact of non-deductible compensation-related expenses.

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

Our most liquid assets are cash and due from banks and interest-bearing time deposits with other banks. These funds offer substantial resources to meet either new loan demand or to help offset reductions in our deposit funding base. At September 30, 2024 and December 31, 2023, cash and due from banks totaled $710.4 million and $578.0 million, respectively. Interest-bearing time deposits with other banks totaled $5.0 million and $5.2 million at September 30, 2024 and December 31, 2023.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. Our available for sale debt securities totaled $436.4 million and $419.2 million at September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, we purchased Treasury and Agency securities of $104.6 million and collateralized mortgage obligations of $114.7 million to replace our maturing Treasury securities of $175.0 million. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

On May 15, 2024, the FHLB exercised its call right to require repayment of the Company’s long-term fixed rate FHLB advance of $50.0 million with an original maturity date of May 2029. We repaid the FHLB advance with our existing cash funds. The FHLB advance required monthly interest-only payments at 1.96% per annum. Based on our collateral pledged to the FHLB, consisting of certain loans and investment securities, and holdings of FHLB stock, the Company had a borrowing capacity with the FHLB of $409.3 million at September 30, 2024. We also have available credit lines with other banks totaling $60.0 million.

Cash flows from investing activities are primarily impacted by our loan and investment securities activity, as discussed above. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits. During the nine months ended September 30, 2024 and 2023, we originated loans with an aggregate principal balance of $125.0 million and $44.4 million, respectively. Cash flows provided by loan payoffs totaled $175.6 million and $186.9 million during the nine months ended September 30, 2024 and 2023, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. Often, the agreements under which we sell residential mortgage loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has outstanding commitments to repurchase pools of Advantage Loan Program loans sold with an unpaid principal balance of $13.2 million at September 30, 2024. These commitments expire in July 2025. We also have outstanding $11.1 million of Advantage Loan Program loans that could be subject to repurchase at the demand of the investors. In addition, the unpaid principal balance of residential real estate loans, other than Advantage Loan Program loans, sold in the secondary market that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $4.7 million at September 30, 2024. Should additional secondary market investors require us to repurchase a substantial portion of such outstanding loans subject to potential purchase, the cash required to fund these purchases will reduce our liquidity.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.1 billion at September 30, 2024, an increase of $63.2 million, from December 31, 2023. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position though we have not used brokered deposits during the past four years. At September 30, 2024, time deposits due within one year were $903.8 million, or 44% of total deposits. At December 31, 2023, time deposits due within one year were $761.7 million, or 38% of total deposits. In addition, we estimated our total uninsured deposits were approximately 22% of total deposits at September 30, 2024. Also, cash flows from financing activities included the repayment of a FHLB advance of $50 million in May 2024 as discussed above.

We are a party to financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to make loans and standby letters of credit that are not reflected in our condensed consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the condensed consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At September 30, 2024, we had unfunded commitments to extend credit totaling $25.3 million and standby letters of credit outstanding of $24 thousand.

The Company is a separate and distinct legal entity from the Bank, and, on a parent company-only basis, the Company’s primary source of funding is dividends received from the Bank. Federal banking regulations limit the dividends that may be paid by the Bank. Regulatory approval is required if the Bank’s total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years, or the Bank would not be at least “adequately capitalized” under applicable regulations following the distribution. Federal banking regulations also limit the ability of the Bank to pay dividends under other circumstances. After receipt of the OCC approval, the Bank paid a cash dividend of $3.0 million to the Company during the three and nine months ended September 30, 2024.

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

The Company and the Bank are subject to minimum capital adequacy requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis. At September 30, 2024, the Company and the Bank met all regulatory capital requirements to which they were subject. The Company and Bank satisfied the requirements of the CBLR framework with leverage capital ratios of 14.18% and 13.72%, respectively, compared to the requirement for these ratios to be greater than 9%, and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirements. For further information regarding our regulatory capital requirements, refer to Note 12—Regulatory Capital Requirements to our condensed consolidated financial statements included in “Item 1. Financial Statements.”

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning September 30, 2024 and December 31, 2023. The table below demonstrates that we are asset sensitive at September 30, 2024 and December 31, 2023. The base net interest income decreased primarily due to the asset mix of the balance sheet with the reduction of our loan portfolio, which was replaced with lower yielding cash. Sensitivity to rising interest rates increased as a result of the repricing of our residential loan and fixed-rate Treasury portfolios, and sensitivity to declining interest rates decreased due to the growth of our short-term time deposits.

	At September 30,		At December 31,
	2024		2023
	Estimated		Estimated
	12-Months		12-Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$63,915	8%	$62,356	1%
100	61,926	4%	62,560	1%
0	59,411	—	61,652	—
−100	57,908	(3)%	60,057	(3)%
−200	56,863	(4)%	57,636	(7)%

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

The following table presents, as of September 30, 2024 and December 31, 2023, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE increased from December 31, 2023 primarily from Residential loan valuation improvements related to the lower yield curve. The balance sheet was less sensitive to rising interest rates at September 30, 2024 due primarily to curve-related effects on residential loan values. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At September 30,		At December 31,
	2024		2023
	Economic		Economic
	Value		Value
Change in Interest Rates (Basis Points)	of Equity	Change	of Equity	Change

	(Dollars in thousands)
200	$288,405	(11)%	$261,202	(17)%
100	309,596	(4)%	293,190	(6)%
0	322,741	—	313,220	—
−100	331,746	3%	322,399	3%
−200	337,599	5%	326,171	4%

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our Chief Executive Officer and our Chief Financial Officer, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al.

On October 7, 2022, the Company and the Bank commenced an action against the Bank’s founder and controlling shareholder, Scott Seligman, and other nominal defendants, in the United States District Court for the Eastern District of Michigan styled Sterling Bank and Trust, F.S.B. and Sterling Bancorp, Inc. vs. Scott Seligman, et al., No. 2:22-cv-12398-SFC-DRG (E.D. Mich.). On September 25, 2024, the Company and the Bank entered into a Settlement Agreement and General Release with Scott Seligman, pursuant to which, among other things, the Company and the Bank agreed to dismiss their action, and Scott Seligman agreed to irrevocably discharge and release the Company and the Bank from any and all claims and covenanted not to sue the Company or the Bank on any and all claims, including claims with respect to the Company’s entrance into, approval and adoption of the Stock Purchase Agreement and Plan of Dissolution.

ITEM 1A. RISK FACTORS

Except as described herein, there are no material changes from the risk factors as disclosed in the Company’s 2023 Form 10-K.

Risks Related to the Transaction

The announcement and pendency of the Transaction may adversely affect our business, financial condition, and results of operations.

Uncertainty about the effect of the Transaction on our associates, clients, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Transaction is completed. These risks to our business include the following, among others, all of which may be exacerbated by a delay in the completion of the Transaction: (i) the impairment of our ability to attract, retain, and motivate our employees; (ii) the diversion of significant management time and attention from ongoing business operations towards the completion of the Transaction; (iii) difficulties maintaining relationships with clients, suppliers and other business partners; (iv) delays or deferments of certain business decisions by our clients, suppliers and other business partners; (v) the inability to pursue alternative business opportunities or make appropriate changes to our business because the Transaction requires us to, subject to certain exceptions, conduct business in the ordinary course of business and to not engage in certain kinds of transactions prior to the completion of the Transaction without the prior written consent of EverBank, even if such actions could prove beneficial; (vi) litigation relating to the Transaction and the costs and uncertainties related thereto; and (vii) the incurrence of significant costs, expenses, and fees for professional services and other Transaction costs in connection with the Transaction.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.

The completion of the Transaction is conditioned on the receipt of all required regulatory approvals, the continuation of such regulatory approvals in full force and effect, the expiration of any applicable waiting periods relating to such regulatory approvals, and the absence of any material burdensome condition from such regulatory approvals. Even if the required regulatory approvals are received, the approvals may impose terms, conditions, limitations, obligations, or costs, may place restrictions on the conduct of our business or the conduct of EverBank’s business after the closing, or may require changes to the terms of the Transaction. There can be no assurance that regulators will not impose any such terms, conditions, limitations, obligations, restrictions or changes or that such terms, conditions, limitations, obligations, restrictions or changes will not have the effect of delaying the completion of the Transaction. In addition, there can be no assurance that any such terms, conditions, limitations, obligations, restrictions or changes will not result in the termination of the Stock Purchase Agreement and abandonment of the Transaction.

The Federal Reserve and the OCC take into consideration a number of factors when reviewing bank merger and acquisition proposals under the Bank Holding Company Act of 1956 and the Bank Merger Act, respectively. These factors include the effect of the transaction on competitiveness in affected banking markets, the financial and managerial resources of the companies and banks involved (including consideration of the capital adequacy, liquidity, and earnings performance, as well as the competence, experience and integrity of the officers, directors and principal shareholders, and the records of compliance with applicable laws and regulations) and future prospects of the combined organization. The Federal Reserve and the OCC also consider the effectiveness of the applicant in combatting money laundering, the convenience and needs of the communities to be served, as well as the extent to which the proposal would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Neither the Federal Reserve nor the OCC may approve a proposal that would have significant adverse effects on competition or on the concentration of resources in any banking market.

The Stock Purchase Agreement may be terminated in accordance with its terms, and the Transaction may not be completed.

The Stock Purchase Agreement is subject to a number of conditions which must be fulfilled in order to complete the Transaction. Those conditions include: (i) the approval of the Stock Purchase Agreement, the Transaction and the Plan of Dissolution by the affirmative vote of a majority of all the votes entitled to be cast on such matters by holders of our common stock, (ii) the absence of any law, statute, rule, regulation, executive order, decree, ruling, injunction (whether temporary, preliminary or permanent) or other order which has the effect of restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Transaction, and (iii) the receipt of the regulatory approvals with respect to the Stock Purchase Agreement, the Transaction and the bank merger by the Federal Reserve and the OCC as described above. In addition, EverBank’s obligation to complete the Transaction is also subject to the following conditions: (i) the sale by the Bank of its portfolio of residential tenant-in-common loans to Bayview and receipt by the Bank of the purchase price specified in such agreement and (ii) the average daily closing balance of the Bank’s deposits for the monthly period ending on the last day of the month before closing is not less than 85% of the average daily closing balance of such deposits for the monthly period ending on July 31, 2024. Each party’s obligation to complete the Transaction is also subject to certain additional conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (b) performance in all material respects by the other party of its obligations under the Stock Purchase Agreement.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Transaction may not be completed. In addition, the parties can mutually decide to terminate the Stock Purchase Agreement at any time, before or after the shareholder approval. Also, either EverBank or we may elect unilaterally to terminate the Stock Purchase Agreement in certain circumstances.

Failure to complete the Transaction could negatively impact us.

If the Transaction is not completed for any reason, including as a result of our shareholders failing to approve the Transaction or as a result of the failure to obtain all needed regulatory approvals, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our clients and associates.

For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Transaction. Additionally, termination of the Transaction would likely have a negative effect on our market price. We also could be subject to litigation related to any failure to complete the Transaction or to proceedings commenced against us to perform our obligations under the Transaction. If the Stock Purchase Agreement is terminated under certain circumstances, including if the Company terminates the Stock Purchase Agreement to accept a superior proposal or if EverBank terminates the Stock Purchase Agreement after the board of directors changes its recommendation for shareholders to vote in favor of the Stock Purchase Agreement, we would be required to pay to EverBank a termination fee of up to $9,135,000.

Additionally, we expect to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Stock Purchase Agreement, as well as the costs and expenses of preparing, filing, printing, and mailing a proxy statement, and all filing and other fees paid in connection with the Transaction. If the Transaction is not completed, we would have to pay a large portion of these expenses without realizing the expected benefits of the Transaction.

We will be subject to business uncertainties and contractual restrictions while the Transaction is pending.

Uncertainty about the effect of the Transaction on associates and clients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel pending completion of the Transaction, and could cause clients and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to the closing, and we are restricted from making certain acquisitions and taking other specified actions without the consent of EverBank. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Transaction.

The Stock Purchase Agreement contains provisions that could discourage a potential competing acquiror that might be willing to pay more to acquire or merge with us.

The Stock Purchase Agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by our board of directors, engage in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals. These provisions, which include a termination fee of up to $9,135,000 payable by us under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring the Company, the Bank or a significant part of the Bank’s assets from considering or proposing that acquisition even if it were prepared to pay a consideration with a higher per share price to our shareholders than what is contemplated in the Transaction, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Shareholder litigation could prevent or delay the completion of the Transaction or otherwise negatively impact our business and operations.

One or more of our shareholders may file lawsuits against us and/or our directors and officers in connection with the Transaction. One of the conditions to the closing is the absence of any law, statute, rule, regulation, executive order, decree, ruling, injunction (whether temporary, preliminary or permanent) or other order which has the effect of restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Transaction. If any plaintiff were successful in obtaining an injunction prohibiting us from completing the Transaction, then such injunction may delay or prevent the effectiveness of the Transaction and could result in significant costs to us, including any cost associated with the indemnification of our directors and officers. If a shareholder lawsuit is filed in connection with the Transaction, we may incur costs in connection with the defense or settlement of such lawsuit. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the completion of the Transaction.

Risks Related to the Plan of Dissolution

We cannot assure you as to the timing, amount, or number of distributions, if any, to be made to our shareholders.

Our current intention is that, if our shareholders approve the Plan of Dissolution at the Special Meeting, the Company would file a certificate of dissolution with the Michigan Department of Licensing and Regulatory Affairs; however, the Company’s board of directors would retain the discretion to determine not to proceed with the dissolution in its sole discretion and, if it does proceed with the dissolution, would have discretion as to the timing of the filing of the certificate of dissolution. No further shareholder approval would be required to effect the dissolution. However, if the board of directors determines prior to complete distribution of the Company’s assets that the dissolution is not in the Company’s best interest or in the best interest of our shareholders, the board of directors may, in its sole discretion, abandon the dissolution and terminate the Plan of Dissolution, subject to approval by the Company’s shareholders. Revocation of the dissolution would require the board of directors to adopt a resolution revoking dissolution which would then require shareholder approval under Michigan law.

Under the Michigan Business Corporation Act (the “MBCA”), a dissolved corporation continues its existence after dissolution for such period as is necessary to complete the winding down of its affairs, including the payment of its debts, obligations and other liabilities and the distribution of its remaining assets to its shareholders. Any action, suit or proceeding begun by or against the corporation before or during the wind down period does not terminate by reason of the dissolution, and for the purpose of any such action, suit or proceeding, the corporation will continue beyond the dissolution until any related final judgments, orders or decrees are rendered, without the necessity for any special direction by the applicable court. A dissolved corporation must pay or make provision for the payment (or reservation of funds as security for payment) of its debts, obligations and liabilities and claims against the corporation in accordance with the applicable provisions of the MBCA before the distribution of remaining assets to the corporation’s shareholders.

Any distribution to our shareholders will not occur until after the certificate of dissolution is filed, and we cannot predict with certainty the timing, amount, or number of any such distributions, or whether any such distributions will occur, as uncertainties as to the ultimate amount and scope of our liabilities, the operating costs and amounts to be set aside for claims, debts, obligations and provisions during the dissolution and wind down process, and the related timing to complete the wind down of our affairs, make it impossible to predict with certainty the actual net cash amount, if any, that will ultimately be available for distribution to shareholders or the timing of any such distributions. Among other things, our potential liabilities that may require provision could include those relating to indemnification obligations, if any, to third parties or to our current and former officers and directors, and to resolve any shareholder or other litigation that may emerge, even though none is now pending or to our knowledge threatened. Examples of uncertainties that could reduce the value of distributions to our shareholders include: the incurrence by the Company of expenses relating to the dissolution being different than estimated; unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims that may be threatened against us or our current or former directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the dissolution and wind down process.

If it was determined by a court that we failed to make adequate provision for expenses, debts, obligations and liabilities or if the amount required to be paid in respect of such expenses, debts, obligations and liabilities exceeded the amount available from the reserve, a creditor could seek an injunction against the making of liquidating distributions under the Plan of Dissolution on the grounds that the amounts to be distributed were needed to provide for the payment of expenses and liabilities. Any such action could delay, substantially diminish or negate the cash distributions contemplated to be made to shareholders under the Plan of Dissolution.

In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance, severance payments, payments to service providers and any continuing employees or consultants, taxes, legal, accounting and consulting fees, costs associated with maintaining the listing of our common stock, and/or its delisting, and expenses related to our filing obligations with the SEC and/or others, which will reduce any amounts available for distribution to our shareholders. As a result, we cannot assure you as to the amounts, if any, that may ultimately be distributable or distributed to our shareholders if the Transaction is completed and the board of directors proceeds with the dissolution. If our shareholders do not approve the Plan of Dissolution, we will not be able to proceed with the dissolution and no liquidating distributions will be made in connection therewith.

It is the current intent of the board of directors, assuming approval of the dissolution and the Plan of Dissolution, that any cash will first be used to pay our outstanding current liabilities and obligations (including all transaction expenses incurred in connection with the negotiation and consummation of the Stock Purchase Agreement and any claims or demands received by the Company on behalf of any of its shareholders), and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors, before such cash, if any remains, will be available for distribution to shareholders.

The board of directors will determine, in its sole discretion, the timing and number of the distributions of the remaining amounts, if any, to our shareholders in the dissolution. We can provide no assurance as to if or when any such distributions will be made, and we cannot provide any assurance as to the amounts, if any, that may ultimately be distributable or distributed to our shareholders in any such distributions, if any are to be made. Shareholders may receive substantially less than the amount that we currently estimate that they may receive, or they may receive no distribution at all.

Our shareholders may be liable to third parties for part or all of the amount received from us in our liquidating distributions if cash reserves are inadequate.

If the dissolution becomes effective, we are required to establish a cash reserve designed to satisfy any additional claims and obligations that may arise. Any reserve may not be adequate to cover all of our claims and obligations. Under the MBCA, in the event we fail to create an adequate reserve for the payment of expenses and liabilities and amounts have been distributed to the shareholders under the Plan of Dissolution, creditors may be able to pursue claims against shareholders directly to the extent that they have claims co-extensive with such shareholders’ receipt of liquidating distributions. Accordingly, in such event, a shareholder could be required to return part or all of the distributions previously made to such shareholder, and a shareholder could ultimately receive nothing from us under the Plan of Dissolution. Moreover, if a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a shareholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

Our shareholders of record will not be able to buy or sell shares of our common stock after we close our stock transfer books at the effective time of the dissolution.

If the board of directors determines to proceed with the dissolution, we intend to close our stock transfer books and discontinue recording transfers of our common stock at the effective time of the dissolution. After we close our stock transfer books, we will not record any further transfers of our common stock on our books except at our sole discretion by will, intestate succession, or operation of law. Therefore, shares of our common stock will not be freely transferable after the effective time. As a result of the closing of the stock transfer books, all liquidating distributions in the dissolution will likely be made to the same shareholders of record as the shareholders of record as of the effective time.

We plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which may substantially reduce publicly available information about us. If the exit process is protracted, we will continue to bear the expense of being a public reporting company despite having no source of revenue.

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time consuming. We plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we may continue to be required to file Current Reports on Form 8-K to disclose material events, including those related to the dissolution, and other reports, including an Annual Report on Form 10-K for the year ending December 31, 2024. Accordingly, we may continue to incur expenses that will reduce any amount available for distribution, including expenses of complying with public company reporting requirements and paying our service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

The loss of key personnel could adversely affect our ability to efficiently dissolve, delist, liquidate, and wind down.

We intend to rely on a few individuals in key management roles and contractor support to dissolve, delist from Nasdaq, liquidate our remaining assets, and wind down operations. Loss of one or more of these key individuals, or inability to contract with essential personnel, could hamper the efficiency or effectiveness of these processes, and may substantially increase the cost of the dissolution as we may need to rely on the services of third party restructuring and consulting firms to assist with the wind down and dissolution.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended September 30, 2024, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended September 30, 2024, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased (1)	per Share	Programs	Plans or Programs (2)
July 1 - 31, 2024	43,883	$5.23	—	$19,568,117
August 1 - 31, 2024	—	—	—	19,568,117
September 1 - 30, 2024	383	5.75	—	19,568,117
Total	44,266	$5.23	—
(1)	These shares were acquired from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended September 30, 2024.
(2)	In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At September 30, 2024, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program.

We are currently required to obtain approval of the FRB prior to engaging in a repurchase of our common stock other than a purchase of shares to satisfy income tax withholding requirements.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed /Furnished Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2.1	Stock Purchase Agreement, dated as of September 15, 2024, by and among Sterling Bancorp, Inc., Sterling Bank and Trust, F.S.B. and EverBank Financial Corp		8-K		2.1	09/17/2024

2.2	Mortgage Loan Purchase Agreement, dated as of September 15, 2024, by and between Sterling Bank and Trust, F.S.B. and Bayview Acquisitions LLC		8-K		2.2	09/17/2024

2.3	Plan of Dissolution, as approved by the board of directors of Sterling Bancorp, Inc. on September 15, 2024		8-K		2.3	09/17/2024

10.1+	Change of Control Agreement, dated as of September 3, 2024, by and between Sterling Bank and Trust, F.S.B. and Karen Knott		8-K		10.1	09/03/2024

10.2	Voting and Support Agreement, dated as of September 15, 2024, by and among EverBank Financial Corp, Sterling Bancorp, Inc., and K.I.S.S. Dynasty Trust No. 9		8-K		10.1	09/17/2024

10.3	Voting and Support Agreement, dated as of September 15, 2024, by and among EverBank Financial Corp, Sterling Bancorp, Inc., and K.I.S.S. Bank Stock Trust		8-K		10.2	09/17/2024

10.4+	Change of Control Agreement, dated as of June 21, 2023, by and between Sterling Bank and Trust, F.S.B. and Eleni Willis	X

31.1	Section 302 Certification — Chief Executive Officer	X

31.2	Section 302 Certification — Chief Financial Officer	X

32.1*	Section 906 Certification — Chief Executive Officer	X

32.2*	Section 906 Certification — Chief Financial Officer	X

101.INS**	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2024		STERLING BANCORP, INC.
(Registrant)

	By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KAREN KNOTT
Karen Knott Chief Financial Officer (Principal Financial and Accounting Officer)