Form 10-K
period 2024-12-31
Sterling Bancorp, Inc.
filed 2025-03-14
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2024, based on last sale price as reported on the NASDAQ Stock Market on that date, was approximately $92.1 million.

At February 28, 2025, 52,298,918 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2025 Annual Meeting of the Shareholders, to be filed within 120 days of December 31, 2024, or included in an amendment to this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

STERLING BANCORP, INC.

2024 ANNUAL REPORT ON FORM 10-K

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Sterling,” “we,” “our,” “us” or “the Company” refer to Sterling Bancorp, Inc., a Michigan corporation, and its subsidiary, Sterling Bank and Trust, F.S.B., which we sometimes refer to as “Sterling Bank,” “the Bank” or “our Bank.”

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, including any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “would,” or the negative versions of those words or other comparable words or phrases of a future or forward-looking nature, though the absence of these words does not mean a statement is not forward-looking. All statements other than statements of historical facts, including but not limited to statements regarding the economy and financial markets, threatened litigation, credit quality, the regulatory scheme governing our industry, competition in our industry, interest rates, our liquidity, our business and our governance, are forward-looking statements. We have based the forward-looking statements in this Annual Report on Form 10-K primarily on current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. These forward-looking statements are not historical facts, and they are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements.

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

Risks Related to the Transaction

•	The impact of the pendency of the Transaction on our current business and contractual restrictions
•	The receipt of regulatory approvals and any unanticipated additional conditions that regulators may impose in order to close the Transaction
•	The Stock Purchase Agreement being terminated or the Transaction not completed, and the impact of such on our business
•	Shareholder litigation that could prevent or delay the completion of the Transaction

Risks Related to the Plan of Dissolution

•	The timing and ultimate amount of distributions to shareholders and potential shareholder liability to third parties for part or all of the liquidating distributions if cash reserves are inadequate
•	The inability of shareholders to buy or sell shares of our common stock after the effective time of the dissolution

Risks Related to the Economy and Financial Markets

•	The effects of fiscal and monetary policies and regulations of the federal government and Board of Governors of the Federal Reserve System (the “FRB”)
•

Economic disruptions due to significant changes to the size, structure, powers and operations of the federal government and macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe and the effect of changes in the economic and political relations between the U.S. and other nations

•

Changes in the state of the general economy and the financial markets and U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their effects on the demand for our loan services

Risks Related to Credit

•

The credit risks of lending activities, including changes in the levels of delinquencies and nonperforming assets, changes in the financial performance and/or economic condition of our borrowers and our concentration in residential real estate loans and the geographic concentration of our loans and operations in California

•	The potential insufficiency of our allowance for credit losses to cover current expected credit losses in our loan portfolio

Risks Related to Interest Rates

•	Negative impacts of future changes in interest rates

Risks Related to Liquidity

•	Our ability to ensure we have adequate liquidity and to obtain external financing on favorable terms, or at all, in the future
•	The quality of our real estate loans and our ability to sell our loans to the secondary market

•	Our deposit account balances that exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits may expose the Bank to enhanced liquidity risk

Risks Related to Our Highly Regulated Industry

•

The extensive laws and regulations affecting the financial services industry, changes in banking and securities laws and regulations and their application by our regulators, including as a result of the recent bank failures

•	Failure to comply with banking laws and regulations and enforcement priorities of the federal bank regulatory agencies

Risks Related to Competition

•	Strong competition within our market areas or with respect to our products and pricing
•	Our ability to keep pace with technological change and introduce new products and services
•	Compliance with the Plea Agreement and the effect of the Plea Agreement on our reputation and ability to raise capital

Other Risks Related to Our Business

●	Our operational, technological and organizational infrastructure, including the effectiveness of our enterprise risk management framework at mitigating risk and loss to us
●	Operational risks from a high volume of financial transactions and increased reliance on technology, including risk of loss related to cybersecurity or privacy breaches and the increased frequency and sophistication of cyberattacks
●	The effects of natural disasters on us and our California borrowers and the adequacy of our business continuity and disaster recovery plans
●	Environmental, Social and Governance matters, including climate change and related legislative and regulatory matters and Diversity, Equity and Inclusion matters
●	The reliance of our critical accounting policies and estimates, including for the allowance for credit losses, on analytical and forecasting techniques and models
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC

Risks Related to Governance Matters

●	The Seligman family’s ability to influence our operations and control the outcome of matters submitted for shareholder approval
●	Our ability to pay dividends

The foregoing risk factors should not be construed as an exhaustive list and should be read in conjunction with the cautionary statements that are included under “Cautionary Note Regarding Forward-Looking Statements” above and elsewhere in this Annual Report on Form 10-K, as well as the items set forth under “Item 1A. Risk Factors.”

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a unitary thrift holding company incorporated in 1989 and headquartered in Southfield, Michigan and our primary business is the operation of our wholly-owned subsidiary, Sterling Bank. Through Sterling Bank, we currently originate commercial real estate loans and commercial and industrial loans, and provide deposit products, consisting primarily of checking, savings and term certificate accounts. Historically, the Company’s largest asset class has been residential mortgage loans; however, the Bank suspended all residential loan originations in early 2023. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan. In February 2024, the Company closed one of its branches in San Francisco and consolidated the operations into a nearby branch office. In October 2024, the Company published notice of the planned closing of the branch office located at the Company’s headquarters in Southfield, Michigan in connection with the closing of the sale of the Bank (as described below).

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

Sale of the Bank and Dissolution of the Company

On September 15, 2024, the Company and the Bank entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with EverBank Financial Corp, a Delaware corporation (“EverBank”), which provides for the Company to sell all of the issued and outstanding shares of capital stock of the Bank to EverBank for a fixed purchase price of $261 million to be paid in cash to the Company (the “Transaction”). Following the completion of the Transaction, EverBank will cause the Bank to merge with and into EverBank, National Association, the bank subsidiary of EverBank, with EverBank, National Association as the surviving bank. Following the bank merger, the separate corporate existence of the Bank will cease.

Also on September 15, 2024, the Company’s board of directors unanimously approved a plan of dissolution (the“Plan of Dissolution”), which provides for the dissolution of the Company under Michigan law following the closing of the Transaction. The Company intends to file a certificate of dissolution with the Michigan Department of Licensing and Regulatory Affairs, and subject to first completing the wind down of the Company and paying or providing for the Company’s creditors and existing and reasonably foreseeable debts, liabilities, and obligations of and claims against the Company (including all transaction expenses incurred in connection with the negotiation and consummation of the Stock Purchase Agreement and any claims or demands received by the Company on behalf of any of its shareholders) in accordance with Michigan law and the Plan of Dissolution, distribute the remaining cash to its shareholders according to their respective rights and interests, in one or more distributions.

The Company’s shareholders approved the Stock Purchase Agreement, the Transaction and the Plan of Dissolution at a Special Meeting of Shareholders held on December 18, 2024. The Transaction is expected to close early in the second quarter of 2025. The Transaction is subject to customary closing conditions, including the receipt of required regulatory approvals. On March 13, 2025, the Company received approval for the Transaction from the Office of the Comptroller of the Currency. The Transaction remains subject to the receipt of approval from the Board of Governors of the Federal Reserve System. In addition, EverBank’s obligation to complete the Transaction is also subject to the following conditions: (i) the sale by the Bank of its portfolio of residential tenant-in-common loans (“TIC loans”) (with an aggregate principal balance of approximately $349 million at December 31, 2024) and receipt by the Bank of the purchase price specified in such agreement and (ii) the average daily closing balance of the Bank’s deposits for the monthly period ending on the last day of the month before closing is not less than 85% of the average daily closing balance of such deposits for the monthly period ending on July 31, 2024.

Simultaneously with the execution of the Stock Purchase Agreement, the Bank entered into the mortgage loan purchase agreement (the “Mortgage Loan Purchase Agreement”) with Bayview Acquisitions LLC, a Delaware limited liability company (“Bayview”). The Mortgage Loan Purchase Agreement provides that Bayview will purchase the Bank’s residential tenant-in-common loans for an aggregate purchase price equal to 87% of the aggregate unpaid principal balance of the loans on the agreed upon purchase date plus all accrued and unpaid interest. The Bank’s obligation to consummate the sale contemplated by the Mortgage Loan Purchase Agreement is subject to certain conditions, including the receipt by the Bank of evidence of the shareholder and regulatory approvals required for the Transaction. As of December 31, 2024, the residential tenant-in-common loans were not held for sale as the Bank’s intent to liquidate its tenant-in-common loan portfolio is based upon its ability to close the Transaction and receipt of the required approvals for the Transaction. The closing of the loan sale is to occur after receipt of all regulatory approvals for the Transaction and shortly prior to the closing of the Transaction.

Subsidiaries

The Company’s only subsidiary is the Bank.

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

Historically, our most significant product was our Advantage Loan Program, and this former loan product—one-, three-, five- or seven-year adjustable-rate mortgages that required down payments of at least 35%—continues to be the largest portion of our gross loans, comprising 52% of our residential loans at December 31, 2024. An internal review of this program indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including with respect to the verification of income, the amount of income reported for borrowers, reliance on third parties, and related documentation, which led to the termination of the program. We discontinued originating loans under the Advantage Loan Program at the end of 2019.

To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2024, we had repurchased such loans with an aggregate principal balance of $309.1 million and had outstanding commitments to repurchase an additional $11.1 million through July 2025. At December 31, 2024, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties, including loans subject to binding repurchase commitments, totaled $20.8 million.

Another significant residential loan product we previously offered was our TIC loans, which are similar to traditional co-op loans. Our primary market areas of San Francisco and Los Angeles contain a substantial number of two- to six-unit residential buildings and a large amount of condominium conversions. Through our TIC loan program, we offered loans to owners of individual units within the building based on their relative ownership share. At December 31, 2024, we had total outstanding TIC loans of $349.0 million. Our TIC loans generally consisted of three-, five- and seven-year adjustable-rate mortgages. We also offered conventional conforming fixed-rate loans with terms of either 15, 20, or 30 years for mortgages at the Federal Housing Finance Agency limits for those markets where we originated loans. The bulk of our conforming mortgage loans were originated with the intent to sell, after which we typically retained the servicing rights to these loans. In addition, we had a jumbo loan program for residential real estate loans of up to $2.5 million, for which we offered both fixed and adjustable rates. Across our portfolio, our adjustable-rate mortgage loans are based on a 30-year amortization schedule and generally interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. Interest rates on our adjustable-rate loans adjust to a rate typically equal to 350 to 450 basis points above the one-year secured overnight financing rate (“SOFR”) or adjust to a rate based on the U.S. Treasury one- and five- year constant maturity Treasury rate.

Across our residential portfolio, our loan-to-value ratio (defined as current loan amount compared to appraised value at the time of loan origination) was 49% as of December 31, 2024. For discussion regarding risks particular to our residential real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit.”

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

Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by hotels, office, industrial, retail, multifamily and mixed-use properties. We focus on properties within or contiguous to our branch footprint, focusing on borrowers with income-producing properties, strong cash flow characteristics and strong collateral profiles. Our loan-to-value policy limit is 75% for commercial real estate loans. Income producing commercial real estate loans are subject to a minimum debt service coverage ratio at origination which varies by property type. At December 31, 2024, commercial real estate loans totaled $296.5 million, 37% of which are secured by multifamily properties. At December 31, 2024, approximately 57% of our commercial real estate loan portfolio consisted of adjustable-rate loans with an average reset of 31 months. For discussion regarding the risks particular to our commercial real estate loans, see “Item 1A. Risk Factors—Risks Related to Credit.”

Construction Loans. We previously originated construction loans in greater frequency, but we currently originate such loans on a limited basis, generally in connection with the Bank’s CRA considerations. We have $2.5 million of construction loans on our balance sheet at December 31, 2024, which are comprised primarily of residential construction, commercial construction and mixed-use development loans. Interest reserves are generally established on construction loans. The interest reserve allows the borrower to draw loan funds to pay interest charges on the outstanding balance of the loan when financial condition precedents are met. These construction loans are typically based on the prime rate of interest and have maturities of up to 36 months. Our most recent loan-to-value policy limits are 70% for commercial construction loans and 40% for land loans.

Commercial and Industrial Loans. We also offer commercial and industrial loans consisting of certain term loans and commercial lines of credit to businesses and individuals for business purposes. The commercial and industrial portfolio totaled $7.4 million at December 31, 2024. These term loans are secured by inventory, equipment, accounts receivable, other assets and in some instances by commercial real estate properties. These loans are typically extended to finance companies or other non-bank lenders with terms of less than 5 years. Also, our commercial lines of credit are typically secured by real estate, inventory, equipment, accounts receivable and other assets.

Investment Portfolio

As of December 31, 2024, the fair value of our investment portfolio totaled $342.8 million, with an average effective yield of 3.51%, and the estimated duration on the fixed income portion of our investment portfolio (fair value of $338.1 million) is 1.98 years. The primary objectives of the investment portfolio are to provide liquidity, generate economic value, be responsive to cash needs and assist in managing interest rate risk. As of December 31, 2024, 45% of our investment portfolio consists of U.S. Treasury and Agency securities, with the balance in mortgage-backed securities, collateralized mortgage and debt obligations and equity securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity.

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

Market Area

The primary markets in which we operate are the San Francisco and Los Angeles metropolitan areas, and our 25-branch network in these areas is our core distribution channel. In addition, we have one branch in New York City and our headquarters branch in Southfield, Michigan. In October 2024, the Company published notice of the planned closing of the branch office located at the Company’s headquarters in Southfield, Michigan in connection with the closing of the Transaction. We strive to take advantage of our core footprint and deep-rooted relationships to target local customers with a diversified product offering. Our local branch network enables us to gather deposits, promote the Sterling brand and customer loyalty, originate loans and other products and maintain relationships with our customers through regular community involvement.

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

HUMAN CAPITAL RESOURCES

Overview

Our culture remains focused on integrity, inclusion, continuous learning and synergy as the Company continues to build on the employee experience. The Company’s approach to human capital issues at this time is informed by the Transaction and the need to retain certain employees in order to accomplish the goals of the Company and the Bank given the proposed Transaction and the wind down of the Company following the Transaction.

In 2024, we continued to focus on initiatives that promote employee engagement through the introduction of technology to improve communication and transparency with our employment practices. In 2024, we established a management-level Human Resources committee that performs annual reviews of related policies and ongoing survey activities. The Company continues to be invested in building a culture of engagement that promotes giving back to our shareholders, employees and the communities we serve. Collaboration and teamwork remain at the core of our focus.

As of December 31, 2024, we had a total of 216 full time and seven part time employees, located predominately in California, Michigan and New York, a net reduction of 32 employees from December 31, 2023. This represents a reduction in the employee base due to certain planned reductions during 2024 to obtain further operating efficiencies, some expected employee attrition following the announcement of the Transaction and voluntary resignations because of the highly competitive job market in our California locations. Our employees are not represented by a collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relationship with our employees is built on trust, transparency, and inclusivity and because of that, we continue to have a dedicated and engaged workforce.

Culture and Engagement

We strive to amplify the employee voice through communication using multiple channels, one being the employee engagement survey. We conducted our annual employee engagement survey in August 2024 and overall participation was 74%. In addition to the survey, we have published an internal news bulletin on a quarterly basis to inform employees of what is happening at the Company and recognize employees and teams for their contributions at work, in our communities and with our customers. Overall, our culture is one that promotes our core competencies, and we will continue to build on integrity, continuous learning and synergy.

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

As of December 31, 2024, 55% of employees were female, and 62% identified within an ethnically diverse group. Within the employees at the level of assistant vice president or higher, 54% were female and 54% identified within an ethnically diverse group. We are committed to providing a workplace that is free of harassment and discrimination by taking proactive measures and providing all employees with non-discrimination and sexual harassment prevention training on an annual basis. We continue to support and provide diversity training to all employees to increase cultural competency and collaboration.

We believe in having a workforce in which employees feel valued, empowered and that they are making a positive difference within our communities, workplace and within the lives of the customers we serve.

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

We strive to offer competitive pay, benefits and services to meet the needs of our employees. In 2024, we continued to offer competitive benefits to all employees. Our benefits include health care, a 401(k) plan with an employer matching contribution, financial education and counseling, partial tuition reimbursement, wellness initiatives (including programs designed to help our employees meet their health goals) and paid time off. We continue to offer over 600 technical and professional development courses and educational reimbursement for approved external training opportunities. Our goal is to promote a culture of continuous learning in which employees are developing both interpersonally and professionally to meet their career goals.

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

As a unitary thrift holding company, Sterling Bancorp is required to comply with the rules and regulations of the FRB. As a company that controls a depository institution that has elected to operate as a covered savings association, Sterling Bancorp is treated for most regulatory purposes as a bank holding company. We are required to file certain reports with the FRB and are subject to examination by and the enforcement authority of the FRB. Sterling Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. However, upon completion of the Transaction, Sterling Bancorp will no longer be a registered thrift holding company and therefore will not be required to comply with applicable federal banking laws and the rules and regulations of the FRB thereunder.

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

Further, the federal banking agencies have in recent years increased their focus on banks’ third-party risk management controls and practices. In 2023, the federal banking agencies, including the OCC, adopted interagency guidance on risk management of third-party relationships. The guidance applies broadly to any business agreement between a banking organization and another entity, by contract or otherwise (including affiliated entities), and requires banking organizations to analyze the risks associated with each third-party relationship and establish effective governance and risk management processes for all stages of a third-party relationship, including planning, due diligence and third-party selection, contract negotiation, ongoing monitoring and termination. Additionally, on July 25, 2024, the federal banking agencies issued a joint statement on banks’ arrangements with third parties to deliver bank deposit products and services which identified the agencies’ expectations for risk management controls relating to such arrangements. See “Item 1A. Risk Factors - Other Risks Related to Our Business” for additional discussion of this topic.

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

As discussed above, by opting into the CBLR framework, we are not required to meet minimum standards under the risk-based capital rules implemented by the federal banking agencies pursuant to the Dodd-Frank Act. Instead, maintaining a Tier 1 leverage ratio of greater than 9.0% is considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements. Tier 1 leverage ratio is defined as Tier 1 capital to average total consolidated assets ratio. At December 31, 2024, the Company and the Bank met the requirement to have a Tier 1 leverage ratio greater than 9.0%.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of December 31, 2024, the Bank was in compliance with the loans-to-one borrower limitations.

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

In October 2023, the federal banking agencies issued a joint final rule to revise the regulations implementing CRA. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank is considered a “large bank” under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low- and moderate-income communities. On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule. The injunction extends the effective date of April 1, 2024, and all other implementation dates, on a day-for-day basis until the injunction is lifted. While the federal banking agencies are appealing the district court’s decision, to date the injunction remains in effect and implementation of the final rule is delayed indefinitely. Compliance with the majority of the final rule’s provisions otherwise would not have been required until January 1, 2026, and the data reporting requirements of the final rule would not have taken effect until January 1, 2027.

The CRA, the Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has, in recent years, been a priority for the Consumer Financial Protection Bureau (the “CFPB”), the Department of Housing and Urban Development and other regulators. Under the fair lending laws, a lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Pursuant to a Memorandum of Understanding entered into by the DOJ and CFPB, the agencies have agreed to share information and coordinate investigations and have also generally committed to strengthen their coordination efforts, including in respect of fair lending investigations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all institution-affiliated parties, including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive, formal agreement (such as the agreement described below) or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day (with such amounts subject to periodic adjustments based upon rates of inflation). The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

As discussed above under “Item 1. Business-General” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Bank entered into the OCC Agreement on June 18, 2019 and was under formal investigation. Further, on September 27, 2022, the Bank was assessed a $6 million civil money penalty by the OCC with regard to the Bank’s credit underwriting processes and Bank Secrecy Act (“BSA”) and AML laws and regulations (“BSA/AML”) compliance controls relating to its Advantage Loan Program, resolving the OCC’s investigation of the Bank. In connection with such assessment, the OCC determined that the Bank had implemented all corrective actions required by OCC Agreement, and as a result, such agreement was terminated.

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

As discussed in “Capital Requirements” section above, a qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework is considered to have met the well capitalized ratio requirements under prompt corrective action regulations and is not required to calculate or report risk-based capital ratios. Under the CBLR framework, which each of Sterling Bancorp and Sterling Bank has elected to adopt as of January 1, 2023, a Tier 1 leverage ratio of greater than 9.0%, calculated on a consolidated basis, is considered to have met the well capitalized ratio requirements applicable to each entity. Sterling Bancorp and Sterling Bank each satisfied this requirement as of December 31, 2024.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 21/2 to 45 basis points of each institution’s total assets less tangible capital. However, in 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

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

Supervisory Assessments. OCC-chartered banks are required to pay supervisory assessments to the OCC to fund its operations. The amount of the assessment paid by a federally-chartered bank to the OCC is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the OCC. For the 2024 calendar year, the OCC elected to maintain its general assessment schedule from calendar year 2023 with no adjustments for inflation. However, for the 2025 calendar year, the OCC increased the marginal rates in the general assessment fee schedule for assets under $40 billion by a factor of 2.65 percent to account for inflation.

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

The other state privacy laws that exempt GLBA-protected personal information also apply to personal information that we may collect from consumers through initial contacts such as through our website or phone inquiries, before such consumers have applied for or received any financial services or products from us. With respect to residents of the states that have such laws, our obligations are similar to those we have under the CCPA with respect to residents of California.

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

Recent and ongoing developments may also impact our data security- and privacy-related internal controls and risk profile. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information. IDIs with between $1.5 billion and $3 billion in total assets, including Sterling Bank, are required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge may delay or halt the final rule’s implementation.

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

On June 28, 2024 FinCEN issued a proposed rule to strengthen and modernize financial institutions’ AML and Countering the Financing of Terrorism (“CFT”) programs. Key requirements of the proposed rule include (1) conducting periodic risk assessments to measure AML/CFT risks; (2) designating a qualified AML/CFT officer; and (3) periodic testing of the AML/CFT program by an independent internal or external party. The proposed rule would also require that a financial institution’s AML/CFT program be established, maintained and enforced by persons in the United States who are accessible to, and subject to oversight and supervision by, the secretary of the Treasury and the appropriate federal functional regulator. Additionally, as noted above, President Trump has issued multiple Executive Orders addressing federal agency rulemaking priorities and processes that may have the effect of inhibiting or delaying future rulemaking activity, including in this area.

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

In 2023, the OCC, the FDIC and the FRB jointly finalized principles for climate-related financial risk management for banking organizations with more than $100 billion in total assets. Although these risk management principles do not apply to the Bank directly based upon our current size, the regulators have indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is further formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements. The Trump Administration has publicly discussed rolling back federal initiatives to address climate change. Accordingly, it is uncertain at this time whether these risk management expectations will continue to be applied to relevant banking organizations.

In addition, states in which we conduct business have taken, or are considering taking, similar actions on climate-related financial risks. In consideration of the anticipated shift in federal climate-related initiatives, it is possible that the states in which we operate may be more active than in previous years in establishing and enforcing climate-related risk management expectations for financial institutions.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. On May 6, 2024, the FDIC, the OCC and the FHFA issued a notice of proposed rulemaking to address incentive-based compensation arrangements. The proposed rule includes general qualitative requirements applicable to all covered financial institutions as well as additional requirements for financial institutions with total consolidated assets of $50 billion or more. The general qualitative requirements include (1) prohibiting incentive-based compensation arrangements that encourage inappropriate risks; (2) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (3) establishing requirements for performance measures to appropriately balance risk and reward; (4) requiring board oversight of incentive compensation arrangements; and (5) appropriate recordkeeping. The prospects and timing for the adoption of the proposed rule remain uncertain because both the Federal Reserve and the SEC have not joined the proposal. Additionally, as noted above, President Trump has issued multiple Executive Orders addressing federal agency rulemaking priorities and processes that may have the effect of inhibiting or delaying future rulemaking activity, including in this area.

Pursuant to the SEC rule adopted in 2022 and the related Nasdaq listing rule approved by the SEC thereafter, we adopted an incentive-based compensation recovery (or “clawback”) policy to recover incentive-based compensation from current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of our clawback policy has previously been filed with the SEC.

The FRB will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Sterling Bancorp, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-

management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the federal banking agencies’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Impact of Presidential and Congressional Elections on Recent Rulemaking. Control of the White House and the U.S. Congress shifted to the Republican Party in January 2025 as a result of the November 2024 Presidential and Congressional elections. President Trump and many Republican members of Congress have advocated for a significant reduction of financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. The new Administration and Congress may also cause broader economic changes due to shifts in governing ideology and governing style. In consideration of these factors, it is possible, though uncertain, that Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the Biden administration, particularly the actions taken in the past year. Of note, since assuming office, President Trump has issued multiple Executive Orders addressing federal agency rulemaking priorities and processes as part of a broader deregulation and government efficiency initiative. In light of these actions, future rulemaking initiatives, as well as the agencies’ priorities regarding enforcement of existing rules, regulations and orders, is uncertain at this time.

Further, the FDIC, OCC and CFPB have experienced changes in leadership under the new Administration; however, the timing and impact of each such change in leadership on the regulatory, enforcement and supervisory priorities of each agency are not fully known at this time. It is therefore unclear at the present time what effect the aforementioned changes will have on the banking industry.

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

Federal Home Loan Bank System

Sterling Bank is a member of the FHLB system, which consists of 11 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis and was in compliance with this requirement at December 31, 2024. Based on redemption provisions of the FHLB of Indianapolis, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Indianapolis stock.

Federal Reserve Bank System

Sterling Bank is a member of its regional Federal Reserve Bank. As a covered savings association, the Bank is required to acquire and hold shares of capital stock of the Federal Reserve Bank of Chicago and was in compliance with this requirement at December 31, 2024. Based on the redemption provisions of the Federal Reserve Bank of Chicago, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Reserve Bank of Chicago stock.

Business Continuity Management

The Company is required to implement and maintain business continuity and disaster recovery plans to ensure its resilience and continued operations in the event of significant business disruptions related to cybersecurity events, natural disasters, pandemics, and other potentially catastrophic events. Such plans generally focus on banks’ critical business functions and are intended to be aligned with banking organizations’ risk profiles and roles within the overall financial services sector. Plans must contain proactive measures to safeguard banking organizations’ employees, customers, information systems, networks and facilities and establish response and recovery procedures in the event of significant business disruptions.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a unitary thrift holding company such as Sterling Bancorp unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a unitary thrift holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as in our case, the company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

On September 17, 2024, the FDIC, the OCC and the DOJ, each announced new rules and policy statements impacting their bank merger review processes. Among these actions, the FDIC approved a final statement of policy on bank merger transactions and the OCC approved a final rule updating the agency’s regulations for business combinations involving national banks and federal savings associations. The OCC’s final rule modifies its procedures for reviewing bank merger applications under the Bank Merger Act applications, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC’s final rule also includes a new policy statement that addresses the substantive standards that it will use to evaluate bank merger applications, including indicators that point in favor of likely approval or rejection. The FDIC's statement of policy adopts a principles-based approach and clarifies its policies and expectations in the evaluation of bank merger transactions subject to FDIC approval under the Bank Merger Act. However, Acting FDIC Chairman Travis Hill has indicated the possibility of withdrawing the new statement of policy, and it is unclear whether the OCC under anticipated new leadership will reconsider its new regulation and policy statement.

Concurrent with the FDIC and OCC announcements, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum.

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

Risks Related to the Transaction

The pendency of the Transaction may adversely affect our business, financial condition, and results of operations.

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

The Federal Reserve and the OCC take into consideration a number of factors when reviewing bank merger and acquisition proposals under the Bank Holding Company Act of 1956 and the Bank Merger Act, respectively. These factors include the effect of the transaction on competitiveness in affected banking markets, the financial and managerial resources of the companies and banks involved (including consideration of the capital adequacy, liquidity, and earnings performance, as well as the competence, experience and integrity of the officers, directors and principal shareholders, and the records of compliance with applicable laws and regulations) and future prospects of the combined organization. The Federal Reserve and the OCC also consider the effectiveness of the applicant in combatting money laundering, the convenience and needs of the communities to be served, as well as the extent to which the proposal would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Neither the Federal Reserve nor the OCC may approve a proposal that would have significant adverse effects on competition or on the concentration of resources in any banking market. On March 13, 2025, the Company received approval for the Transaction from the Office of the Comptroller of the Currency. The Transaction remains subject to the receipt of approval from the Board of Governors of the Federal Reserve System.

The Stock Purchase Agreement may be terminated in accordance with its terms, and the Transaction may not be completed.

The Stock Purchase Agreement is subject to a number of conditions which must be fulfilled in order to complete the Transaction. Those conditions include: (i) the approval of the Stock Purchase Agreement, the Transaction and the Plan of Dissolution by the affirmative vote of a majority of all the votes entitled to be cast on such matters by holders of our common stock (which approval was obtained at a special meeting of shareholders held on December 18, 2024), (ii) the absence of any law, statute, rule, regulation, executive order, decree, ruling, injunction (whether temporary, preliminary or permanent) or other order which has the effect of restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Transaction, and (iii) the receipt of the regulatory approvals with respect to the Stock Purchase Agreement, the Transaction and the bank merger by the Federal Reserve and the OCC as described above. In addition, EverBank’s obligation to complete the Transaction is also subject to the following conditions: (i) the sale by the Bank of its portfolio of residential tenant-in-common loans to Bayview and receipt by the Bank of the purchase price specified in such agreement and (ii) the average daily closing balance of the Bank’s deposits for the monthly period ending on the last day of the month before closing is not less than 85% of the average daily closing balance of such deposits for the monthly period ending on July 31, 2024. Each party’s obligation to complete the Transaction is also subject to certain additional conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (b) performance in all material respects by the other party of its obligations under the Stock Purchase Agreement. On March 13, 2025, the Company received approval for the Transaction from the Office of the Comptroller of the Currency. The Transaction remains subject to the receipt of approval from the Board of Governors of the Federal Reserve System.

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

If the Transaction is not completed for any reason, including as a result of the failure to obtain all needed regulatory approvals or if terminated by either party if the closing has not occurred on or before June 30, 2025, unless otherwise extended, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our clients and associates.

For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Transaction. Additionally, termination of the Transaction would likely have a negative effect on our market price. We also could be subject to litigation related to any failure to complete the Transaction or to proceedings commenced against us to perform our obligations under the Transaction. If the Stock Purchase Agreement is terminated under certain circumstances, we would be required to pay to EverBank a termination fee of up to $9,135,000.

Additionally, we expect to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Stock Purchase Agreement, as well as the costs and expenses of all filing and other fees paid in connection with the Transaction. If the Transaction is not completed, we would have to pay a large portion of these expenses without realizing the expected benefits of the Transaction.

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

In November 2024, the Company received a books and records demand (the “Books and Records Demand”) from a purported Company shareholder pursuant to the Michigan Business Corporation Act which requests an array of documents for the purported purposes of investigating the decisions that led to, and other information with respect to, the Company’s execution of the Stock Purchase Agreement. Should such purported shareholder commence an action against the Company, there is no assurance that we would be successful in any defense thereof. Any such action may have a material adverse impact on our financial condition and results of operation and on the total amount of liquidating distributions to shareholders pursuant to the Plan of Dissolution.

Risks Related to the Plan of Dissolution

We cannot assure you as to the timing, amount, or number of distributions, if any, to be made to our shareholders pursuant to the Plan Dissolution.

Our current intention is that the Company would file a certificate of dissolution with the Michigan Department of Licensing and Regulatory Affairs upon the closing of the Transaction; however, the Company’s board of directors would retain the discretion to determine not to proceed with the dissolution in its sole discretion and, if it does proceed with the dissolution, would have discretion as to the timing of the filing of the certificate of dissolution. No further shareholder approval would be required to effect the dissolution. However, if the board of directors determines prior to complete distribution of the Company’s assets that the dissolution is not in the Company’s best interest or in the best interest of our shareholders, the board of directors may, in its sole discretion, abandon the dissolution and terminate the Plan of Dissolution, subject to approval by the Company’s shareholders. Revocation of the dissolution would require the board of directors to adopt a resolution revoking dissolution which would then require shareholder approval under Michigan law.

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

Any distribution to our shareholders will not occur until after the certificate of dissolution is filed, and we cannot predict with certainty the timing, amount, or number of any such distributions, or whether any such distributions will occur, as uncertainties as to the ultimate amount and scope of our liabilities, the operating costs and amounts to be set aside for claims, debts, obligations and provisions during the dissolution and wind down process, and the related timing to complete the wind down of our affairs, make it impossible to predict with certainty the actual net cash amount, if any, that will ultimately be available for distribution to shareholders or the timing of any such distributions. Among other things, our potential liabilities that may require provision could include those relating to indemnification obligations, if any, to third parties or to our current and former officers and directors, and to resolve any shareholder or other litigation that may emerge, including in connection with the Books and Records Demand. Examples of uncertainties that could reduce the value of distributions to our shareholders include: the incurrence by the Company of expenses relating to the dissolution being different than estimated; unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims that may be threatened against us or our current or former directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the dissolution and wind down process.

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

It is the current intent of the board of directors that any cash will first be used to pay our outstanding current liabilities and obligations (including all transaction expenses incurred in connection with the negotiation and consummation of the Stock Purchase Agreement and any claims or demands received by the Company on behalf of any of its shareholders), and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors, before such cash, if any remains, will be available for distribution to shareholders.

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

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time consuming. We plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we may continue to be required to file Current Reports on Form 8-K to disclose material events, including those related to the dissolution, and other reports. Accordingly, we may continue to incur expenses that will reduce any amount available for distribution, including expenses of complying with public company reporting requirements and paying our service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

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

Risks Related to the Economy and Financial Markets

As a business operating in the financial services industry, our business, financial condition and results of operations may be adversely affected in numerous and complex ways by economic conditions and fiscal and monetary policies and regulations of the federal government and the FRB.

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

In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on eleven separate occasions, citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure. In the third and fourth quarters of 2024, however, the FOMC pivoted and lowered the federal funds rate from 5.50% to 4.50% based principally on reduced levels of inflation and labor market factors. At its January 29, 2025 meeting, the FOMC decided to maintain the target range for the federal funds rate at 4.25% to 4.50%.

As of December 31, 2024, various economic indicators suggested that real GDP had expanded solidly throughout 2024. The unemployment rate had increased, on net, but remained low relative to historic norms. Consumer price inflation, as measured by the 12-month change in the price index for personal consumption expenditures, had moved lower compared to its peak level in 2023, approaching the Federal Reserve’s 2 percent inflation objective. Against the backdrop of restrictive monetary policy, the U.S. economy had stronger-than-expected GDP growth, loosening of tight labor markets and falling inflation in 2024. While this positive growth may continue in 2025, some economists are projecting that, due to emerging policy risks such as stricter immigration policies and trade tariffs, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2025. For instance, the U.S. Bureau of Economic Analysis projects that real GDP will decrease modestly in 2025. Any such downturn in economic output, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. According to the Federal Reserve's November 2024 Financial Stability Report, several economic indicators suggest that commercial real estate prices still remain high relative to fundamentals while market delinquency rates are elevated. However, the outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a high interest rate environment and continued higher prices for commodities, goods and services. In any case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain; however, some degree of instability in the commercial real estate markets is expected in the coming quarters as loans continue to be refinanced in markets with higher vacancy rates under current economic conditions. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.

The Trump Administration has commenced efforts to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of artificial intelligence and other advanced technologies within the public and private sectors. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe could have a negative impact on our business, financial condition and results of operations.

Our business and operations are also sensitive to global business and economic conditions. Accordingly, macroeconomic and geopolitical challenges, uncertainties and volatility occurring across the globe may have a negative impact on our business and results of operations. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, ramifications of conflicts including the Russia-Ukraine conflict, Israeli-Palestinian conflict, the recent coup in Syria and other conflicts and government turmoil in the Middle East and Europe, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control.

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

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

The Trump Administration, during its first term from 2017 to 2021, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. President Trump again has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. During his election campaign, President Trump indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blanket tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue.

The above and other potential tariffs and trade restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

Volatility in the banking sector, triggered by the failures of several larger banks in 2023, has resulted in agency rulemaking activities and changes in agency policies and priorities that could subject the Company and the Bank to enhanced government regulation and supervision.

After the significant bank failures that occurred in 2023, the federal banking agencies enhanced their scrutiny of the banks’ risk management practices, including liquidity risk management. The agencies concluded that a significant contributing factor to the failures of such institutions was the concentration of uninsured deposits, coupled with inadequate prudential regulation and supervision of regional banking organizations, poor management and inadequate risk management practices. Accordingly, the agencies enacted or proposed a variety of regulations and issued supervisory guidance to address these issues, including proposed Basel III “endgame” regulations, bank merger guidelines, long-term debt requirements, corporate governance and risk management standards for larger institutions, restrictions on banks’ acceptance of brokered deposits, and funding and liquidity risk management. Continued regulatory concern over possible future bank failures may lead to further governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. However, the prospects and timing of these regulatory changes under the new Presidential Administration and Congress are unclear at this time.

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

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. In 2023, Congress narrowly averted two separate government shutdowns by passing continuing resolutions. Again in 2024, Congress averted two more government shutdowns at the last minute. In part due to repeated debt- limit political standoffs and last-minute resolutions, in 2023 Fitch downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA, and the rating remained unchanged as of December 31, 2024. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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

At December 31, 2024 and 2023, one-to-four family residential real estate loans amounted to $849 million and $1.1 billion, or 73% and 80%, respectively, of our total gross loans. Our nonperforming residential real estate loans increased from $9.0 million at December 31, 2023 to $13.2 million at December 31, 2024. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. For example, in our residential lending markets in California, the current unemployment rate is higher than the national average. If borrowers are unable to meet their loan repayment obligations, our results of operations would be materially and adversely affected. In addition, a decline in residential real estate values as a result of an economic downturn in the markets we serve would reduce the value of the real estate collateral securing these types of loans. Such declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a risk of loss if we sought to recover on defaulted loans by selling the real estate collateral.

Our commercial real estate loans are subject to credit risks, including changes in operating cash flows from the underlying properties or businesses, that may adversely impact our results of operations and financial condition.

At December 31, 2024, our commercial real estate loans totaled $296.5 million, or 26% of our total gross loans. Commercial real estate loans generally have more risk than residential real estate loans and generally have a larger average size compared to other types of loans, so losses incurred on a small number of commercial loans could have a disproportionate and material adverse impact on our financial condition and results of operations. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations, vacancies or other events not under the control of the borrower. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

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

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of December 31, 2024, approximately 75% of our loan portfolio was based in California with concentrations in the San Francisco and Los Angeles metropolitan areas of 52% and 23%, respectively. If the local California economies, and particularly local real estate markets, decline, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Similarly, catastrophic natural events such as earthquakes or wildfires, such as the wildfires that recently impacted Southern California, could have a disproportionate effect on our financial condition. More, an ongoing financial slowdown within the technology industry may pose unique financial hardships to the San Francisco Bay Area due to industry concentration in the region, thus impacting the overall regional economy. As a result of this lack of geographic diversification in our loan portfolio, a downturn in the local economies generally and in real estate markets specifically could significantly reduce our profitability and growth and have a material adverse effect on our results of operations and financial condition.

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

To help address the impact of the COVID-19 pandemic on the economy and financial markets, in March 2020 the FOMC reduced the benchmark federal funds rate to a target range of 0% – 0.25%, and the yields on 10- and 30-year Treasury notes declined to historic lows. However, in light of elevated inflation, a strong labor market and supply chain disruptions at the time, the FOMC significantly increased the target range for the federal funds rate from 0.00% – 0.25% to 5.25% – 5.50% over the period from March 2022 to July 2023, as the FOMC believed such increases in the target range would be appropriate to return target inflation to 2% over time. As of January 29, 2025, the date of the FOMC’s most recent meeting, the target range for the federal funds rate was 4.25% to 4.50%, which is down from the recent peak of 5.25% to 5.50% prior to the FOMC meeting in September 2024. It remains uncertain whether the FOMC will further reduce the target range for the federal funds rate to stimulate economic activity and promote job growth or leave the rate at its relatively elevated level for an additional prolonged period of time.

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

The interest we earn on our assets is primarily from our residential real estate loans, which comprises 73% of our total gross loans at December 31, 2024 and 49% of the interest earned from all of our interest-earning assets for the year ended December 31, 2024. At December 31, 2024, 98% of our residential real estate loan portfolio and 87% of our total loan portfolio were adjustable-rate loans. To that end, 69% of our adjustable-rate residential real estate loans’ repricing dates are currently scheduled to occur within the next 12 months, 25% after 12 months and up to 60 months, and 6% thereafter. Accordingly, our existing loan portfolio may reprice into the prevailing lower market rates in a lower interest rate environment.

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

Our balance sheet is currently in an asset-sensitive position. In the event of a significant decrease of the target federal funds rate by the FOMC in response to improved inflation outlook, we may not be able to lower our deposit rates at a similar pace in order to avoid significant deposit withdrawals as customers seek the highest yield possible for their funds. A significant, rapid decrease in interest rates could affect (i) the demand of our deposit products; (ii) our liquidity position if our depositors were to withdraw their funds; (iii) the expected yield of our loan portfolio and debt securities; (iv) the average duration of our loan portfolio and debt securities; (v) the fair value of our financial assets and liabilities; and (vi) our balance sheet mix and composition. In addition, the lack of robust loan originations will inhibit our ability to reinvest loan prepayments that occur as interest rates decline in interest earning assets at the higher end of the yield curve, thus either narrowing our interest rate spread and net interest margin or resulting in further significant decline in the size of our balance sheet. As a result, interest income may decline much more quickly in response to market rate declines than our interest expense, which would reduce our net interest income and adversely impact our financial condition and results of operations.

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our investment securities to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits such as money market funds, we will lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Moreover, depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. In the event such restrictions on interest rates paid on deposits become applicable to us, we may need to reduce our interest rates paid on a segment of our deposits, which could result in deposit withdrawals. In addition, as of December 31, 2024, approximately 23% of our total deposits are not FDIC-insured, and a significant portion of those deposits could be withdrawn in the event of volatile economic conditions. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher cost borrowings.

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

From time to time, we manage our liquidity and balance sheet risk by selling loans in our mortgage portfolio into the secondary market. If the market for our mortgages were to contract or our counterparties were to lose confidence in our asset quality, we would lose a key piece of our liquidity strategy and would need to find alternative means to manage our liquidity that may be less effective. In addition, in connection with residential mortgages packaged for sale in the secondary market, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. To avoid the uncertainty of audits and inquiries by third-party investors in Advantage Loan Program loans sold to the secondary market, beginning at the end of the second quarter of 2020, we commenced making offers to each of those investors to repurchase 100% of our previously sold Advantage Loan Program loans. As of December 31, 2024, we had repurchased such loans with an aggregate unpaid principal balance of $309.1 million and had outstanding commitments to repurchase an additional $11.1 million through July 2025. At December 31, 2024, the unpaid principal balance of residential mortgage loans sold under the Advantage Loan Program that were subject to potential repurchase obligations for breach of representations and warranties totaled $20.8 million. If we experience loan repurchase demands in excess of what we have anticipated, our liquidity, capital ratios and financial condition may be materially and adversely affected.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.

In the aftermath of the significant bank failures that occurred in 2023, the federal banking agencies have enhanced their scrutiny of banks’ liquidity risk management. The agencies concluded that a significant contributing factor to the failures of the institutions in 2023 was the proportion of the deposits held by each institution that exceeded FDIC insurance limits. Noting that uninsured deposits accounted for nearly 47 percent of domestic deposits in 2021, the FDIC stated that large concentrations of uninsured deposits increase the potential for bank runs and can threaten financial stability. In the months preceding and following these failures, many large depositors withdrew deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and, in many instances, moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).

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

To that end, the federal banking agencies, including the FDIC and OCC, issued an interagency policy statement in July 2023 to underscore the importance of robust liquidity risk management and contingency funding planning. In the policy statement, the regulators noted that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change. As of December 31, 2024, approximately 23% of our total deposits of $2.0 billion were not insured by the FDIC. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits, and this spread may be exacerbated by higher prevailing interest rates.

In addition, because the fair value of our available for sale investment securities decreases when interest rates increase, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. At December 31, 2024, our accumulated other comprehensive loss related to unrealized net losses on investment securities was $13.5 million, which currently does not impact our regulatory capital ratios. However, should we sell all or a material portion of our investment securities portfolio to increase liquidity in the face of depositor withdrawals in the current interest rate environment, we may recognize significant losses that would, in turn, reduce our regulatory capital position. Under such circumstances, we may access funding from sources such as the FRB’s discount window to manage our liquidity risk and mitigate the risk to our regulatory capital position.

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

The Dodd-Frank Act, among other things, imposed new capital requirements on thrift holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act also established the CFPB as an independent entity within the FRB, which was granted broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Company. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

The CFPB has adopted strict enforcement policies in respect of the fair lending laws and the prohibition against unfair, deceptive and abusive acts and practices.

The CFPB was granted broad rulemaking authority to administer the provisions of the Dodd-Frank Act regarding financial institutions that offer covered financial products and services to consumers. The CFPB was directed under the Dodd-Frank Act to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

The CFPB pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters under the Biden Administration, specifically including fair lending, credit reporting, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. In addition, with the recent change in Administration, there have been, and likely will continue to be, corresponding changes in the leadership and senior staff of the CFPB. The Trump Administration has taken steps to halt the CFPB’s operations and receipt of funds, pause supervision, enforcement and rulemaking activity, drastically reduce staff, and terminate the CFPB’s agreements with service providers. Certain of the Administration’s actions are subject to ongoing litigation; however, in any event, significant changes to the agency’s policies, tactics and interpretations are expected. In addition, the new Administration and Congress may seek to fundamentally restructure the CFPB and/or limit the scope and reach of the CFPB’s authority. The extent and timing of any such changes and any resulting impact on our business and financial results cannot be predicted at this time.

There is likely no immediate impact arising from the above-described developments because the Bank has suspended the origination of residential loans. However, should the Bank recommence residential lending, the CFPB’s policies and guidance would likely increase the Bank’s compliance costs or result in additional compliance risk.

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

As a result of the 2024 Presidential and Congressional elections, Republicans are currently able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. However, the Republican Party holds slim majorities in each of the Senate and the House of Representatives. Accordingly, the prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

The recent turnover of the Presidential Administration has resulted in numerous changes in the leadership and senior staffs of the OCC, the FDIC, the CFPB, the SEC and the Treasury Department. These changes are expected to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies, including the possible reversal of a number of final and proposed rules and policy statements promulgated under the Biden Administration. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a federally chartered savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. All institutions insured by the FDIC must publicly disclose their rating. As discussed in “Item 1. Business - Supervision and Regulation - Federal Banking Regulation - CRA and Fair Lending Laws,” in October 2023, the federal banking agencies issued a joint final rule to revise the regulations implementing CRA. The Bank is considered a “large bank” under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing and community development services tests in respect of our compliance with the statute and rule. The final rule also imposes certain data reporting requirements that will apply to the Bank. Implementation of the final rule has been stayed pending the resolution of litigation against the federal banking agencies challenging their authority to adopt the final rule; however, in the event that the final rule is upheld in its current form, we expect to incur increased compliance costs, and we may be exposed to compliance-related risks after the final rule has been implemented in full.

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

In 2024, the FDIC, the OCC and the DOJ announced changes to their bank merger review processes in 2024 in response to President Biden’s Executive Order on Promoting Competition in the American Economy. The FDIC approved a final statement of policy on bank merger transactions and the OCC approved a final rule updating the agency’s regulations for business combinations involving national banks and federal savings associations. The OCC’s final rule modifies its procedures for reviewing bank merger applications under the Bank Merger Act applications, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC’s final rule also includes as an appendix a policy statement which includes a list of characteristics of a merger transaction that the OCC would consider to be consistent or inconsistent with approval. The FDIC and the OCC take a similar risk-based approach to bank merger transactions, although there are some differences in how the FDIC and the OCC would consider each statutory factor under the Bank Merger Act. Each agency applies varying levels of enhanced scrutiny to transactions involving or resulting in institutions with $50 billion or more in total assets. However, Acting FDIC Chairman Travis Hill has announced the FDIC’s withdrawal of this statement of policy, and it is unclear whether the OCC will consider its new regulation and policy statement.

In addition, the DOJ withdrew from the 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which includes a bank merger addendum. The new Chairman of the FTC has indicated that the 2023 Merger Guidelines will, until further notice, remain in effect.

With regard to CFPB rulemaking activity addressing financial transaction data portability, in October 2023, the CFPB announced a proposed rule regarding personal financial data rights that is designed to promote data portability and “open banking.” The adoption of a final rule, which is uncertain given the change in Administration and leadership of the CFPB, could result in increased volatility of consumer accounts and expose the Company to additional operational, strategic, regulatory and compliance risks.

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

Our ability to grow in the future relies in part on growth in the communities we serve and our ability to develop relationships in particular locations, and we expect to continue to face strong competition from competitors in all of our markets. If we fail to compete effectively against our competitors, we may be unable to expand our market share in our existing markets, and we may be unable to retain our existing market share in key growth markets or in those markets in which we have traditionally had a strong presence. Failure to protect our market share on a regional level or to grow our market share in key growth markets and product categories could have a material adverse effect on our overall market share and on our profitability. Furthermore, we suspended all residential loan originations in early 2023.

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

We are a community bank, and our reputation is one of the most valuable components of our business. Negative publicity over the past five years regarding the Advantage Loan Program, including our criminal conviction for securities fraud pursuant to the terms of the Plea Agreement, has caused substantial damage to our reputation in the communities we serve, and the outcome of the government investigations may further damage our reputation. Significant harm to our reputation can arise from various other sources, including officer, director or employee misconduct; actual or perceived unethical behavior; conflicts of interest; security breaches; litigation or regulatory outcomes; compensation practices; failing to deliver minimum or required standards of service and quality; failing to address customer and agency complaints; compliance failures; unauthorized release of personal, proprietary, sensitive or confidential information due to cyberattacks or otherwise; perception of our ESG practices and disclosures; and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by institutions or individuals in the industry also can adversely affect our reputation indirectly, by association. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may affect our business prospects. All of these could adversely affect our growth, results of operations and financial condition.

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

In addition, as a result of the guilty plea and criminal conviction pursuant to our Plea Agreement with the DOJ, we fall within the “bad actor” disqualification provisions of Regulation A and Regulation D under the Securities Act, which prohibit an issuer from offering or selling securities in a private placement that rely on such exemptions. See “-Risks Related to Liquidity” for further detail. Furthermore, if the Company were to breach the Plea Agreement, the Company would be subject to prosecution for any known or newly discovered criminal violations, including additional charges. In such an event, our ability to develop or introduce new loan products would once again be curtailed and become uncertain, which would have an adverse impact on our business and results of operations.

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

Cyberattacks involving large financial institutions, including distributed denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, and targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated and can be difficult to prevent. In particular, there has been an observed increase in the number of distributed denial of service and ransomware attacks against the financial sector over the past year, which increase is believed to be partially attributable to politically motivated attacks as well as financial demands coupled with extortion. In addition, other recent threat trends have shown more sophisticated cyberattacks on financial systems throughout the United States, with an increase in business email compromises targeting executives. Reports of ransomware incidents specifically have increased in recent years and information technology software supply chain attacks, including those involving financial institutions, also have increased during this period, some of which have resulted in temporary, but impactful, disruptions to the functioning of critical infrastructure sectors or the operations of specific financial institutions. Threat actors continue to exploit publicly known software vulnerabilities and weak authentication controls used by large numbers of banking organizations to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. In addition, cybersecurity risks for financial institutions have evolved as a result of the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which increases operational risk and presents the potential for additional structural vulnerabilities. As such, a single cyberattack is now able to compromise hundreds of organizations and affect a significant number of consumers. In addition, the adoption of remote and hybrid work environments has subjected institutions to additional cybersecurity vulnerabilities and risks.

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

We and our borrowers in our California communities may be adversely affected by wildfires, earthquakes, floods or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

The majority of our branches are located in the San Francisco and Los Angeles, California metropolitan areas, which in the past have experienced severe earthquakes, floods and wildfires, such as the wildfires that recently impacted Southern California. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses.

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

We are subject to ESG and DEI risks that could adversely affect our reputation and the market price of our securities.

We are subject to a variety of risks arising from ESG/DEI matters. ESG/DEI matters include among other things, climate change, human capital, and human rights. Risks arising from such matters may adversely affect, among other things, our reputation and the market price of our securities. While we engage in various initiatives to help manage our ESG/DEI profile and respond to stakeholder expectations, which continue to evolve, such initiatives can be costly and may not have the desired effect. For example, many of these initiatives leverage methodologies, standards, and data that continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, stakeholder expectations are not uniform, and both opponents and proponents of various ESG- and DEI-related matters have increasingly resulted in a range of activism to advocate for their positions. For example, in the last several years, certain state attorneys general, treasurers, and legislators have taken various actions to impact the extent to which ESG/DEI principles are considered by financial institutions, including to require or prohibit the consideration of various ESG/DEI matters in certain contexts.

In addition to the potential for broader “anti-ESG/DEI” policies and laws, on January 21, 2025, President Trump issued an Executive Order requiring all federal agencies to terminate any policies, programs, mandates, guidance, regulations, and other actions and orders establishing DEI-based preferences, and to enforce federal civil rights laws to combat such preferences, mandates, policies, programs and activities of entities operating in the private sector. Further, the Executive Order directs federal agencies to take appropriate action to discourage private sector DEI-based initiatives. To this end, federal agencies are required to submit recommendations to the Trump Administration identifying, among other things, (i) proposed plans or measures to deter DEI-based programs in the private sector, (ii) publicly-traded corporations and other private sector entities that could be considered for civil compliance investigations, (iii) appropriate sources of litigation, and (iv) potential regulatory action or guidance. While the enforceability of the Executive Order and the steps that various federal agencies may take in response to it are uncertain at this time, the Executive Order signals a material shift in federal DEI policy that reasonably can be expected to have implications for the private sector, including the banking industry. In this regard, any scrutiny by federal government authorities of the Corporation’s human capital and strategic businesses practices, or those of the banking sector generally, may have a material adverse effect on us. Please refer to Item 1 – Business – Human Capital Matters.

Additionally, certain disclosure rules that had been advanced or were under consideration by the SEC in the last few years (e.g., disclosure rules regarding climate risk, human capital management, and board diversity) may be abandoned by new leadership at the SEC, new regulations might be implemented that limit ESG shareholder proposals that may be considered, and Congress may continue to conduct investigations into corporations’ ESG initiatives and priorities.

In response to potential “anti-ESG/DEI” regulations, investigations, and sentiment, it is possible that proponents of ESG/DEI measures will become galvanized and increase their efforts to compel or pressure corporations to advance such initiatives both at the state level and the private investor level. For example, states may enact laws requiring enhanced ESG/DEI disclosures, and there may be a rise in pro-ESG/DEI shareholder activism or public relations campaigns aimed at influencing corporations to adopt ESG/DEI initiatives.

Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose the Company to negative publicity, shareholder activism, and litigation or other engagement from pro- and anti-ESG/DEI stakeholders, as well as the potential for civil investigations and enforcement by federal governmental authorities. The Company could be required to incur significant costs responding to any such activity and the Company’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be affected as well. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for the Company’s securities. Certain of our customers, suppliers, or other stakeholders are also subject to such expectations and risks, which may result in additional or augmented risks to us.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Various policymakers have adopted, or are considering adopting, requirements for companies to undertake various actions, such as disclosures, regarding climate and other environmental and social matters. For example, California has adopted laws requiring in-scope companies to provide certain climate-related information, including GHG emissions and climate-related financial risks and related management strategies, and similar laws are being considered in other states. Such requirements are not uniform and may be unevenly interpreted or applied (including the potential for novel interpretations of existing laws), which may increase the cost and complexity of compliance and any related risks. Simultaneously, some policymakers have adopted, or are considering adopting, requirements to constrain consideration of various environmental and social matters by financial institutions and other companies. Expectations on such matters continue to evolve quickly, including in some instances due to company size, sector, or otherwise. The new Trump Administration has publicly discussed rolling back federal initiatives to address climate change, and has already taken several such actions by executive order. These activities may increase the likelihood that certain individual states will address climate change risks. U.S. financial regulatory authorities recently have sharpened their focus on the risks posed by climate change to the financial sector and the institutions within it. In October 2021, the Financial Stability Oversight Council, whose members include the federal banking agencies (including the OCC), published a report on climate-related financial risk. In that report the Financial Stability Oversight Council concluded, for the first time, that climate change represents an emerging and increasing threat to U.S. financial stability. Accordingly, Financial Stability Oversight Council has recommended that its member agencies accelerate their existing efforts to further assess climate-related risks to financial stability, enhance financial institutions’ climate-related disclosure obligations, improve upon the availability of and access to actionable climate-related data for use in measuring and assessing climate-related financial risk, and expand upon existing capacity and expertise to ensure that climate-related financial risks are identified and managed properly.

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

Certain measures may also result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require the Company to upend significant capital and incur compliance, operating, maintenance and remediation costs. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact and present certain unique risks to us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2024, we owned available for sale debt securities with a carrying value of $338.1 million, which largely consisted of our positions in obligations of the U.S. government and government-sponsored enterprises. Our available for sale debt securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation. For available for sale debt securities in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Because of changing economic and market conditions affecting issuers, we may be required to record an allowance for credit losses related to these securities. This could have a material impact on our results of operations.

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

Trustees of the trusts established by and for the benefit of Scott J. Seligman have voting and dispositive power over approximately 47% of our common stock, effectively giving such trusts and Mr. Seligman control over the outcome of the shareholder votes on most matters. The trustee of the trusts created by Sandra Seligman has voting and dispositive power over approximately 18% of our common stock, and Seth Meltzer has voting and dispositive power, individually or through trust, over approximately 4% of our common stock. Minority stockholders, therefore, cannot decide the outcome of a stockholder vote without the support of any of Scott J. Seligman, Sandra Seligman, and/or Seth Meltzer.

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

Sterling Bancorp, Inc. is a separate and distinct legal entity from the Bank that receives substantially all of its revenue through the Bank. Dividends from the Bank are the principal source of funds used by Sterling Bancorp, Inc. to pay cash dividends. Our current capital plan contemplates we will not pay dividends to holders of our common stock during 2025. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations and contractual restrictions, at both Sterling Bancorp, Inc. and the Bank and on a consolidated basis, and any other factors that our board of directors may deem relevant, and we can provide no assurance that we will pay any dividends to our shareholders prior to the completion of the Transaction or in the event the Transaction is terminated. The Bank is required to seek the non-objection of the FRB to pay dividends to the Company and, under certain circumstances, may be required to obtain the prior approval of the OCC.

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

We have also employed a chief information security officer who reports to the chief executive officer. The chief information security officer is responsible for information security, information technology risk management, vendor management and business continuity programs. The chief information security officer holds a graduate degree in cybersecurity and numerous information security certifications, including certified information systems security professional, certified information security manager, certified cloud security professional and qualified technology expert. Additionally, the chief information security officer has worked in the information security field for over 20 years within several financial institutions, implementing cybersecurity strategies, programs, policies and procedures.

Our Board Risk Committee generally meets quarterly and is responsible for overseeing cybersecurity risk and our information security program, including cybersecurity, and ensuring the continued development of the program as the Company grows and cyber and information risk exposures change. At each Board Risk Committee meeting, the chief information security officer presents information security metrics and any updates to the Information Security Program. New and changing cybersecurity risks are discussed when needed. The chair of the Board Risk Committee also serves as a board member and previously served as the chair and interim chief executive officer of the Information Systems Audit and Control Association. As a board member of the Information Systems Audit and Control Association, she is a member of their Audit and Risk Committee, Compensation and Human Capital Committee and Governance and Nominating Committee. All cybersecurity-related policies are reviewed and approved annually by the chief information security officer, Enterprise Risk Management Committee, Board Risk Committee and the board of directors.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiary may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any material pending or threatened legal proceedings, except as set forth or incorporated by reference below, other than routine legal proceedings. The Company believes that the ultimate dispositions or resolutions of its routine legal proceedings, in the aggregate, are immaterial to its financial position, results of operations and liquidity.

Legal Proceedings and Threatened Legal Proceedings Related to the Transaction

In connection with the Transaction and following the filing of the preliminary proxy statement filed with the SEC on October 16, 2024 (the “Preliminary Proxy Statement”), the Company received certain demand letters on behalf of purported Company shareholders (the “Shareholder Demand Letters”) alleging deficiencies regarding the disclosures contained in the Preliminary Proxy Statement and definitive proxy statement filed with the SEC on November 8, 2024 (the “Definitive Proxy Statement”). Certain of these purported shareholders have requested that the Company reimburse their attorneys’ fees allegedly incurred in connection with the Shareholder Demand Letters.

While the Company believes that the disclosures set forth in the Preliminary Proxy Statement and the Definitive Proxy Statement complied fully with all applicable law and denies the allegations in the Shareholder Demand Letters, in order to moot the purported shareholders’ disclosure claims, avoid nuisance and possible expense and disruption to the Transaction, and provide additional information to its shareholders, the Company voluntarily supplemented certain disclosures in the Definitive Proxy Statement on December 6, 2024. The Company specifically denies all allegations that any additional disclosure was or is required or material. On March 6, 2025, the Company entered into a settlement agreement with the purported Company shareholders who sent the Shareholder Demand Letters, pursuant to which the Company agreed to pay them $253,000, in the aggregate, to reimburse their alleged attorneys’ fees, and which provides for customary mutual releases from any further liability.

In November 2024, the Company received the Books and Records Demand from a purported Company shareholder pursuant to the Michigan Business Corporation Act which requests an array of documents for the purported purposes of investigating the decisions that led to, and other information with respect to, the Company’s execution of the Stock Purchase Agreement. This same purported shareholder filed a complaint to compel inspection of books and records with the Oakland County Circuit Court in the State of Michigan to compel the inspection of the categories of books and records set forth in the Books and Records Demand. The complaint has not been served on the Company. The Company has subsequently produced materials in an effort to amicably resolve the Books and Records Demand. Should such purported shareholder commence an action against the Company, there is no assurance that we would be successful in any defense thereof. Any such action may have a material adverse impact on our financial condition and results of operations and on the total amount of liquidating distributions to shareholders pursuant to the Plan of Dissolution.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SBT” since November 17, 2017. Prior to that date, there was no public trading market for our common stock.

On February 28, 2025, we had 71 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

The Company has not paid a dividend in more than 5 years and has been required to obtain prior approval of the FRB to pay a dividend since 2020. Following receipt of the cash purchase price under the Stock Purchase Agreement, and pursuant to the terms of the Plan of Dissolution, the Company intends to make an initial liquidating distribution to shareholders currently estimated to be in an aggregate amount equal to substantially all of the proceeds received therefrom, with any remaining distributions to occur after the dissolution and wind down process is completed. Such distributions will not occur until after the certificate of dissolution is filed, and the Company cannot predict the exact timing or amount of any such distributions, as uncertainties as to the ultimate amount of liabilities, operating costs and amounts to be set aside for claims, debts, obligations and provisions during the dissolution and wind down process, and the related timing to complete the wind down of the Company’s affairs, make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to shareholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions, if any, to shareholders include, without limitation: the incurrence by the Company of costs and expenses relating to the dissolution being different than estimated; unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against the Company or its officers or directors (including currently unknown claims); amounts necessary to resolve claims of creditors; and delays in the dissolution and wind down process. The Company expects that the initial distribution will occur shortly following completion of the Transaction, with the final distribution of the Company’s remaining cash subject to first completing the wind down of the Company and paying or providing for the Company’s creditors and existing and reasonably foreseeable debts, liabilities, and obligations in accordance with Michigan law and the Plan of Dissolution. The closing date of the Transaction is expected to be the record date for the shareholder distributions under the Plan of Dissolution.

Purchases of Equity Securities by the Issuer

Withholding of Vested Restricted Stock Awards

During the three months ended December 31, 2024, the Company withheld shares of common stock representing a portion of the restricted stock awards that vested during the period under our employee stock benefit plans in order to pay employee tax liabilities associated with such vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock, as of the settlement date, during the three months ended December 31, 2024, all of which represent tax withholding of restricted stock awards:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs(2)
October 1 - 31, 2024	678	$4.55	—	$19,568,117
November 1 - 30, 2024	384	4.79	—	19,568,117
December 1 - 31, 2024	963	4.86	—	19,568,117
Total	2,025	$4.74	—
(1)	These shares were purchased from employees to satisfy income tax withholding requirements in connection with vesting share awards during the three months ended December 31, 2024.
(2)

In 2018, the Company announced a stock repurchase program for up to $50 million of its outstanding stock. At December 31, 2024, $19.6 million remains of the $50 million authorized repurchase amount. In March 2020, the Company suspended the stock repurchase program. We are currently required to obtain approval of the FRB prior to engaging in a repurchase of our common stock other than a purchase of shares to satisfy income tax withholding requirements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. Forward-looking statements in this Management’s Discussion and Analysis are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. See “Cautionary Note Regarding Forward-Looking Statements” above and “Item 1A. Risk Factors” for discussions of these risks and uncertainties. A comparative discussion of results of operations for the years ended December 31, 2023 and 2022 is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and is incorporated by reference herein.

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

The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan. In October 2024, we published notice of the planned closing of the branch office located at our headquarters in Southfield, Michigan in connection with the closing of the Transaction.

Executive Summary

In 2023, all remaining governmental investigations into us with respect to our former Advantage Loan Program were resolved and we elected to be a covered savings association.

On September 15, 2024, we entered into the Stock Purchase Agreement with EverBank, which provides for us to sell all of the issued and outstanding shares of capital stock of the Bank to EverBank for a fixed purchase price of $261 million to be paid in cash to the Company. Following the completion of the Transaction, EverBank will cause the Bank to merge with and into EverBank, National Association, the bank subsidiary of EverBank, with EverBank, National Association as the surviving bank. Following the bank merger, the separate corporate existence of the Bank will cease.

Also on September 15, 2024, our board of directors unanimously approved the Plan of Dissolution, which provides for the dissolution of the Company under Michigan law following the closing of the Transaction. We intend to file a certificate of dissolution with the Michigan Department of Licensing and Regulatory Affairs and subject to first completing the wind down of the Company and paying or providing for our creditors and existing and reasonably foreseeable debts, liabilities, and obligations of and claims against us (including all transaction expenses incurred in connection with the negotiation and consummation of the Stock Purchase Agreement and any claims or demands received by us on behalf of any of our shareholders) in accordance with Michigan law and the Plan of Dissolution, distribute the remaining cash to our shareholders according to their respective rights and interests, in one or more distributions.

Our shareholders approved the Stock Purchase Agreement, the Transaction and the Plan of Dissolution at a Special Meeting of Shareholders held on December 18, 2024. The Transaction is expected to close early in the second quarter of 2025. The Transaction is subject to customary closing conditions, including the receipt of required regulatory approvals. On March 13, 2025, the Company received approval for the Transaction from the Office of the Comptroller of the Currency. The Transaction remains subject to the receipt of approval from the Board of Governors of the Federal Reserve System. In addition, EverBank’s obligation to complete the Transaction is also subject to the following conditions: (i) the sale by the Bank of its portfolio of residential tenant-in-common loans (with an aggregate principal balance of approximately $349 million at December 31, 2024) and receipt by us of the purchase price specified in such agreement and (ii) the average daily closing balance of the Bank’s deposits for the monthly period ending on the last day of the month before closing is not less than 85% of the average daily closing balance of such deposits for the monthly period ending on July 31, 2024.

Simultaneously with the execution of the Stock Purchase Agreement, we entered into the Mortgage Loan Purchase Agreement with Bayview. The Mortgage Loan Purchase Agreement provides that Bayview will purchase our residential tenant-in-common loans for an aggregate purchase price equal to 87% of the aggregate unpaid principal balance of the loans on the agreed upon purchase date plus all accrued and unpaid interest. Our obligation to consummate the sale contemplated by the Mortgage Loan Purchase Agreement is subject to certain conditions, including the receipt by us of evidence of the regulatory approvals required for the Transaction. As of December 31, 2024, the residential tenant-in-common loans were not held for sale as our intent to liquidate our tenant-in-common loan portfolio is based upon our ability to close the Transaction and receipt of the required approvals for the Transaction. The closing of the loan sale is to occur after receipt of all regulatory approvals for the Transaction and shortly prior to the closing of the Transaction.

Overview of 2024 Performance

Selected Financial Data

The following table sets forth our financial information for the years indicated.

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands, except per share amounts)
Income Statement Data:
Interest income	$135,135	$126,789	$99,932
Interest expense	78,665	61,830	21,130
Net interest income	56,470	64,959	78,802
Provision for (recovery of) credit losses	(8,536)	(8,527)	(9,934)
Net interest income after provision for (recovery of ) credit losses	65,006	73,486	88,736
Non‑interest income	1,057	2,786	1,347
Non‑interest expense	61,813	65,710	97,648
Income (loss) before income taxes	4,250	10,562	(7,565)
Income tax expense	2,112	3,149	6,629
Net income (loss)	$2,138	$7,413	$(14,194)
Income (loss) per share, basic and diluted	$0.04	$0.15	$(0.28)
Weighted average common shares outstanding:
Basic	50,971,884	50,630,928	50,346,198
Diluted	51,340,966	50,778,559	50,346,198

Other Financial Information / Performance Ratios:
Return on average assets	0.09%	0.30%	(0.54)%
Return on average shareholders’ equity	0.65%	2.35%	(4.19)%
Yield on average interest-earning assets	5.68%	5.23%	3.88%
Cost of average interest‑bearing liabilities	3.89%	3.02%	0.98%
Net interest spread	1.79%	2.21%	2.90%
Net interest margin	2.37%	2.68%	3.06%
Efficiency ratio(1)	107.45%	97.00%	121.83%
Total average shareholders’ equity to total average assets	13.64%	12.83%	12.97%

	As of December 31,
	2024	2023

	(Dollars in thousands)
Balance Sheet Data:
Cash and due from banks	$878,181	$577,967
Debt securities available for sale	338,105	419,213
Equity securities	4,661	4,703
Loans, net of allowance for credit losses	1,134,925	1,319,568
Total assets	2,436,512	2,416,003
Total deposits	2,070,890	2,003,986
Federal Home Loan Bank borrowings	—	50,000
Total liabilities	2,102,549	2,088,280
Total shareholders’ equity	333,963	327,723

Asset Quality Ratios:
Nonperforming loans(2)	$14,584	$8,973
Nonperforming loans to total loans(2)	1.26%	0.67%
Nonperforming assets to total assets	0.60%	0.37%
Allowance for credit losses to total loans	1.80%	2.18%
Allowance for credit losses to nonperforming loans(2)	143%	328%
Nonaccrual loans to total loans	1.26%	0.66%
Net charge offs (recoveries) to average loans	(0.04)%	0.40%

Capital Ratios:
Regulatory Capital Ratios—Consolidated:
Tier 1 (core) capital to average total assets (leverage ratio)	14.08%	13.95%
Regulatory Capital Ratios—Bank:
Tier 1 (core) capital to average total assets (leverage ratio)	13.76%	13.38%
(1)	Efficiency ratio is computed as the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(2)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

Net income in 2024 was $2.1 million, a $5.3 million decrease from last year’s net income of $7.4 million. The decrease in net income was primarily due to decreases in net interest income and non-interest income of $8.5 million and $1.7 million, respectively, partially offset by a decrease in non-interest expense of $3.9 million. Our net interest margin continued to compress in 2024, declining to 2.37% as compared to 2.68% in 2023.

With the pending Transaction we continued to focus on maintaining our deposit base by continuing to offer competitive rates and providing exemplary customer service. Total deposits were $2.1 billion at December 31, 2024, an increase of $66.9 million, or 3%, from December 31, 2023. During 2024, time deposits increased $79.8 million, or 9% and money market, savings and NOW deposits decreased $15.8 million, or 1%. Our liquidity was further enhanced by the decline in the balance of our loans. Loans at December 31, 2024 were $1.2 billion, a decrease of $193.2 million, or 14%, from December 31, 2023. During 2024, residential real estate loans decreased $236.4 million, or 22%, and commercial real estate loans increased $59.5 million, or 25%. In addition, debt securities decreased $81.1 million. As a result of the improvement in our liquidity from the activity in our deposit, loan and debt security balances, the Company repaid with existing cash $50.0 million of a long-term fixed rate borrowing that the Federal Home Loan Bank called, as expected, and increased cash and due from banks by $300.2 million, or 52%, from $578.0 million at December 31, 2023.

We continued to improve our overall credit profile and metrics in 2024, driven by improvements in the commercial loan portfolio. Total past due loans at December 31, 2024 were $21.7 million, a decrease of $6.2 million, or 22%, from $27.9 million at December 31, 2023, although nonaccrual loans increased to $14.6 million at December 31, 2024 from $8.9 million at December 31, 2023. Criticized and classified loans at December 31, 2024 were $38.3 million, a decrease of $19.6 million, or 34%, from $57.9 million at December 31, 2023.

At December 31, 2024, the Tier 1 leverage capital ratios of both the Company and the Bank remained above the capital ratio requirements to be considered well capitalized for regulatory purposes.

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

The allowance for credit losses is based on the accuracy of credit risk ratings on individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on nonaccrual loans, significant reliance on estimated loss rates on portfolios and consideration of our evaluation of macro-economic factors and trends. While our methodology in establishing the allowance for credit losses attributes portions of the allowance for credit losses to the residential and commercial portfolios, and other consumer portfolios, the entire allowance for credit losses is available to absorb credit losses in the total loan portfolio.

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

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine our fair value disclosures. For example, available for sale debt securities are carried at fair value at each reporting period. Other financial instruments are not carried at fair value each period but may require nonrecurring fair value adjustments due to application of lower-of-cost-or-market accounting. We also disclose our estimate of fair value for financial instruments not recorded at fair value, such as loans held for investment or time deposits.

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

Balance Sheet and Capital Analysis

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2024		2023
	Amount	%	Amount	%

	(Dollars in thousands)
Real estate:
Residential real estate	$849,350	73%	$1,085,776	80%
Commercial real estate	296,457	26%	236,982	18%
Construction	2,509	0%	10,381	1%
Total real estate	1,148,316	99%	1,333,139	99%
Commercial and industrial	7,395	1%	15,832	1%
Other consumer	19	—%	1	—%
Total loans	1,155,730	100%	1,348,972	100%
Less: allowance for credit losses	(20,805)		(29,404)
Loans, net	$1,134,925		$1,319,568

Most of our residential loans and other commercial loans have been made to individuals and businesses in the state of California, specifically in the San Francisco and Los Angeles metropolitan areas. As of December 31, 2024, approximately 75% of our loan portfolio was based in California with 52% and 23% in the San Francisco and Los Angeles metropolitan areas, respectively.

Residential Loans. Our loan portfolio consists primarily of residential real estate loans. At December 31, 2024 and 2023, residential real estate loans accounted for 73% and 80%, respectively, of total gross loans held for investment. Our residential loans totaled $849.4 million at December 31, 2024, a decrease of $236.4 million, or 22%, from $1.1 billion at December 31, 2023. Our overall decline in residential loans is primarily attributable to loans that were paid in full and payments of the loan principal. We ceased originating residential real estate loans in first quarter of 2023 and have not had substantial residential loan originations since 2019.

Commercial Loans. We offer a variety of commercial loan products, consisting of commercial real estate loans, construction loans and commercial and industrial loans. Commercial loans totaled $306.4 million at December 31, 2024, an increase of $43.2 million, or 16%, from December 31, 2023. During the twelve months ended December 31, 2024, we originated commercial loans with an aggregate principal balance of $126.1 million at the time of origination. The majority of our commercial loans are secured by real estate or other business assets. Our commercial loans are almost exclusively recourse loans, as we generally obtain personal guarantees on each loan.

At December 31, 2024, commercial real estate loans totaled $296.5 million of which the largest portion of these loans, or 37%, are secured by multifamily properties. The repayment of commercial real estate loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy because it is dependent on the successful operation or development of the property or business involved. In addition, the collateral for commercial real estate loans is generally less readily marketable than for residential real estate loans, and its value may be more difficult to determine. A primary repayment risk for commercial real estate loans is the interruption or discontinuation of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations, vacancies or other events not under the control of the borrower. Additionally, with the higher interest rate environment and slowed transaction market, the commercial real estate sector faces increased risk of economic distress. See “Item 1A. Risk Factors—Risks Related to Credit” for further detail regarding the risks related to our commercial real estate loans. The table below summarizes the commercial real estate loan portfolio, by property type, as of December 31, 2024:

	At December 31, 2024
		Percent of
	Amount	Total

	(Dollars in thousands)
Commercial real estate:
Retail	$56,176	19%
Multifamily	110,644	37%
Office	38,777	13%
Hotels/Single-room occupancy hotels	3,477	1%
Industrial	54,104	18%
Mixed-use	11,382	4%
Other	21,897	8%
Total	$296,457	100%

Maturities and Sensitivities of Loans to Changes in Interest Rates. The Company’s loan portfolio includes adjustable-rate loans, primarily tied to Prime, U.S. Treasuries and SOFR, and fixed-rate loans, for which the interest rate does not change through the life of the loan. The following table sets forth the recorded investment by interest rate type in our loan portfolio at December 31, 2024:

	Adjustable Rate
December 31, 2024	Prime	Treasury	SOFR	Total	Fixed Rate	Total

	(Dollars in thousands)
Residential real estate	$7,601	$278,072	$547,515	$833,188	$16,162	$849,350
Commercial real estate	—	147,140	21,494	168,634	127,823	296,457
Construction	2,487	—	—	2,487	22	2,509
Commercial and industrial	—	369	6,515	6,884	511	7,395
Other consumer	—	—	—	—	19	19
Total	$10,088	$425,581	$575,524	$1,011,193	$144,537	$1,155,730

% by rate type at December 31, 2024	1%	37%	49%	87%	13%	100%

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

The following table sets forth the contractual maturities of our loan portfolio and sensitivities of those loans to changes in interest rates at December 31, 2024. Overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

	Due in One	Due After One	Due After Five	Due After
December 31, 2024	Year or Less	To Five Years	To Fifteen Years	Fifteen Years	Total

	(In thousands)
Residential real estate	$—	$404	$11,593	$837,353	$849,350
Commercial real estate	43,254	100,299	152,888	16	296,457
Construction	2,487	22	—	—	2,509
Commercial and industrial	369	7,026	—	—	7,395
Other consumer	19	—	—	—	19
Total	$46,129	$107,751	$164,481	$837,369	$1,155,730

Total loans with:
Adjustable interest rates	$24,350	$6,692	$153,929	$826,222	$1,011,193
Fixed interest rates	21,779	101,059	10,552	11,147	144,537
Total loans	$46,129	$107,751	$164,481	$837,369	$1,155,730

The table set forth below contains the repricing dates of the adjustable-rate loans included within our loan portfolio at December 31, 2024:

	Residential	Commercial		Commercial	Other
December 31, 2024	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total

	(In thousands)
Amounts to adjust in:
6 months or less	$250,912	$54,671	$2,487	$6,884	$—	$314,954
After 6 months through 12 months	324,286	—	—	—	—	324,286
After 12 months through 24 months	97,478	1,640	—	—	—	99,118
After 24 months through 36 months	40,657	62,234	—	—	—	102,891
After 36 months through 60 months	74,304	50,089	—	—	—	124,393
After 60 months	45,551	—	—	—	—	45,551
Fixed to Maturity	16,162	127,823	22	511	19	144,537
Total	$849,350	$296,457	$2,509	$7,395	$19	$1,155,730

At December 31, 2024, $96.0 million, or 9%, of our adjustable-rate loans were at their interest rate floor.

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

The following table sets forth information regarding our nonperforming assets at the dates indicated.

	At December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans(1)
Residential real estate	$13,136	$8,942
Commercial real estate	1,422	—
Loans past due 90 days or more and still accruing interest	26	31
Total nonperforming assets	$14,584	$8,973
Total loans(1)	$1,155,730	$1,348,972
Total assets	$2,436,512	$2,416,003
Total nonaccrual loans to total loans	1.26%	0.66%
Total nonperforming assets to total assets	0.60%	0.37%
(1)	Loans are classified as held for investment and are presented before the allowance for credit losses.

At December 31, 2024, nonperforming assets totaled $14.6 million, an increase of $5.6 million from $9.0 million at December 31, 2023. This increase in nonperforming assets is primarily due to the addition of residential real estate loans of $11.6 million and commercial real estate loans of $2.6 million on nonaccrual status which was partially offset by loans totaling $2.5 million that were returned to accrual status, loans that were paid in full totaling $4.9 million and payments of the loan principal of $1.2 million.

As a result of the increase in nonaccrual loans, the ratio of nonaccrual loans to total loans held for investment increased to 1.26% at December 31, 2024 from 0.66% at December 31, 2023. Also, our ratio of nonperforming assets to total assets increased to 0.60% at December 31, 2024 from 0.37% at December 31, 2023.

The total amount of additional interest income on nonaccrual loans that would have been recorded if interest on all such loans had been recorded based upon the original contract terms was approximately $1.0 million, $0.4 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company does not record interest income on nonaccrual loans.

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30 - 59	60 - 89	90 Days	30 - 59	60 - 89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$6,078	$1,011	$13,162	$16,634	$2,305	$8,973
Commercial real estate	—	—	1,422	—	—	—
Total	$6,078	$1,011	$14,584	$16,634	$2,305	$8,973

Total loans 90 days or more past due, including nonaccrual loans, increased $5.6 million, or 63%, from $9.0 million at December 31, 2023. This increase was primarily attributable to the change in nonaccrual loans discussed in “—Nonperforming Assets” above.

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

Loans classified as Special Mention, Substandard and Doubtful were as follows at the dates indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Special Mention:
Commercial real estate	$5,570	$21,516
Substandard:
Residential real estate	13,162	8,973
Commercial real estate	17,117	18,678
Construction	2,487	8,776
Total Substandard	32,766	36,427
Total (1)	$38,336	$57,943

Total Loans	$1,155,730	$1,348,972
Classified assets to total loans	3%	4%
(1)	We did not have any loans classified as Doubtful at December 31, 2024 and 2023.

Total Special Mention and Substandard loans were $38.3 million, or 3% of total gross loans, at December 31, 2024, compared to $57.9 million, or 4% of total gross loans, at December 31, 2023.

The decrease of $15.9 million in Special Mention loans was primarily attributable to loans that were upgraded from Special Mention to Pass totaling $16.2 million and loans that were downgraded from Special Mention to Substandard totaling $5.8 million. The impact of these changes was partially offset by loans downgraded to Special Mention from Pass totaling $5.4 million.

The decrease of $3.7 million in Substandard loans was primarily attributable to loans that were paid in full totaling $12.4 million, loans that were upgraded from Substandard to Pass totaling $4.9 million, and principal reductions totaling $3.8 million. The impact of these changes was partially offset by loans downgraded to Substandard totaling $17.5 million.

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

Since adoption, we have recalibrated the risk scaling of our loan portfolios compared to the shared pool data within our model. Key economic indicators used at December 31, 2023 showed lower unemployment, higher property values and stronger growth in gross domestic product than at adoption. Key economic indicators for unemployment and property values at December 31, 2024 compared to the prior year end were essentially unchanged in our base forecasts, but interest rates remained higher for longer.

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

The following tables present the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2024 and 2023:

				Commercial
	Residential	Commercial		and	Other
Year Ended December 31, 2024	Real Estate	Real Estate	Construction	Industrial	Consumer	Total

	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$14,322	$13,550	$1,386	$146	$—	$29,404
Provision for (recovery of) credit losses	(3,659)	(4,632)	(980)	220	—	(9,051)
Net (charge offs) recoveries
Charge offs	—	—	—	—	—	—
Recoveries	439	—	11	2	—	452
Total net (charge offs) recoveries	439	—	11	2	—	452
Total ending balance	$11,102	$8,918	$417	$368	$—	$20,805
Average gross loans during period	$970,804	$275,043	$5,536	$10,167	$26	$1,261,576
Net (charge offs) recoveries to average gross loans during period	0.05%	0.0%	0.20%	0.02%	—	0.04%

				Commercial
	Residential	Commercial		Lines of	Other
Year Ended December 31, 2023	Real Estate	Real Estate	Construction	Credit	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$27,951	$11,694	$5,781	$38	$—	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	—	(1,651)
Provision of ASU 2022-02	(11)	—	391	—	—	380
Provision for (recovery of) loan losses	(8,433)	605	(1,158)	142	—	(8,844)
Net (charge offs) recoveries
Charge offs	(6,478)	—	—	—	—	(6,478)
Recoveries	428	100	5	—	—	533
Total net (charge offs) recoveries	(6,050)	100	5	—	—	(5,945)
Total ending balance	$14,322	$13,550	$1,386	$146	$—	$29,404
Average gross loans during period	$1,231,521	$228,963	$29,020	$9,827	$38	$1,499,369
Net (charge offs) recoveries to average gross loans during period	(0.49)%	0.04%	0.02%	—%	—%	(0.40)%

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2022, as determined in accordance with ASC 310, Receivables (“ASC 310”), prior to the adoption of ASU 2016-13:

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

Our allowance for credit losses at December 31, 2024 was $20.8 million, or 1.80% of total loans held for investment, compared to $29.4 million, or 2.18% of total loans held for investment, at December 31, 2023. Our allowance for credit losses as a percentage of total gross loans decreased due in part to the improved credit quality of the commercial real estate portfolio and the continued aging in the residential real estate portfolio. Our allowance for credit losses as a percentage of nonaccrual loans was 143% and 329% as of December 31, 2024 and 2023, respectively.

Our net recoveries during the year ended December 31, 2024 were $452 thousand compared to net charge offs of $5.9 million for the comparable period in 2023. Our net charge offs during the year ended December 31, 2023 included $6.5 million in write-downs of our recorded investment in connection with the transfer of nonaccrual and delinquent residential real estate loans to held for sale.

The following table sets forth the allowance for credit losses allocated by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for credit losses to absorb losses in other categories.

	At December 31,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		for Credit	Each		for Credit	Each
	Allowance	Losses to	Category to	Allowance	Losses to	Category to
	for Credit	Category	Total	for Credit	Category	Total
	Losses	of Loans	Loans	Losses	of Loans	Loans

	(Dollars in thousands)
Residential real estate	$11,102	1.31%	73%	$14,322	1.32%	80%
Commercial real estate	8,918	3.01%	26%	13,550	5.72%	18%
Construction	417	16.62%	—%	1,386	13.35%	1%
Commercial and industrial	368	4.98%	1%	146	0.92%	1%
Total	$20,805	1.80%	100%	$29,404	2.18%	100%
Nonaccrual loans	$14,558			$8,942
Nonperforming loans and specified loan modifications (1)(2)	$14,584			$8,973
Total loans	$1,155,730			$1,348,972
Allowance for credit losses to nonaccrual loans	143%			329%
Allowance for credit losses to total loans	1.80%			2.18%
(1)	Effective January 1, 2023, loan modifications involving borrowers experiencing financial difficulty are evaluated under the new credit loss model. There were no such loan modifications during the year ended December 31, 2024 and 2023.
(2)	Nonperforming loans include loans 90 days or more past due and still accruing interest.

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

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2024, the amortized cost basis of collateral-dependent loans was $3.2 million. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2024 and 2023. The Company did not have any loans held for investment made to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the year ended December 31, 2024 and 2023.

Investment Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our debt securities available for sale portfolio at the dates indicated.

	At December 31,
	2024		2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
U.S. Treasury and Agency securities	$154,727	$152,594	$253,107	$248,988
Mortgage‑backed securities	30,634	27,045	35,757	31,927
Collateralized mortgage obligations	171,240	158,323	151,196	138,157
Collateralized debt obligations	145	143	151	141
Total	$356,746	$338,105	$440,211	$419,213

We decreased the size of our debt securities available for sale portfolio (on an amortized-cost basis) by $83.5 million, or 19%, from December 31, 2023 to December 31, 2024. We continually evaluate our investment securities portfolio in response to established asset/liability management objectives and changing market conditions that could affect profitability and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities and change the composition of our investment securities portfolio.

For debt securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of income taxes.

We review the debt securities portfolio on a quarterly basis to determine the cause and magnitude of declines in the fair value of each security. At December 31, 2024, gross unrealized losses on debt securities totaled $18.9 million. Our U.S. Treasury and Agency securities, mortgage-backed securities and the majority of the collateralized mortgage obligations are issued or guaranteed by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, our available for sale debt securities are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its available for sale debt securities. Accordingly, we have not recorded an allowance for credit losses for our available for sale debt securities at December 31, 2024.

Our equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly traded mutual fund, and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2024 and 2023, our equity securities totaled $4.7 million.

We are required to hold non-marketable equity securities, comprised of FHLB stock, as a condition of our membership in the FHLB system. Our FHLB stock is accounted for at cost, which equals its par value. During the year ended December 31, 2024 and 2023, the FHLB redeemed shares of its stock, at par value. We received proceeds from the redemption of $0.5 million and $1.4 million, respectively. At December 31, 2024 and 2023, we held FHLB stock of $18.4 million and $18.9 million, respectively.

During the year ended December 31, 2024, we purchased additional FRB stock as a condition of our membership in the Federal Reserve System, which is required of us as a covered savings association. Our FRB stock is considered a non-marketable equity security that is accounted for at cost, which equals its par value. At December 31, 2024 and 2023, we held $9.2 and 9.0 million in FRB stock, respectively.

Investment Portfolio Maturities and Yields. The table below presents the maturity distribution at amortized cost and weighted-average yield to maturity of our debt securities available for sale portfolio at December 31, 2024. The weighted average yields were calculated using the amortized cost of the debt securities (on a pre-tax basis). The maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2024
			More Than		More Than
			One Year		Five Years
	One Year		Through		Through		More Than
	or Less		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
U.S. Treasury and Agency securities	$129,809	4.0%	$24,918	1.1%	$—	—%	$—	—%	$154,727	3.5%
Mortgage‑backed securities	—	—	—	—	18,975	1.3%	11,659	3.2%	30,634	2.0%
Collateralized mortgage obligations	—	—	14,302	4.1	—	—%	156,938	3.8%	171,240	3.8%
Collateralized debt obligations	—	—	—	—	145	6.8%	—	—%	145	6.8%
Total available for sale debt securities	$129,809	4.0%	$39,220	2.2%	$19,120	1.3%	$168,597	3.7%	$356,746	3.5%

Deposits

Deposits are the primary source of funding for the Company. We regularly review the need to adjust our deposit offering rates on various deposit products to maintain a stable liquidity profile and a competitive cost of funds. We obtain funds from depositors by offering a range of deposit types, including demand, savings, money market and time. The following table sets forth the composition of our deposits by account type at the dates indicated.

	At December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits	$38,086	$35,245
Money market, savings and NOW	1,079,744	1,095,521
Time deposits	953,060	873,220
Total deposits	$2,070,890	$2,003,986

Total deposits were $2.1 billion as of December 31, 2024, reflecting an increase of $66.9 million, or 3%, compared to December 31, 2023. Our time deposits increased by $79.8 million, or 9%, and our money market, savings and NOW deposits decreased by $15.8 million, or 1%. Our noninterest-bearing demand deposits were $38.1 million as of December 31, 2024, an increase of $2.8 million, or 8%, compared to December 31, 2023. Our current strategy is to continue to offer market interest rates on our deposit products to maintain our existing customer base and our liquidity position.

The following table sets forth the distribution of average deposits by account type and weighted average rates at the dates indicated.

	Year Ended December 31,
	2024			2023
		Percent of			Percent of
	Average	Total	Average	Average	Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Demand deposits	$34,279	2%	—%	$43,702	2%	—%
Money Markets, Savings and NOW	1,073,095	53%	3.63%	1,049,818	52%	2.82%
Time deposits	925,058	45%	4.23%	912,966	46%	3.02%
Total deposits	$2,032,432	100%	3.84%	$2,006,486	100%	2.85%

Our estimated uninsured deposits were $469.4 million, or 23%, of total deposits and were $434.4 million, or 22% of total deposits at December 31, 2024 and 2023, respectively. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, which does not reflect an evaluation of all of the account styling distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The portion of our U.S. time deposits, by account, that are in excess of the FDIC insurance limit of $250,000 was $105.4 million at December 31, 2024. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Federal Insurance of Deposit Accounts” for additional discussion of the FDIC insurance limits. The following table presents the amount of time deposits in excess of $250,000, segregated by time remaining until maturity, at December 31, 2024:

At December 31, 2024
(In thousands)
Maturing Period:
Three months or less	$57,487
Over three months through six months	23,699
Over six months through twelve months	5,667
Over twelve months	18,511
Total	$105,364

Borrowings

In addition to deposits, we use short-term borrowings, such as FHLB advances and drawdowns on an overdraft credit line with the FHLB, as sources of funds to meet the daily liquidity needs of our customers. Our short-term advances with the FHLB consist primarily of advances of funds for one- or two-week periods.

In May 2024, the Company repaid with existing cash $50.0 million of a long-term fixed rate borrowing that the Federal Home Loan Bank called, as expected. We repaid the FHLB advance with our existing cash funds. The FHLB advance required monthly interest-only payments at 1.96% per annum.

In July 2023, the Company redeemed the Subordinated Notes in the principal amount of $65.0 million at a redemption price equal to 100% of the outstanding principal amount plus accrued interest for a total cash payment of $66.8 million. Prior to redemption, the Subordinated Notes had a variable interest rate equal to the three-month LIBOR rate plus a margin of 5.82%.

At December 31, 2024, we had the ability to borrow an additional $397.2 million from the FHLB, which included an available line of credit of $20.0 million. We also had available credit lines with other banks totaling $60.0 million. There were no borrowings outstanding on the lines of credit with other banks.

Shareholders’ Equity

Total shareholders’ equity was $334.0 million at December 31, 2024 compared to $327.7 million at December 31, 2023. The increase in shareholders’ equity is attributable to net income of $2.1 million for the year, a $1.7 million reduction in the unrealized loss on our investment securities portfolio included in accumulated other comprehensive loss on our debt securities and $2.4 million of activity related to equity-based compensation.

Analysis of Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

General. The Company had net income of $2.1 million for the year ended December 31, 2024 compared to net income of $7.4 million for the year ended December 31, 2023.

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

	Year Ended December 31,
	2024			2023			2022
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest‑earning assets
Loans(1)
Residential real estate and other consumer	$970,830	$65,609	6.76%	$1,231,559	$71,491	5.80%	$1,524,373	$71,229	4.67%
Commercial real estate	275,043	14,923	5.43%	228,963	11,401	4.98%	225,480	10,921	4.84%
Construction	5,536	645	11.65%	29,020	2,987	10.29%	63,841	5,179	8.11%
Commercial and industrial	10,167	878	8.64%	9,827	805	8.19%	879	46	5.23%
Total loans	1,261,576	82,055	6.50%	1,499,369	86,684	5.78%	1,814,573	87,375	4.82%
Securities, includes restricted stock(2)	450,861	17,734	3.93%	393,767	12,056	3.06%	377,959	6,426	1.70%
Other interest‑earning assets	668,760	35,346	5.29%	532,789	28,049	5.26%	380,236	6,131	1.61%
Total interest‑earning assets	2,381,197	135,135	5.68%	2,425,925	126,789	5.23%	2,572,768	99,932	3.88%
Noninterest‑earning assets
Cash and due from banks	3,811			4,326			3,942
Other assets	29,001			28,648			33,547
Total assets	$2,414,009			$2,458,899			$2,610,257
Interest‑bearing liabilities
Money market, savings and NOW	$1,073,095	$39,043	3.63%	$1,049,818	$29,559	2.82%	$1,215,059	$7,006	0.58%
Time deposits	925,058	39,255	4.23%	912,966	27,550	3.02%	782,760	7,986	1.02%
Total interest‑bearing deposits	1,998,153	78,298	3.91%	1,962,784	57,109	2.91%	1,997,819	14,992	0.75%
FHLB borrowings	18,443	367	1.98%	50,000	994	1.99%	89,822	1,169	1.30%
Subordinated Notes, net	—	—	0.00%	34,683	3,727	10.60%	65,310	4,969	7.50%
Total borrowings	18,443	367	1.96%	84,683	4,721	5.50%	155,132	6,138	3.90%
Total interest‑bearing liabilities	2,016,596	78,665	3.89%	2,047,467	61,830	3.02%	2,152,951	21,130	0.98%
Noninterest‑bearing liabilities
Demand deposits	34,279			43,702			67,953
Other liabilities	33,940			52,220			50,740
Shareholders’ equity	329,194			315,510			338,613
Total liabilities and shareholders’ equity	$2,414,009			$2,458,899			$2,610,257
Net interest income and spread(2)		$56,470	1.79%		$64,959	2.21%		$78,802	2.90%
Net interest margin(2)			2.37%			2.68%			3.06%
(1)	Nonaccrual loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(2)	Interest income does not include taxable equivalence adjustments.

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

	Year Ended			Year Ended
	December 31, 2024 vs 2023			December 31, 2023 vs 2022
	Increase			Increase
	(Decrease)		Net	(Decrease)		Net
	due to		Increase	due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Change in interest income:
Loans
Residential real estate and other consumer	$(16,572)	$10,690	$(5,882)	$(15,130)	$15,392	$262
Commercial real estate	2,431	1,091	3,522	167	313	480
Construction	(2,692)	350	(2,342)	(3,333)	1,141	(2,192)
Commercial and industrial	28	45	73	719	40	759
Total loans	(16,805)	12,176	(4,629)	(17,577)	16,886	(691)
Securities, includes restricted stock	1,918	3,760	5,678	280	5,350	5,630
Other interest-earning assets	7,137	160	7,297	3,295	18,623	21,918
Total change in interest income	(7,750)	16,096	8,346	(14,002)	40,859	26,857
Change in interest expense:
Money market, savings and NOW	679	8,805	9,484	(1,084)	23,637	22,553
Time deposits	374	11,331	11,705	1,530	18,034	19,564
Total interest‑bearing deposits	1,053	20,136	21,189	446	41,671	42,117
FHLB borrowings	(627)	—	(627)	(644)	469	(175)
Subordinated Notes, net	(3,727)	—	(3,727)	(2,813)	1,571	(1,242)
Total change in interest expense	(3,301)	20,136	16,835	(3,011)	43,711	40,700
Change in net interest income	$(4,449)	$(4,040)	$(8,489)	$(10,991)	$(2,852)	$(13,843)

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

Net interest income was $56.5 million for the year ended December 31, 2024, a decrease of $8.5 million, or 13%, from $65.0 million for the same period in 2023. The decrease primarily reflects the continued decline in our interest-earning assets, as well as the decline in our net interest margin and net interest spread. The decrease in net interest income primarily reflects interest expense, principally on deposits, increasing more than interest income. The prevailing market rate environment combined with significant competition for deposits resulted in significant disparity between the impact on interest expense compared to interest income. In addition, the decline in net interest income partially reflects the continued reduction of our loan portfolio as we have discontinued the origination of residential mortgage loans.

Interest income was $135.1 million for the year ended December 31, 2024, an increase of $8.3 million, or 7%, from $126.8 million for the same period in 2023. The increase in interest income was primarily due to the yield on average loans increasing 72 basis points primarily due to rates resetting higher on our adjustable-rate residential real estate loans as these mortgages repriced at higher rates under the prevailing interest rate environment. Additionally, interest income increased due to the yield on our average investments increasing by 87 basis points in 2024 and the average balance of interest-earning assets (primarily interest-bearing cash deposits) increasing $136.0 million, or 26%. Partially offsetting these increases, the average balance of loans decreased $237.8 million, or 16%, primarily attributable to the continued repayment of our outstanding residential loans and prior decision to cease originating residential mortgage loans.

Interest expense was $78.7 million for the year ended December 31, 2024, an increase of $16.8 million, or 27%, from the year ended December 31, 2023. The increase in interest expense was primarily due to a 100 basis point increase in the average rate paid on interest-bearing deposits. We continued to competitively price our deposits as competition for deposits remained high in 2024. Partially offsetting the increase in interest expense relating to interest-bearing deposits, interest expense on our Subordinated Notes declined $3.7 million due to the redemption of all of our Subordinated Notes in the third quarter of 2023.

Net Interest Margin and Interest Rate Spread. Net interest margin was 2.37% for the year ended December 31, 2024, reflecting a decline of 31 basis points from 2.68% for the year ended December 31, 2023. The interest rate spread was 1.79% for the year ended December 31, 2024, reflecting a decline of 42 basis points from 2.21% for the year ended December 31, 2023. Our net interest margin and interest rate spread for the year ended December 31, 2024 compared to the prior year were negatively impacted by the 87 basis points increase in interest-bearing liabilities outpacing the 45 basis points increase in interest-earning assets.

Provision for (Recovery of) Credit Losses. The following table presents the components of our provision for (recovery of) credit losses:

	Year Ended
	December 31,
	2024	2023

	(In thousands)
Provision for (recovery of) credit losses:
Loans	$(9,051)	$(8,844)
Off-balance sheet credit exposures	515	317
Total	$(8,536)	$(8,527)

Our recovery for credit losses was $(8.5) million for both years ended December 31, 2024 and 2023. Our recovery for credit losses for the year ended December 31, 2024 and 2023 is primarily due to the $193.2 million or 14%, and $309.9 million, or 19%, reduction in our loan portfolio, respectively. The overall credit quality of our loan portfolio improved in 2024 and 2023, driven by improvement in the commercial loan portfolio and the economic forecast utilized in the analysis of our allowance for credit losses was stable to improving throughout this time period. In addition, the residential loan portfolio continued to decline as our outstanding loans continued to repay while we had ceased originating residential loans. Total classified loans at December 31, 2024 totaled $38.3 million, a decrease of $19.7 million, or 34%, from $57.9 million at December 31, 2023. See “—Asset Quality—Allowance for Credit Losses” for additional information.

Non-interest Income. The components of non-interest income were as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees	$314	$344	$(30)	(9)%
Gain (loss) on sale of investment securities	—	(113)	113	100%
Gain on sale of mortgage loans held for sale	—	1,623	(1,623)	(100)%
Unrealized gain (loss) on equity securities	(42)	61	(103)	N/M
Net servicing income	238	308	(70)	(23)%
Income earned on company‑owned life insurance	332	327	5	2%
Other	215	236	(21)	(9)%
Total non‑interest income	$1,057	$2,786	$(1,729)	(62)%

N/M - not meaningful

Non-interest income of $1.1 million for the year ended December 31, 2024 reflected a decrease of $1.7 million compared to the same period in 2023. The decrease was primarily attributable to a $1.6 million gain on the sale of held for sale loans, comprised primarily of nonperforming and chronically delinquent residential real estate loans, which sold in the second quarter of 2023.

Non-interest Expense. The components of non-interest expense were as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$33,583	$35,937	$(2,354)	(7)%
Occupancy and equipment	8,123	8,369	(246)	(3)%
Professional fees	10,065	10,076	(11)	(0)%
FDIC assessments	1,048	1,058	(10)	(1)%
Data processing	2,950	2,941	9	0%
Other	6,044	7,329	(1,285)	(18)%
Total non‑interest expense	$61,813	$65,710	$(3,897)	(6)%

Non-interest expense of $61.8 million for the year ended December 31, 2024 reflected a decrease of $3.9 million, or 6%, compared to $65.7 million for the year ended December 31, 2023.

Salaries and employee benefits decreased $2.4 million for the year ended December 31, 2024 as compared to the prior year primarily due to staff reductions in various support functions. In addition, our chief executive officer’s compensation package was restructured several times during 2024 and 2023. His annual base salary was reduced from $3.0 million to $950 thousand in 2023 and further reduced to $850 thousand in 2024. In 2023, he was granted a restricted stock award valued at approximately $2.0 million which vested over an 18-month period.

Although professional fees decreased only $11 thousand during the year ended December 31, 2024 as compared to the prior year, the components of our professional fees changed significantly. We incurred $3.5 million of Transaction related expenses in 2024. In 2023, we incurred substantial expenses related to the government investigations, which were resolved in 2023. This 2023 expense was partially offset by the receipt of $6.0 million in reimbursements from our insurance carriers for expenses previously incurred relating to the investigations.

Other non-interest expense decreased $1.3 million from the prior year due in part to lower marketing expenses largely reflecting the suspension of our digital marketing campaign and general cost-saving initiatives undertaken in 2024, partially offset by expenses incurred to settle disputes with former employees.

Income Tax Expense. The Company recorded an income tax expense of $2.1 million, a 49.7% effective rate, for the year ended December 31, 2024 and $3.1 million, or an effective rate of 29.8%, for the year ended December 31, 2023. Income tax expense includes an additional $0.6 million in the third quarter of 2024 to reverse a tax position previously taken on the deductibility of interest earned on U.S. government obligations under applicable state tax law. Our effective tax rate varies from the statutory rate primarily due to the adjustment in the third quarter of 2024 as well as the impact of non-deductible compensation-related expenses.

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

We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operations and additional liquidity measures, if determined to be necessary. Our cash requirements based on contractual payment dates of our known contractual and other obligations as of December 31, 2024 are summarized in the following table:

	Contractual Maturities as of December 31, 2024
		More Than	More Than
		One Year	Three Years
	Less Than	Through	Through	Over
	One Year	Three Years	Five Years	Five Years	Total

	(In thousands)
Noncancelable operating lease obligations(1)	$4,020	$5,141	$2,425	$886	$12,472
Time deposits	797,391	155,378	291	—	953,060
Total	$801,411	$160,519	$2,716	$886	$965,532
(1)	Our operating lease obligations include contractual payments required under our noncancelable operating lease contracts.

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon; therefore, these items are not included in the table above. We are a party to these financial instruments in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments that are not reflected in our consolidated balance sheets, as well as commitments on unused lines of credit that involve elements of credit and interest rate risk in excess of the amount recorded in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of these instruments. At December 31, 2024, we had unfunded commitments on lines of credit totaling $24.8 million and standby letters of credit outstanding of $24 thousand. The Company is required to estimate the expected credit losses for off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which are not unconditionally cancellable. At December 31, 2024, the Company has recorded a liability for unfunded commitments of $1.4 million. Refer to Note 19—Commitments and Contingencies to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further details of these off-balance sheet arrangements.

Our most liquid asset is cash and due from banks. These funds offer substantial resources to meet on-going operational need and or to help offset reductions in our deposit funding base. At December 31, 2024 and 2023, cash and due from banks totaled $878.2 million and $578.0 million, respectively.

Our liquidity is further enhanced by our ability to pledge loans and investment securities to access secured borrowings from the FHLB. Our debt securities available for sale at December 31, 2024 and 2023 totaled $338.1 million and $419.2 million, respectively. During the year ended December 31, 2024, we purchased investment securities of $219.3 million and had maturing and principal receipts of investment securities of $306.4 million. We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest earning deposits and securities and (4) the objectives of our asset/liability management program. The Company’s Asset Liability Management Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. Excess liquid assets are generally invested in interest-earning deposits and short-term securities.

Based on our collateral, consisting of certain residential mortgage loans and investment securities, and holdings of FHLB stock, the Company had additional borrowing capacity with the FHLB of $397.2 million at December 31, 2024. We also had available credit lines with other banks totaling $60.0 million.

Cash flows from financing activities are primarily impacted by our deposits. Our total deposits were $2.1 billion at December 31, 2024, an increase of $66.9 million, or 3%, from December 31, 2023. We generate deposits from local businesses and individuals through customer referrals and other relationships and through our retail presence. We obtain funds from depositors by offering a range of deposit types, including demand, savings money market and time. We utilize borrowings and brokered deposits to supplement funding needs and manage our liquidity position though we have not used brokered deposits during the past three years. At December 31, 2024, time deposits due within one year were $797.4 million, or 39% of total deposits. At December 31, 2023, time deposits due within one year were $761.7 million, or 38% of total deposits. In addition, we estimated our total uninsured deposits were approximately 23% of total deposits at December 31, 2024.

Cash flows from investing activities are primarily impacted by our loan and investment securities activity, as discussed above. The Company’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits. The Company suspended originating residential real estate loans in early in 2023, resulting in loan payoffs far exceeding loan originations in 2024 and 2023. During the year ended December 31, 2024 and 2023, net cash inflows from loans were $193.8 million and $273.3 million, respectively. From time to time, we also sell residential mortgage loans in the secondary market primarily to third party investors. Often, the agreements under which we sell residential mortgage loans may contain provisions that include various representations and warranties regarding origination and characteristics of the residential mortgage loans. The Company has an outstanding commitment to repurchase a pool of Advantage Loan Program loans sold to an investor with an unpaid principal balance of $11.1 million at December 31, 2024. This commitment expires in July 2025.

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

The Company’s primary funding needs on a parent company-only basis consists of expenses attributable to the Transaction and public company operations. The Company suspended cash dividends to shareholders and its share repurchase program early in 2020, and does not currently plan to pay cash dividends to shareholders, other than liquidating distributions pursuant to the Plan of Dissolution following the closing of the Transaction.

The Company’s ability to pay cash dividends is restricted by the terms of the applicable provisions of Michigan law and the rules and regulations of the OCC and the FRB. In addition, under Michigan law, the Company is prohibited from paying cash dividends if, after giving effect to the dividend, (i) it would not be able to pay its debts as they become due in the usual course of business or (ii) its total assets would be less than the sum of its total liabilities plus the preferential rights upon dissolution of shareholders with preferential rights on dissolution that are superior to those receiving the dividend, and we are currently required to obtain the prior approval of the FRB in order to pay any dividends to our shareholders. Upon completion of the Transaction, the Company will no longer be a thrift holding company and will no longer be subject to bank regulatory restrictions or prior regulatory approval with respect to payment of dividends or payment of liquidating distributions pursuant to the Plan of Dissolution. For additional information on our dividend policy, see “Market for Common Stock – Dividend Policy.”

The Company and the Bank are subject to minimum capital adequacy requirements administered by the Federal Reserve and the OCC, respectively. We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the OCC. We review capital levels on a quarterly basis.

Effective as of January 1, 2023, the Company and the Bank have each elected to use the CBLR framework for compliance with regulatory capital requirements. At December 31, 2024, the Company and Bank satisfied the requirements of the CBLR framework with leveraged capital ratios of 14.07% and 13.76%, respectively, compared to a minimum 9% requirement, and therefore are considered to have met the minimum capital requirements to be “well capitalized” under applicable prompt corrective action requirements.

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, which would result from changes in market interest rates over a 12-month period beginning December 31, 2024 and 2023. Net interest income in the zero rate change scenario decreased from December 31, 2023. Balance sheet mix changes reduced the benefit of rate increases on interest-earning assets, as higher yielding loans were replaced with lower yielding cash and investment securities. Reduced rates paid on money market accounts offset much of the lower assets yield. Asset sensitivity of our balance sheet increased from December 31, 2023. Greater sensitivity to rate changes was due to longer duration loans paying off, increasing cash which reprices immediately.

	At December 31,
	2024		2023
	Estimated		Estimated
	12‑Months		12‑Months
	Net Interest		Net Interest
Change in Interest Rates (Basis Points)	Income	Change	Income	Change

	(Dollars in thousands)
200	$67,168	13%	$62,356	1%
100	63,560	7%	62,560	1%
0	59,265		61,652
−100	56,105	(5)%	60,057	(3)%
−200	53,613	(10)%	57,636	(7)%

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

The following table presents, as of December 31, 2024 and 2023, respectively, the impacts of immediate and permanent parallel hypothetical changes in market interest rates on EVE of the Bank, calculated on a bank-only basis. The base EVE increased from December 31, 2023 primarily due to the increased value of our money market accounts. We lowered our money market rates during 2024 while the yield curve normalized. The sensitivity of our balance sheet to rising rates improved from December 31, 2023 primarily as a result of the shift in asset mix from rate sensitive loans to non-rate sensitive cash. Since EVE is a long-term measurement of value, the change in EVE is not indicative of the short term (12-months) effects on earnings.

	At December 31,
	2024		2023
	Economic		Economic
Change in Interest Rates (Basis Points)	Value of Equity	Change	Value of Equity	Change

	(Dollars in thousands)
200	$324,166	(10)%	$261,202	(17)%
100	345,607	(4)%	293,190	(6)%
0	359,717		313,220
−100	368,445	2%	322,399	3%
−200	374,726	4%	326,171	4%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Sterling Bancorp, Inc.

Southfield, Michigan

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses for Loans

The Company measures expected credit losses on pooled loans with similar risk characteristics using a Probability of Default / Probability of Attribution model and qualitative factor framework which estimates credit losses over the expected life of the loan as described in Notes 2 and 5 of the consolidated financial statements. The Company adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.

The Company estimates the allowance for credit losses for pooled loans initially through the deployment of a Probability of Default / Probability of Attrition model, which uses macroeconomic variables, including but not limited to unemployment rates, gross domestic product, and the Treasury Yield Curve and peer loss data, when required to develop a statistical estimate of credit losses. Adjustments to the statistical model are made for imprecision inherent in the forecasts of macroeconomic variables, for portfolio dispersion, for levels of criticized and classified loans, for management’s collection strategy and for unique characteristics of the Advantage loan portfolio. These adjustments are formulated through a qualitative factor framework that comprises the aforementioned factors and quantifies the Company’s exposure to credit losses associated with each.

Auditing the Probability of Default / Probability of Attrition model and the qualitative factor framework used in determining the allowance for credit losses was identified by us as a critical audit matter. It required significant auditor judgment and significant audit effort to evaluate the subjective and complex judgments made by management related to the application of the Probability of Default / Probability of Attrition model and the selection of and application of the qualitative factor framework, including the need to use our valuation specialists.

The primary procedures performed to address the critical audit matter included:

●	Testing the effectiveness of management’s controls addressing:
o	Management’s application of the Probability of Default / Probability of Attrition model, including validating the chosen regression development methodology and evaluating the conceptual design of the model;
o	Management’s review of the relevance and reliability of data used in the Probability of Default / Probability of Attrition model;
o	Management’s review over the Company’s judgments and assumptions used in the formulation of the qualitative factor framework; and
o	Management’s review over the relevance and reliability of the internal and external data used in the formulation of the qualitative factor framework.

●	Substantive testing included:
o	With the assistance of our valuation specialists, evaluating management’s judgments and assumptions related to the application of the Probability of Default / Probability of Attrition model, including evaluating the conceptual design of the model and the mathematical accuracy of the Probability of Default / Probability of Attrition model;
o	Evaluating the relevance and reliability of data used in the Probability of Default/Probability of Attrition model;
o	Evaluating management’s judgments and assumptions used in the formulation of the qualitative factor framework; and
o	Evaluating the relevance and reliability of the internal and external data used in the formulation of the qualitative factor framework.

/s/ Crowe LLP

We have served as the Company’s auditor since 2003.

Grand Rapids, Michigan

March 14, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STERLING BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2024	2023
Assets
Cash and due from banks	$878,181	$577,967
Interest-bearing time deposits with other banks	—	5,226
Debt securities available for sale, at fair value (amortized cost $356,746 and $440,211 at December 31, 2024 and 2023, respectively)	338,105	419,213
Equity securities	4,661	4,703
Loans, net of allowance for credit losses of $20,805 and $29,404 at December 31, 2024 and 2023, respectively	1,134,925	1,319,568
Accrued interest receivable	8,592	8,509
Mortgage servicing rights, net	1,279	1,542
Leasehold improvements and equipment, net	4,480	5,430
Operating lease right-of-use assets	10,640	11,454
Federal Home Loan Bank stock, at cost	18,423	18,923
Federal Reserve Bank stock, at cost	9,238	9,048
Company-owned life insurance	8,926	8,711
Deferred tax asset, net	15,389	16,959
Other assets	3,673	8,750
Total assets	$2,436,512	$2,416,003

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$38,086	$35,245
Interest-bearing deposits	2,032,804	1,968,741
Total deposits	2,070,890	2,003,986
Federal Home Loan Bank borrowings	—	50,000
Operating lease liabilities	11,589	12,537
Other liabilities	20,070	21,757
Total liabilities	2,102,549	2,088,280

Commitments and contingencies (Note 19)

Shareholders’ equity
Preferred stock, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 500,000,000 shares; issued and outstanding 52,305,036 shares and 52,070,361 at December 31, 2024 and 2023, respectively	84,323	84,323
Additional paid-in capital	19,053	16,660
Retained earnings	244,102	241,964
Accumulated other comprehensive loss	(13,515)	(15,224)
Total shareholders’ equity	333,963	327,723
Total liabilities and shareholders’ equity	$2,436,512	$2,416,003

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Interest income
Interest and fees on loans	$82,055	$86,684	$87,375
Interest and dividends on investment securities and restricted stock	17,734	12,056	6,426
Interest on interest-bearing cash deposits	35,346	28,049	6,131
Total interest income	135,135	126,789	99,932

Interest expense
Interest on deposits	78,298	57,109	14,992
Interest on Federal Home Loan Bank borrowings	367	994	1,169
Interest on subordinated notes	—	3,727	4,969
Total interest expense	78,665	61,830	21,130

Net interest income	56,470	64,959	78,802
Provision for (recovery of) credit losses	(8,536)	(8,527)	(9,934)
Net interest income after provision for (recovery of) credit losses	65,006	73,486	88,736

Non-interest income
Service charges and fees	314	344	435
Gain (loss) on sale of investment securities	—	(113)	32
Gain on sale of mortgage loans held for sale	—	1,623	143
Unrealized gain (loss) on equity securities	(42)	61	(580)
Net servicing income (loss)	238	308	(20)
Income earned on company-owned life insurance	332	327	751
Other	215	236	586
Total non-interest income	1,057	2,786	1,347

Non-interest expense
Salaries and employee benefits	33,583	35,937	33,507
Occupancy and equipment	8,123	8,369	8,657
Professional fees	10,065	10,076	23,908
FDIC assessments	1,048	1,058	1,146
Data processing	2,950	2,941	3,058
Provision for contingent losses	—	—	18,239
Other	6,044	7,329	9,133
Total non-interest expense	61,813	65,710	97,648

Income (loss) before income taxes	4,250	10,562	(7,565)
Income tax expense	2,112	3,149	6,629
Net income (loss)	$2,138	$7,413	$(14,194)

Income (loss) per share, basic and diluted	$0.04	$0.15	$(0.28)

Weighted average common shares outstanding:
Basic	50,971,884	50,630,928	50,346,198
Diluted	51,340,966	50,778,559	50,346,198

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$2,138	$7,413	$(14,194)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, arising during the year, net of tax effect of $649, $1,599 and $(7,048), respectively	1,709	4,220	(18,605)
Reclassification adjustment for the (gain) loss included in net income (loss) of $—, $113 and $(32), respectively, included in gain (loss) on sale of investment securities, net of tax effect of $— , $32 and $(9), respectively	—	81	(23)
Total other comprehensive income (loss)	1,709	4,301	(18,628)
Comprehensive income (loss)	$3,847	$11,714	$(32,822)

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at January 1, 2022	50,460,932	$82,157	$14,124	$248,243	$(897)	$343,627
Net loss	—	—	—	(14,194)	—	(14,194)
Repurchase of restricted shares to pay employee tax liability	(32,929)	—	(216)	—	—	(216)
Issuance of shares of common stock to defined contribution retirement plan (Note 11)	160,978	1,138	—	—	—	1,138
Stock-based compensation	206,890	—	900	—	—	900
Other comprehensive loss	—	—	—	—	(18,628)	(18,628)
Balance at December 31, 2022	50,795,871	83,295	14,808	234,049	(19,525)	312,627
Cumulative effect adjustment of change in accounting principle, net of tax, on adoption of ASU 2016-13 (Note 2)	—	—	—	778	—	778
Cumulative effect adjustment of change in accounting principle, net of tax, on adoption of ASU 2022-02 (Note 2)	—	—	—	(276)	—	(276)
Net income	—	—	—	7,413	—	7,413
Repurchase of restricted shares to pay employee tax liability	(42,753)	—	(245)	—	—	(245)
Issuance of shares of common stock to defined contribution retirement plan (Note 11)	184,928	1,028	—	—	—	1,028
Stock-based compensation	1,132,315	—	2,097	—	—	2,097
Other comprehensive income	—	—	—	—	4,301	4,301
Balance at December 31, 2023	52,070,361	84,323	16,660	241,964	(15,224)	327,723
Net income	—	—	—	2,138	—	2,138
Repurchase of restricted shares to pay employee tax liability	(157,130)	—	(836)	—	—	(836)
Stock-based compensation	391,805	—	3,229	—	—	3,229
Other comprehensive income	—	—	—	—	1,709	1,709
Balance at December 31, 2024	52,305,036	$84,323	$19,053	$244,102	$(13,515)	$333,963

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$2,138	$7,413	$(14,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(8,536)	(8,527)	(9,934)
Deferred income taxes	921	4,924	4,779
Gain on extinguishment of Subordinated Notes	—	(234)	—
(Gain) loss on sale of debt securities	—	113	(32)
Unrealized (gain) loss on equity securities	42	(61)	580
Net accretion on debt securities	(3,591)	(2,938)	(841)
Depreciation and amortization on leasehold improvements and equipment	1,030	1,331	1,541
Originations, net of principal payments, of loans held for sale	—	(9,438)	(3,641)
Proceeds from sale of mortgage loans held for sale	—	9,691	8,798
Gain on sale of mortgage loans held for sale	—	(1,623)	(143)
Net provision for (recovery of) of mortgage repurchase liability	(258)	(59)	(639)
Provision for contingent losses	—	—	18,239
Increase in cash surrender value of company-owned life insurance, net of premiums	(215)	(210)	(345)
Valuation allowance adjustments and amortization of mortgage servicing rights	263	252	939
Stock-based compensation	3,229	2,097	900
Other	7	(3)	70
Change in operating assets and liabilities:
Accrued interest receivable	(83)	(680)	(133)
Other assets	5,002	2,723	4,887
Other liabilities	(2,071)	(29,681)	(8,493)
Net cash provided by (used in) operating activities	(2,122)	(24,910)	2,338
Cash Flows From Investing Activities
Maturities of interest-bearing time deposits with other banks	5,233	685	934
Purchases of interest-bearing time deposits with other banks	—	(4,974)	(685)
Maturities and principal receipts of debt securities	306,387	71,856	87,748
Proceeds from sale of debt securities	—	9,578	6,999
Purchases of debt securities	(219,330)	(148,484)	(154,460)
Maturities of debt securities, net	—	153	—
Proceeds from redemption of Federal Home Loan Bank stock	500	1,365	2,662
Purchase of shares of Federal Reserve Bank stock	(190)	(4,524)	—
Net decrease in loans	193,756	273,257	433,903
Purchases of portfolio loans	—	—	(97,974)
Principal payments received on loans held for sale previously classified as portfolio loans	—	1,959	2,531
Proceeds from loans held for sale previously classified as portfolio loans	—	37,930	67,584
Proceeds received from settlement of company-owned life insurance policies	—	—	24,877
Proceeds from the sale of equipment	—	46	—
Purchases of leasehold improvements and equipment	(88)	(472)	(421)
Net cash provided by investing activities	286,268	238,375	373,698
Cash Flows From Financing Activities
Net increase (decrease) in deposits	66,904	49,949	(307,698)
Repayment of advance from Federal Home Loan Bank	(50,000)	—	(135,000)
Proceeds from advances from Federal Home Loan Bank	—	—	35,000
Payments on redemption of Subordinated Notes	—	(65,000)	—
Cash paid for surrender of vested shares to satisfy employee tax liability	(836)	(245)	(216)
Net cash provided by (used in) financing activities	16,068	(15,296)	(407,914)
Net change in cash and due from banks	300,214	198,169	(31,878)
Cash and due from banks, beginning of period	577,967	379,798	411,676
Cash and due from banks, end of period	$878,181	$577,967	$379,798

Supplemental cash flows information
Cash paid for:
Interest	$78,603	$62,004	$19,835
Income taxes	414	300	2,279
Noncash investing and financing activities:
Transfers of residential and commercial real estate loans to loans held for sale	—	34,581	—
Transfers of residential real estate loans from loans held for sale	—	3,906	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,773	228	212
Shares of common stock issued in satisfaction of matching contribution in defined contribution retirement plan	—	1,028	1,138

See accompanying notes to consolidated financial statements.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1—Nature of Operations

Sterling Bancorp, Inc. (unless stated otherwise or the context otherwise requires, together with its subsidiary, the “Company”) is a unitary thrift holding company that was incorporated in 1989 and the parent company of its wholly owned subsidiary, Sterling Bank and Trust, F.S.B. (the “Bank”), which was formed in 1984. The Company’s business is conducted through the Bank. The Bank originates commercial real estate loans and commercial and industrial loans, and provides deposit products, consisting primarily of checking, savings and term certificate accounts. The Bank also engages in mortgage banking activities and, as such, acquires, sells and services residential mortgage loans. The Bank operates through a network of 27 branches of which 25 branches are located in the San Francisco and Los Angeles, California metropolitan areas with the remaining branches located in New York, New York and Southfield, Michigan. In February 2024, the Company closed one of its branches in San Francisco and consolidated the operations into a nearby branch office. The Company is headquartered in Southfield, Michigan. In October 2024, we published notice of the planned closing of the branch office located at our headquarters in Southfield, Michigan in connection with the closing of the Transaction (as described below).

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

Proposed Sale of the Bank and Dissolution of the Company

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

Also on September 15, 2024, the Company’s board of directors unanimously approved a plan of dissolution (the “Plan of Dissolution”), which provides for the dissolution of the Company under Michigan law following the closing of the Transaction. The Company intends to file a certificate of dissolution with the Michigan Department of Licensing and Regulatory Affairs and subject to first completing the wind down of the Company and paying or providing for the Company’s creditors and existing and reasonably foreseeable debts, liabilities, and obligations of and claims against the Company (including all transaction expenses incurred in connection with the negotiation and consummation of the Stock Purchase Agreement and any claims or demands received by the Company on behalf of any of its shareholders) in accordance with Michigan law and the Plan of Dissolution, distribute the remaining cash to its shareholders according to their respective rights and interests, in one or more distributions.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company’s shareholders approved the Stock Purchase Agreement, the Transaction and the Plan of Dissolution at a Special Meeting of Shareholders held on December 18, 2024. The Transaction is expected to close early in the second quarter of 2025. The Transaction is subject to customary closing conditions, including the receipt of required regulatory approvals. On March 13, 2025, the Company received approval for the Transaction from the Office of the Comptroller of the Currency. The Transaction remains subject to the receipt of approval from the Board of Governors of the Federal Reserve System. In addition, EverBank’s obligation to complete the Transaction is also subject to the following conditions: (i) the sale by the Bank of its portfolio of residential tenant-in-common loans (with an aggregate principal balance of approximately $349,000 at December 31, 2024) and receipt by the Bank of the purchase price specified in such agreement and (ii) the average daily closing balance of the Bank’s deposits for the monthly period ending on the last day of the month before closing is not less than 85% of the average daily closing balance of such deposits for the monthly period ending on July 31, 2024.

Simultaneously with the execution of the Stock Purchase Agreement, the Bank entered into the mortgage loan purchase agreement (the “Mortgage Loan Purchase Agreement”) with Bayview Acquisitions LLC, a Delaware limited liability company (“Bayview”). The Mortgage Loan Purchase Agreement provides that Bayview will purchase the Bank’s residential tenant-in-common loans for an aggregate purchase price equal to 87% of the aggregate unpaid principal balance of the loans on the agreed upon purchase date plus all accrued and unpaid interest. The Bank’s obligation to consummate the sale contemplated by the Mortgage Loan Purchase Agreement is subject to certain conditions, including the receipt by the Bank of evidence of the shareholder and regulatory approvals required for the Transaction. As of December 31, 2024, the residential tenant-in-common loans were not held for sale as the Bank’s intent to liquidate its tenant-in-common loan portfolio is based solely upon its ability to close the Transaction and receipt of the required approvals for the Transaction of which regulatory approval was not yet received as of December 31, 2024. The closing of the loan sale is to occur after receipt of all regulatory approvals for the Transaction and shortly prior to the closing of the Transaction.

Note 2—Summary of Significant Accounting Policies

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

Debt securities available for sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as loans, other real estate owned, nonmarketable equity securities and certain other assets and liabilities.

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

Concentration of Credit Risk

The loan portfolio consists primarily of residential real estate loans, which are collateralized by real estate. At December 31, 2024 and 2023, residential real estate loans accounted for 73% and 80%, respectively, of total gross loans. In addition, most of these residential loans and other commercial loans have been made to individuals and businesses in the state of California, which are dependent on the area economy for their livelihoods and servicing of their loan obligation. At December 31, 2024 and 2023, approximately 75% and 80%, respectively, of gross loans were originated with respect to properties or businesses located in the state of California.

Also, the loan portfolio consists of a loan product of one-, three-, five- or seven-year adjustable-rate mortgages that required a down payment of at least 35% (also referred to herein as “Advantage Loan Program loans”) which was terminated at the end of 2019 and continues to be the largest portion of gross residential loans. An internal review of the Advantage Loan Program and investigations conducted by the U.S. Department of Justice (the “DOJ”) and the OCC indicated that certain employees engaged in misconduct in connection with the origination of a significant number of such loans, including the falsification of information with respect to verification of income, the amount of income reported for borrowers, reliance on third parties and related documentation. Refer to Note 19—Commitments and Contingencies. This former loan product totaled $443,036 and $628,245, or 52% and 58% of gross residential loans, at December 31, 2024 and 2023, respectively.

Debt Securities

Debt securities are classified as either available for sale or held to maturity. Management determines the classification of the debt securities when they are purchased. All debt securities were categorized as available for sale at December 31, 2024 and 2023.

Debt securities available for sale are stated at fair value, with unrealized gains and losses reported in other comprehensive income (loss), net of income taxes. Held to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums (noncallable) and accretion of discounts. The Company amortizes premiums and accretes discounts using the effective interest method over the contractual life of the individual securities or, in the case of asset-backed securities, using the effective yield method over the estimated life of the individual securities.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Effective January 1, 2023, for debt securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates at the individual security level whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as a provision for (recovery of) credit losses. Losses are charged against the allowance for credit losses when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

For debt securities held to maturity, the Company utilizes the current expected credit loss approach to estimate lifetime expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of debt securities held to maturity to present the net amount expected to be collected from debt securities held to maturity.

Accrued interest receivable on debt securities available for sale is recorded separately from the amortized cost basis of the debt securities in the consolidated balance sheets and is excluded from the estimate of credit losses.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The Company estimates the allowance for credit losses on loans based on the underlying loans’ amortized cost. If the collection of principal becomes uncertain, the Company stops accruing interest and reverses the accrued but unpaid interest against interest income. The Company has made a policy election to exclude accrued interest receivable from the measurement of the allowance for credit losses. The allowance for credit losses process involves procedures to appropriately consider the unique characteristics of the Company’s portfolio segments. The allowance for credit losses is measured on a collective (pool) basis for portfolios of loans with similar risk characteristics and risk profiles. The Company’s portfolio segments include the following: (i) commercial real estate, (ii)construction, (iii) commercial and industrial, (iv) residential real estate and (v) home equity lines of credit. These portfolio segments were identified based on their common characteristics: loan type/purpose of loan, underlying collateral type, historical/expected credit loss patterns, availability of credit quality indicators (i.e., FICO, risk rating, delinquency) and completeness of the historical information. Loans which do not share risk characteristics—generally, nonaccrual commercial and construction loans, and collateral-dependent loans where the borrower is experiencing financial difficulty— are individually assessed for credit loss. The Company has elected, as a practical expedient, to measure the allowance for credit losses on a collateral-dependent loan, where the borrower is experiencing financial difficulty, at the fair value of the collateral less estimated costs to sell. The portfolio segments are reviewed at least annually or when major changes occur in the loan portfolio to ensure that the segmentation is still appropriate.

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

The Commercial Real Estate Loan portfolio includes commercial loans made to many types of businesses secured by retail, multifamily, offices, hotels/single-room occupancy hotels, industrial and other commercial properties. Adverse economic developments or an overbuilt market may impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for the properties to produce sufficient cash flow to service debt obligations.

The Construction Loan portfolio is comprised of loans to builders and developers primarily for residential, commercial and mixed-use development. In addition to general commercial real estate risks, construction loans have additional risk of cost overruns, market deterioration during construction, lack of permanent financing, and no operating history.

The Commercial and Industrial Loan portfolio is comprised of loans to many types of businesses for their operating needs of the business. The risk characteristics of these loans vary based on the borrowers’ business and industry as repayment is typically dependent on cash flows generated from the underlying business. These loans may be secured by real estate or other assets or may be unsecured and the Company typically seeks personal guarantees on commercial and industrial loans.

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing income. Servicing fees totaled $487, $551 and $905 for the year ended December 31, 2024, 2023 and 2022, respectively. Late fees and ancillary fees related to loan servicing were not material for the periods presented.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of FHLB borrowings and other factors and may invest additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of its par value. The FHLB stock does not have a readily determinable fair value and no quoted market value as the ownership is restricted to member institutions. Also, the FHLB stock is pledged as collateral on FHLB borrowings. Cash and stock dividends on FHLB stock are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of operations. Cash dividends received amounted to $935, $653 and $433 for the year ended December 31, 2024, 2023 and 2022, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Federal Reserve Bank Stock

The Bank is a member of its regional Federal Reserve Bank. As a covered savings association, the Bank is required to own a certain amount of capital stock of the Federal Reserve Bank of Chicago, of which 50% has been paid. The remaining 50% is subject to a call by the Federal Reserve Bank. The capital stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of its par value. The capital stock does not have a readily determinable fair value and no quoted market value as ownership is restricted to member institutions. Cash and stock dividends on the Federal Reserve Bank stock are reported as income in interest and dividends on investment securities and restricted stock in the consolidated statements of operations. Cash dividends received amounted to$274 and $106 for the year ended December 31, 2024 and 2023, respectively.

Company-Owned Life Insurance

The Company owns life insurance policies on retired and former employees and officers. These policies are recorded at the amount that can be realized under the insurance contract at the consolidated balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Income from these policies and changes in the cash surrender value of the life insurance policies are recorded in non-interest income in the consolidated statements of operations and are generally not subject to income taxes.

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

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk through a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate of expected credit losses generally follows the same methodology as the funded loans by utilizing the loss rates generated for each portfolio segment with an adjustment for the probability of funding to occur. The liability for unfunded commitments, which is recorded in other liabilities in the consolidated balance sheets, is adjusted through the provision for (recovery of) credit losses in the consolidated statements of operations.

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

Operating Segments

The Company’s operations are in the financial services industry. Operations are managed and financial performance is evaluated on a Company-wide basis since discrete financial information is not available other than on a consolidated basis. Accordingly, the Chief Executive Officer, who is designated as the chief operating decision-maker (“CODM”), evaluates the performance of the Company’s business based on one reportable segment, community banking. The CODM assesses the Company’s performance and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations as consolidated net income.

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

In June 2016, the FASB issued ASU 2016-13 (and subsequent amendments), which significantly changes estimates for credit losses related to financial assets measured at amortized cost, including loan receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss model. The current expected credit loss model requires the measurement of the lifetime expected credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, ASU 2016-13 requires credit losses on debt securities available for sale to be presented as an allowance rather than as a write-down under the previous other-than-temporary impairment model. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

For all classes of financial assets deemed collateral dependent, the Company elected the practical expedient to estimate the expected credit losses based on the respective collateral’s fair value less cost to sell. The Company also made an accounting policy election to not measure an allowance for credit losses on accrued interest receivable and to present accrued interest receivable separately from the related financial asset on the consolidate balance sheets.

The Company’s debt securities available for sale are comprised of U.S. Treasury and Agency securities, mortgage-backed securities and collateralized mortgage obligations. The mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from these issuers. Thus, the Company has not recorded an allowance for credit losses for its debt securities available for sale at the date of adoption.

As stated, the comparative prior period information presented before January 1, 2023 has not been adjusted and continues to be reported under the Company’s historical allowance for loan losses policies.

New Accounting Standard Adopted in 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosures by requiring public business entities to disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. ASU 2023-07 became effective for the Company on January 1, 2024. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standard Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of information in a reporting entity’s effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. This ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption is permitted. The adoption of ASU 2023-09 will not have a material impact on the Company’s income tax disclosures.

Note 3—Debt Securities

The following tables summarize the amortized cost and fair value of debt securities available for sale at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
Available for sale:
U.S. Treasury and Agency securities	$154,727	$104	$(2,237)	$152,594
Mortgage-backed securities	30,634	—	(3,589)	27,045
Collateralized mortgage obligations	171,240	153	(13,070)	158,323
Collateralized debt obligations	145	—	(2)	143
Total	$356,746	$257	$(18,898)	$338,105

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

Debt securities with a fair value of $77,490 and $61,078 were pledged as collateral on the FHLB borrowings at December 31, 2024 and 2023, respectively.

Accrued interest receivable on debt securities available for sale totaled $2,049 and $1,535 at December 31, 2024 and 2023, respectively.

The mortgage-backed securities, and a majority of the collateralized mortgage obligations are issued and/or guaranteed by a U.S. government agency (Government National Mortgage Association) or a U.S. government-sponsored enterprise (Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”)). The fair value of the private-label collateralized mortgage obligations was $269 and $308 at December 31, 2024 and 2023, respectively.

No securities of any single issuer, other than debt securities issued by the U.S. government, government agency and government-sponsored enterprises, were in excess of 10% of total shareholders’ equity as of December 31, 2024 and 2023.

Information pertaining to sales of debt securities available for sale for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Proceeds from the sale of debt securities	$—	$9,578	$6,999

Gross realized gains	$—	$2	$33
Gross realized losses	—	(115)	(1)
Total net realized gains (loss)	$—	$(113)	$32

The income tax expense (benefit) related to the net realized gains (loss) was $0, $ (32) and $9 for the year ended December 31, 2024, 2023 and 2022, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The amortized cost and fair value of U.S. Treasury and Agency securities at December 31, 2024 are shown by contractual maturity in the table below. Mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations are disclosed separately as the expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
U.S. Treasury and Agency securities:
Due less than one year	$129,809	$129,000
Due after one year through five years	24,918	23,594
Mortgage-backed securities	30,634	27,045
Collateralized mortgage obligations	171,240	158,323
Collateralized debt obligations	145	143
Total	$356,746	$338,105

The following table summarizes debt securities available for sale, at fair value, in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023, aggregated by major security type and length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$—	$—	$77,490	$(2,237)	$77,490	$(2,237)
Mortgage-backed securities	4,091	(41)	22,954	(3,548)	27,045	(3,589)
Collateralized mortgage obligations	37,074	(346)	93,619	(12,724)	130,693	(13,070)
Collateralized debt obligations	—	—	143	(2)	143	(2)
Total	$41,165	$(387)	$194,206	$(18,511)	$235,371	$(18,898)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and Agency securities	$49,836	$(1)	$125,183	$(4,175)	$175,019	$(4,176)
Mortgage-backed securities	—	—	31,927	(3,830)	31,927	(3,830)
Collateralized mortgage obligations	10,297	(221)	111,554	(12,845)	121,851	(13,066)
Collateralized debt obligations	—	—	141	(10)	141	(10)
Total	$60,133	$(222)	$268,805	$(20,860)	$328,938	$(21,082)

As of December 31, 2024, the debt securities portfolio consisted of 35 debt securities, with 28 debt securities in an unrealized loss position. For debt securities in an unrealized loss position, the Company has both the intent and ability to hold these investments and, based on the current conditions, the Company does not believe it is likely that it will be required to sell these debt securities prior to recovery of the amortized cost. As the Company had the intent and the ability to hold the debt securities in an unrealized loss position at December 31, 2024, each security with an unrealized loss position was further assessed to determine if a credit loss exists.

The Company’s mortgage-backed securities and the majority of the collateralized mortgage obligations are issued by the U.S. government, its agencies and government-sponsored enterprises. The Company has a long history with no credit losses from issuers of U.S. government, its agencies and government-sponsored enterprises. Also, the Company’s debt securities available for sale are explicitly or implicitly fully guaranteed by the U.S. government. As a result, management does not expect any credit losses on its debt securities available for sale. Accordingly, the Company has not recorded an allowance for credit losses for its debt securities available for sale at December 31, 2024 and 2023, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 4—Equity Securities

Equity securities consist of an investment in a qualified community reinvestment act investment fund, which is a publicly traded mutual fund and an investment in the common equity of Pacific Coast Banker’s Bank, a thinly traded restricted stock. At December 31, 2024 and 2023, equity securities totaled $4,661 and $4,703, respectively.

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in non-interest income in the consolidated statements of operations. At December 31, 2024 and 2023, equity securities with readily determinable fair values were $4,415 and $4,457, respectively. The following is a summary of unrealized and realized gains and losses recognized in the consolidated statements of operations:

	Year Ended
	December 31,
	2024	2023	2022
Net gains (loss) recorded during the year on equity securities	$(42)	$61	$(580)
Less: net gains (loss) recorded during the year on equity securities sold during the period	—	—	—
Unrealized gains (loss) recorded during the year on equity securities held at the reporting date	$(42)	$61	$(580)

The Company has elected to account for its investment in a thinly traded, restricted stock using the measurement alternative for equity securities without readily determinable fair values, resulting in the investment carried at cost based on no evidence of impairment or observable trading activity during 2024 and 2023. The investment was reported at $246 at December 31, 2024 and 2023.

Note 5—Loans

Loans Held for Sale

At December 31, 2024 and 2023, no loans were held for sale. In March 2023, residential real estate loans held for investment with an amortized cost of $41,059 were transferred to loans held for sale due to management’s change in intent and decision to sell the loans. On the transfer, the Company recorded a $6,478 charge off applied against the allowance for credit losses to reflect these loans at their estimated fair value. In addition, residential real estate loans held for sale with an amortized cost of $3,906 were transferred to loans held for investment due to management’s change in intent and decision to not sell the loans.

During the year ended December 31, 2023, the Company sold loans held for sale, with a carrying value of $36,210 on the date of sale, to a third party for net cash proceeds of $37,930.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Loans Held for Investment

The major categories of loans held for investment and the allowance for credit losses were as follows:

	December 31,
	2024	2023
Residential real estate	$849,350	$1,085,776
Commercial real estate	296,457	236,982
Construction	2,509	10,381
Commercial and industrial	7,395	15,832
Other consumer	19	1
Total loans	1,155,730	1,348,972
Less: allowance for credit losses	(20,805)	(29,404)
Loans, net	$1,134,925	$1,319,568

Accrued interest receivable related to total gross loans, including loans held for sale, was $5,910 and $6,617 as of December 31, 2024 and 2023, respectively.

Loans totaling $461,994 and $428,358 were pledged as collateral on the FHLB borrowings at December 31, 2024 and 2023, respectively. Residential real estate loans collateralized by properties that were in the process of foreclosure totaled $3,158 and $4,004 at December 31, 2024 and 2023, respectively.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Allowance for Credit Losses

The allowance for credit losses at December 31, 2024 and 2023 was estimated using the current expected credit loss model. The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified a loan where the individual borrower is experiencing financial difficulty. The following tables present the activity in the allowance for credit losses related to loans held for investment by portfolio segment for the year ended December 31, 2024 and 2023:

				Commercial
	Residential	Commercial		and
December 31, 2024	Real Estate	Real Estate	Construction	Industrial	Total
Allowance for credit losses:
Beginning balance	$14,322	$13,550	$1,386	$146	$29,404
Provision for (recovery of) credit losses	(3,659)	(4,632)	(980)	220	(9,051)
Charge offs	—	—	—	—	—
Recoveries	439	—	11	2	452
Total ending balance	$11,102	$8,918	$417	$368	$20,805

				Commercial
	Residential	Commercial		and
December 31, 2023	Real Estate	Real Estate	Construction	Industrial	Total
Allowance for credit losses:
Beginning balance	$27,951	$11,694	$5,781	$38	$45,464
Adoption of ASU 2016-13	865	1,151	(3,633)	(34)	(1,651)
Adoption of ASU 2022-02	(11)	—	391	—	380
Provision for (recovery of) credit losses	(8,433)	605	(1,158)	142	(8,844)
Charge offs	(6,478)	—	—	—	(6,478)
Recoveries	428	100	5	—	533
Total ending balance	$14,322	$13,550	$1,386	$146	$29,404

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2022, as determined in accordance with ASC 310, Receivables (“ASC 310”), prior to the adoption of ASU 2016-13:

				Commercial
	Residential	Commercial		Lines of
December 31, 2022	Real Estate	Real Estate	Construction	Credit	Total
Allowance for loan losses:
Beginning balance	$32,202	$12,608	$11,730	$8	$56,548
Provision for (recovery of) credit losses	(5,105)	3,060	(7,919)	30	(9,934)
Charge offs	(197)	(4,064)	—	—	(4,261)
Recoveries	1,051	90	1,970	—	3,111
Total ending balance	$27,951	$11,694	$5,781	$38	$45,464

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2022, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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

In the table above, the unpaid principal balance is not reduced for partial charge offs. Also, the recorded investment excludes accrued interest receivable on loans, which was not significant.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following table presents the total amortized cost basis of loans on nonaccrual status, the amortized cost basis of loans on nonaccrual status with no related allowance for credit losses and loans past due 90 days or more and still accruing at December 31, 2024 and 2023:

	December 31,
	2024			2023
		Nonaccrual	Past Due 90		Nonaccrual	Past Due 90
		With No	Days or More		With No	Days or More
	Nonaccrual	Allowance for	and Still	Nonaccrual	Allowance for	and Still
	Loans	Credit Losses	Accruing	Loans	Credit Losses	Accruing
Residential real estate	$13,136	$3,509	$26	$8,942	$4,079	$31
Commercial real estate	1,422	—	—	—	—	—
Total	$14,558	$3,509	$26	$8,942	$4,079	$31

At December 31, 2024 and December 31, 2023, the Company had nonaccrual loans of $14,558 and $8,942, respectively, in its held for investment loan portfolio. The increase in nonaccrual loans from December 31, 2023 was due to the addition of residential loans of $11,601 and commercial real estate loans of $1,422 on nonaccrual status which was partially offset by loans totaling $2,453 that were returned to accrual status, loans that were paid in full totaling $3,727 and payments of the loan principal of $1,226.

The total interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms was $1,003, $401 and $2,028 for the year ended December 31, 2024, 2023 and 2022, respectively. The Company does not record interest income on nonaccrual loans.

Aging Analysis of Past Due Loans

The following tables present an aging of the amortized cost basis of contractually past due loans at December 31, 2024 and 2023:

	30 ‑ 59	60 ‑ 89	90 Days
	Days Past	Days Past	or More Past	Total	Current
December 31, 2024	Due	Due	Due	Past Due	Loans	Total
Residential real estate	$6,078	$1,011	$13,162	$20,251	$829,099	$849,350
Commercial real estate	—	—	1,422	1,422	295,035	296,457
Construction	—	—	—	—	2,509	2,509
Commercial and industrial	—	—	—	—	7,395	7,395
Other consumer	—	—	—	—	19	19
Total	$6,078	$1,011	$14,584	$21,673	$1,134,057	$1,155,730

	30 ‑ 59	60 ‑ 89	90 Days
	Days	Days	or More	Total	Current
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Loans	Total
Residential real estate	$16,634	$2,305	$8,973	$27,912	$1,057,864	$1,085,776
Commercial real estate	—	—	—	—	236,982	236,982
Construction	—	—	—	—	10,381	10,381
Commercial and industrial	—	—	—	—	15,832	15,832
Other consumer	—	—	—	—	1	1
Total	$16,634	$2,305	$8,973	$27,912	$1,321,060	$1,348,972

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Collateral-Dependent Loans

Collateral-dependent loans are those for which repayment (on the basis of the Company’s assessment as of the reporting date) is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As of December 31, 2024 and 2023, the amortized cost basis of collateral-dependent loans was $3,158 and $4,004, respectively. These loans were collateralized by residential real estate property and the fair value of collateral on substantially all collateral-dependent loans were significantly in excess of their amortized cost basis.

Loan Modifications

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Historically, the Company has provided loan forbearances to residential borrowers when mandated and modified construction loans by providing term extensions. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2024 and 2023. The Company did not have any loans held for investment to borrowers experiencing financial difficulty that were previously modified that subsequently defaulted during the year ended December 31, 2024 and 2023.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

For residential real estate and other consumer loan portfolio segments, the Company evaluates credit quality based on the accrual status of the loan. The following tables present the amortized cost in residential real estate loans based on accrual status:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Residential lending
Residential real estate loans:
Payment performance:
Accrual	$—	$753	$68,211	$118,853	$89,924	$551,027	$7,193	$253	$836,214
Nonaccrual	—	—	754	—	—	12,227	155	—	13,136
Total residential real estate loans	$—	$753	$68,965	$118,853	$89,924	$563,254	$7,348	$253	$849,350
Residential real estate loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Residential lending
Residential real estate loans:
Payment performance:
Accrual	$764	$72,840	$132,567	$99,676	$202,793	$560,185	$7,729	$280	$1,076,834
Nonaccrual	—	—	—	—	1,739	7,203	—	—	8,942
Total residential real estate loans	$764	$72,840	$132,567	$99,676	$204,532	$567,388	$7,729	$280	$1,085,776
Residential real estate loans:
Current period gross write offs	$—	$—	$—	$—	$1,858	$4,601	$19	$—	$6,478

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The amortized cost basis by year of origination and credit quality indicator of the Company’s commercial loans based on the most recent analysis performed was as follows:

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Costs Basis	to Term	Total
Commercial lending
Construction:
Risk rating
Pass	$—	$22	$—	$—	$—	$—	$—	$—	$22
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,487	—	—	2,487
Total construction	$—	$22	$—	$—	$—	$2,487	$—	$—	$2,509
Construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$—	$512	$—	$—	$—	$—	$6,883	$—	$7,395
Total commercial and industrial	$—	$512	$—	$—	$—	$—	$6,883	$—	$7,395
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk rating
Pass	$110,055	$22,858	$78,237	$7,465	$33,361	$21,794	$—	$—	$273,770
Special mention	—	—	2,868	—	—	2,702	—	—	5,570
Substandard	—	—	—	11,808	—	5,309	—	—	17,117
Total Commercial real estate	$110,055	$22,858	$81,105	$19,273	$33,361	$29,805	$—	$—	$296,457
Commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Costs Basis	to Term	Total
Commercial lending
Construction:
Risk rating
Pass	$14	$—	$—	$1,591	$—	$—	$—	$—	$1,605
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,776	—	—	—	8,776
Total construction	$14	$—	$—	$1,591	$8,776	$—	$—	$—	$10,381
Construction:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Risk rating
Pass	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Total commercial and industrial	$14,461	$1,071	$—	$—	$—	$97	$130	$73	$15,832
Commercial and industrial:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Risk rating
Pass	$28,975	$79,013	$33,694	$35,148	$6,938	$13,020	$—	$—	$196,788
Special mention	948	3,574	1,407	2,724	8,610	4,253	—	—	21,516
Substandard	—	—	11,778	—	2,805	4,095	—	—	18,678
Total commercial real estate	$29,923	$82,587	$46,879	$37,872	$18,353	$21,368	$—	$—	$236,982
Commercial real estate:
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

There were no loans classified as doubtful at December 31, 3024 or 2023.

Note 6—Leasehold Improvements and Equipment, net

Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Leasehold improvements and equipment at December 31, 2024 and 2023 are as follows:

	Estimated
	Useful
	Life	December 31,
	(in years)	2024	2023
Leasehold improvements	*	$11,337	$11,658
Furniture and equipment	3 ‑ 7	10,641	12,270
Total		21,978	23,928
Less: accumulated depreciation and amortization		(17,498)	(18,498)
Leasehold improvements and equipment, net		$4,480	$5,430

*  Amortized over the shorter of the lease term or estimated useful life.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The amount charged to occupancy and equipment in the consolidated statements of operations for depreciation and amortization was $1,030, $1,331 and $1,541 for the year ended December 31, 2024, 2023, and 2022, respectively.

Note 7—Mortgage Servicing Rights, net

The Company records servicing assets from the sale of residential real estate mortgage loans to the secondary market for which servicing has been retained. Residential real estate mortgage loans serviced for others are not included in the consolidated balance sheets. The principal balance of these loans at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Residential real estate mortgage loan portfolios serviced for:
FNMA	$97,482	$105,689
FHLB	28,275	31,016
Private investors	20,777	33,044
Total	$146,534	$169,749

Custodial escrow balances maintained with these serviced loans were $849 and $620 at December 31, 2024 and 2023, respectively. These balances are included in noninterest-bearing deposits in the consolidated balance sheets.

Activity for mortgage servicing rights and the related valuation allowance are as follows:

	Year Ended December 31,
	2024	2023	2022
Mortgage servicing rights:
Beginning of year	$1,590	$1,840	$3,332
Additions	—	—	11
Disposals	—	—	(863)
Amortization	(281)	(250)	(640)
End of year	1,309	1,590	1,840
Valuation allowance:
Beginning of year	48	46	610
Additions (recoveries)	(18)	2	(564)
End of year	30	48	46
Mortgage servicing rights, net	$1,279	$1,542	$1,794

Servicing income (loss), net of amortization of servicing rights and changes in the valuation allowance, was $238, $308 and $(20) for the year ended December 31, 2024, 2023 and 2022, respectively.

The fair value of mortgage servicing rights was $1,589 and $1,857 at December 31, 2024 and 2023, respectively. The fair value of mortgage servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the estimate of the fair value of mortgage servicing rights. The fair value at December 31, 2024 was determined using discount rates ranging from 10.00% to 12.50%, prepayment speeds with a weighted average of 9.1% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 79 months and a weighted average default rate of 0.2%. The fair value at December 31, 2023 was determined using discount rates ranging from 10.0% to 12.5%, prepayment speeds with a weighted average of 9.8% (depending on the stratification of the specific right), a weighted average life of the mortgage servicing right of 77 months and a weighted average default rate of 0.2%.

Impairment is determined by stratifying the mortgage servicing rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. At December 31, 2024 and 2023, the carrying amount of certain individual groupings exceeded their fair value, resulting in write-downs to fair value. Refer to Note 16—Fair Value.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 8—Deposits

Time deposits, included in interest-bearing deposits, were $953,060 and $873,220 at December 31, 2024 and 2023, respectively. The Company did not have any brokered deposits at December 31, 2024 and 2023.

Time deposits that meet or exceed the FDIC insurance limit of $250 were $296,864 and $255,222 at December 31, 2024 and 2023, respectively.

At December 31, 2024, the scheduled maturities of time deposits for the next five years were as follows:

2025	$797,391
2026	153,183
2027	2,195
2028	257
2029	34

Note 9—FHLB Borrowings

FHLB Advances

At December 31, 2023, the Company had a long-term fixed rate FHLB advance with an outstanding balance of $50,000 with an original maturity date of May 2029. On May 15, 2024, the FHLB exercised its call right to require repayment of the FHLB advance. The Company repaid the FHLB advance with its existing cash funds. The FHLB advance required monthly interest-only payments at 1.96% per annum.

FHLB Overdraft Line of Credit and Letters of Credit

The Company has established a short-term overdraft line of credit agreement with the FHLB, which provides for maximum borrowings of $20,000. The overdraft line of credit was not used during the year ended December 31, 2024 and 2023. Borrowings accrue interest at a variable-rate based on the FHLB’s overnight cost of funds rate, which was 4.67% and 5.76% at December 31, 2024 and 2023, respectively. The overdraft line of credit is issued for a one-year term and was automatically renewed and extended in October 2024 for an additional one-year period through October 2025.

The Company entered into irrevocable standby letters of credit arrangements with the FHLB to provide credit support for certain of its obligations related to its commitment to repurchase certain pools of Advantage Loan Program loans. At December 31, 2023, an irrevocable standby letter of credit of $2,000 was outstanding which had a 36-month term and was not required to be renewed when it expired in July 2024. There were no borrowings outstanding on these standby letters of credit during the year ended December 31, 2024 and 2023.

The overdraft line of credit is collateralized by certain securities and loans. Based on this collateral and holdings of FHLB, stock, the Company had additional borrowing capacity with the FHLB of $397,169 at December 31, 2024. Refer to Note 3—Debt Securities for further information on securities pledged and Note 5—Loans for further information on loans pledged.

Other Borrowings

At December 31, 2024, the Company had available unsecured federal funds credit lines with two banks which were reduced to $60,000 in March 2024. Previously, these unsecured federal funds credit lines were held by three banks totaling $80,000. There were no borrowings under these unsecured credit lines during the year ended December 31, 2024 and 2023.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 10—Subordinated Notes

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

The Subordinated Notes accrued interest at a variable interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus a margin of 5.82%, payable quarterly in arrears. Note premium costs were amortized over the contractual term of the Subordinated Notes into interest expense using the effective interest method. Interest expense on these Subordinated Notes was $3,727 and $4,969 for the year ended December 31, 2023 and 2022, respectively.

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

Stock Repurchase Program

The board of directors previously approved the repurchase of up to $50,000 of the Company’s outstanding shares of common stock. The stock repurchase program permits the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date. Under this program, the Company is not obligated to repurchase shares of its common stock. The repurchased shares will be canceled and returned to authorized but unissued status. As of December 31, 2024, the Company had $19,568 of common stock purchases remaining that may be made under the program. In March 2020, the Company suspended the stock repurchase program.

The Company is required to obtain the prior approval of the FRB in order to repurchase shares of the Company's common stock.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 12—Stock-based Compensation

The Company’s board of directors established the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which was approved by the Company shareholders in December 2020. The 2020 Plan provides for the grant of up to 3,979,661 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares for issuance to employees, consultants and the board of directors of the Company, of which 1,799,970 shares were available for future grants. The stock-based awards are issued at no less than the market price on the date the awards are granted.

Previously, the Company’s board of directors had established a 2017 Omnibus Equity Incentive Plan (the “2017 Plan”) which was approved by the Company shareholders. The 2017 Plan initially provided for the grant of up to 4,237,100 shares of common stock for stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for issuance to employees, consultants and the board of directors of the Company. The stock-based awards were issued at no less than the Company’s market price of its stock on the date the awards were granted. Due to the adoption of the 2020 Plan, no further grants will be issued under the 2017 Plan.

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

A summary of the stock option activity as of and for the year ended December 31, 2024 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
(Years)
Outstanding at January 1, 2024	340,395	$4.96	6.23	$531
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding and Exercisable at December 31, 2024	340,395	$4.96	5.22	$228

The Company recorded stock-based compensation expense associated with stock options of $0, $1 and $(6) for the year ended December 31, 2024, 2023 and 2022, respectively.

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

In January 2025, the Executive Compensation Committee took action to fully accelerate the vesting of all unvested shares of restricted stock previously granted to independent directors and certain key employees on the first day on which all of the following have occurred: (i) the Company has received shareholder approval of the Transaction; (ii) all applicable regulatory approvals have been received; and (iii) all other material closing conditions with respect to the Transaction, as determined by the Executive Compensation Committee in its sole discretion, have been satisfied.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

During the year ended December 31, 2024, the Company’s board of directors approved the issuance of 499,888 shares of restricted stock, of which 60,000 were awarded to independent directors with a weighted average grant-date fair value of $5.77 and 439,888 shares were awarded to key employees with a weighted average grant - date fair value of $5.10. During the year ended December 31, 2023, the Company's board of directors approved the issuance of 1,195,838 shares of restricted stock, of which 60,000 shares were awarded to independent directors with a weighted average grant - date fair value of $6.09 and 1,135,838 shares were awarded to key employees with a weighted average grant-date fair value of $5.10. During the year ended December 31, 2022, the board of directors approved the issuance of 231,842 shares of restricted stock, of which 45,000 shares were awarded to independent directors with a weighted average grant-date fair value of $5.75 and 186,842 shares were awarded to key employees with a weighted average grant-date fair value of $6.77.

During the year ended December 31, 2024, 2023 and 2022, the Company withheld 157,130 shares, 42,753 shares and 32,929 shares, respectively, of common stock representing a portion of the restricted stock awards that vested during the period in order to satisfy certain related employee tax withholding liabilities of $836, $245 and $216, respectively, associated with vesting. These withheld shares are treated the same as repurchased shares for accounting purposes.

A summary of the restricted stock awards activity as of and for the year ended December 31, 2024 is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at January 1, 2024	1,364,570	$5.27
Granted	499,888	5.18
Vested	(516,179)	5.40
Forfeited	(108,083)	5.21
Nonvested at December 31, 2024	1,240,196	$5.19

The fair value of the award is recorded as compensation expense on a straight-line basis over the vesting period. The Company recorded stock-based compensation expense associated with restricted stock awards of $3,229, $2,096 and $906 for the year ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there was $4,049 of total unrecognized compensation cost related to the nonvested stock granted which is expected to be recognized over a weighted-average period of 2.72 years. The total fair value of shares vested during the year ended December 31, 2024, 2023 and 2022 was $2,773. $911 and $673, respectively.

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

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The federal banking agencies’ regulations provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the “CBLR” framework), as implemented pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The CBLR framework is designed to reduce the burden of the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the capital ratio requirements for the “well capitalized” capital category under applicable prompt corrective action regulations and will not be required to report or calculate risk-based capital under generally applicable capital adequacy requirements. Failure to meet the qualifying criteria within the grace period of two reporting periods, or to maintain a leverage ratio of 8.0% or greater, would require the institution to comply with the generally applicable capital adequacy requirements. An eligible banking organization can opt out of the CBLR framework and revert to compliance with general capital adequacy requirements and capital measurements under prompt corrective action regulations without restriction.

The Company and the Bank have determined the organization is a qualifying community banking organization and has elected to measure capital adequacy under the CBLR framework, effective as of January 1, 2023. Management believes as of December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following table presents the consolidated Company’s and Bank’s actual and minimum required capital amounts and ratios under the CBLR framework at December 31, 2024 and 2023:

			To be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
	Actual		(CBLR Framework)
	Amount	Ratio	Amount	Ratio
December 31, 2024
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$345,989	14.07%	$221,188	9.00%
Bank	$336,751	13.76%	$220,185	9.00%
December 31, 2023
Tier 1 (core) capital to average total assets (leverage ratio)
Consolidated	$342,368	13.95%	$220,950	9.00%
Bank	$328,362	13.38%	$220,920	9.00%

Dividend Restrictions

As noted above, federal banking regulations require the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to its shareholders. The holding company’s principal source of funds for dividend payments is dividends received from the Bank. Regulatory approval is required if (i) the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years or (ii) the Bank would not be at least “adequately capitalized” following the distribution. In addition, the Company currently is required to obtain the prior approval of the FRB in order to pay dividends to the Company’s shareholders. Upon completion of the Transaction, the Company will no longer be a thrift holding company and will no longer be subject to regulatory restrictions or prior regulatory approval with respect to payment of dividends or payment of liquidating distributions pursuant to the Plan of Dissolution.

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

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$2,138	$7,413	$(14,194)

Denominator:
Weighted average common shares outstanding, basic	50,971,884	50,630,928	50,346,198
Weighted average effect of potentially dilutive common shares:
Stock options	63,595	89,910	—
Restricted stock	305,487	57,721	—
Weighted average common shares outstanding, diluted	51,340,966	50,778,559	50,346,198

Income (loss) per share:
Basic	$0.04	$0.15	$(0.28)
Diluted	$0.04	$0.15	$(0.28)

The weighted average effect of certain stock options and nonvested restricted stock that were excluded from the computation of weighted average diluted shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Stock options	40,395	44,578	349,808
Restricted stock	294,220	664,864	372,395
Total	334,615	709,442	722,203

Note 15—Employee Benefits

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

The Company’s plan expense was $1,203, $1,259 and $1,463 for the year ended December 31, 2024, 2023 and 2022, respectively.

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Executive Incentive Retirement Plan Agreement

The Bank entered into an individual executive incentive retirement plan agreement with a certain employee. The agreement provided for payments, if payable in accordance with their respective terms and in accordance with applicable law, upon a separation from service or a change of control (as defined in such agreements) if the individual met specified vesting requirements. The agreement also provided for death benefits in the event of death in active service to the Company. During the year ended December 31, 2024 the remaining agreement was forfeited. The aggregate liability accrued for the potential payment under this agreement was $359 at December 31, 2023. The aggregate expense, net of forfeitures, for such agreements was $(359), $- and $(405) for the year ended December 31, 2024, 2023 and 2022, respectively.

Split-Dollar Life Insurance Agreement and Company-Owned Life Insurance

The Bank entered into a split-dollar life insurance agreement with respect to its controlling shareholder and former chief executive officer of the Bank. Pursuant to the agreement with the Bank, a portion of the death benefits arising from life insurance policies owned by the Company would be paid to beneficiaries designated by the controlling shareholder. The Bank cancelled the split-dollar life insurance agreement in 2022 and surrendered the related split-dollar life insurance policy as well as certain company-owned life insurance policies related to former executives with an aggregate cash surrender value of $24,877. This resulted in a payout in such amount to the Company. Upon the surrender of the policies, the remaining accrued liability of $4,109 was reversed and included as a reduction in salaries and employee benefits expense in the consolidated statements of operations for the year ended December 31, 2022.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2024 and 2023:

		Fair Value Measurements at
		December 31, 2024
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Debt securities available for sale:
U.S. Treasury and Agency securities	$152,594	$47,734	$104,860	$—
Mortgage-backed securities	27,045	—	27,045	—
Collateralized mortgage obligations	158,323	—	158,323	—
Collateralized debt obligations	143	—	—	143
Equity securities	4,415	4,415	—	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

		Fair Value Measurements at
		December 31, 2023
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Debt securities available for sale:
U.S. Treasury and Agency securities	$248,988	$219,582	$29,406	$—
Mortgage-backed securities	31,927	—	31,927	—
Collateralized mortgage obligations	138,157	—	138,157	—
Collateralized debt obligations	141	—	—	141
Equity securities	4,457	4,457	—	—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2024 and 2023:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Collateralized Debt Obligations
	2024	2023
Balance of recurring Level 3 assets at beginning of year	$141	$147
Total gains or losses (realized/unrealized):
Included in other comprehensive income (loss)	8	—
Principal maturities/settlements	(6)	(6)
Balance of recurring Level 3 assets at end of year	$143	$141

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the consolidated balance sheets at December 31, 2024 and 2023, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value:

Fair Value Measurements at December 31, 2024
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$253	$—	$—	$253

Fair Value Measurements at December 31, 2023
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage servicing rights	$576	$—	$—	$576

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

The following tables present quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2024
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Mortgage servicing rights	$253	Discounted cash flow	Discount rate	10.0% - 12.5%
(11.8)%
			Prepayment speed	7.2% - 21.5%
(15.5)%
			Default rate	0.1% - 0.2%
(0.2)%

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023
Range
	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)(1)
Mortgage servicing rights	$576	Discounted cash flow	Discount rate	10.0% - 12.5%
(12.2)%
			Prepayment speed	6.9% - 22.7%
(18.5)%
			Default rate	0.1% - 0.2%
(0.1)%
(1)	The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2024 and 2023, are as follows:

	Fair Value Measurements at December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$878,181	$878,181	$878,181	$—	$—
Loans, net	1,134,925	1,130,585	—	—	1,130,585

Financial Liabilities
Time deposits	953,060	953,896	—	953,896	—

	Fair Value Measurements at December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$577,967	$577,967	$577,967	$—	$—
Interest-bearing time deposits with other banks	5,226	5,226	5,226	—	—
Loans, net	1,319,568	1,313,282	—	—	1,313,282

Financial Liabilities
Time deposits	873,220	874,274	—	874,274	—
Federal Home Loan Bank borrowings	50,000	49,370	—	49,370	—

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 17—Income Taxes

The components of the income tax expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$592	$(760)	$1,636
State	599	(1,015)	214
Deferred:
Federal	572	3,290	3,251
State	349	1,634	1,528
Total income tax expense	$2,112	$3,149	$6,629

The reconciliation between income taxes computed at the U.S. federal statutory income tax rate to our income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) at U.S. federal statutory rate of 21%	$892	$2,218	$(1,589)
Effect of:
State taxes, net of federal benefit	749	489	1,376
Taxable income on surrender of company-owned life insurance	—	—	2,760
Contingent loss	—	—	3,830
Nontaxable cancellation of split-dollar life insurance	—	—	(863)
Nondeductible items	271	447	731
Other, net	200	(5)	384
Total income tax expense	$2,112	$3,149	$6,629

The components of deferred tax assets and liabilities at December 31, 2024 and 2023 comprised the following:

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,949	$8,162
Net unrealized loss on investment securities	5,295	5,815
Operating lease liabilities	3,104	3,377
Compensation plans	1,605	1,535
Tax loss carryforwards	745	1,485
Other	2,387	729
Total deferred tax assets	19,085	21,103
Less: valuation allowance	(158)	(158)
Total deferred tax assets, net of valuation allowance	18,927	20,945
Deferred tax liabilities:
Operating lease right-of-use asset	(2,850)	(3,086)
Other	(688)	(900)
Total deferred tax liabilities	(3,538)	(3,986)
Deferred tax asset, net	$15,389	$16,959

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

At December 31, 2024, the Company had federal net operating loss carryforwards of $1,675 which never expire and state net operating loss carryforwards of $2,341 that will expire beginning in 2043. A capital loss of $574 can be carried forward and utilized against capital gains during the carryforward period which expires in December 2025. The Company has recorded a deferred tax asset of $745 reflecting the benefit of the tax loss carryforwards. As of December 31, 2024, a valuation allowance of $158 has been established against the portion of the deferred tax asset that is more likely than not to be realized.

Realization of the remaining deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management evaluated the deferred tax assets for recoverability by considering negative and positive evidence. Based on the weight of all available evidence, the Company believes it is more likely than not that the deferred tax asset at December 31, 2024 will be realized through the future reversals of existing taxable temporary differences and projected future taxable income.

The Bank is subject to U.S. federal income tax as well as income taxes of the state of New York and California. The Bank’s federal income tax returns are subject to examination by the taxing authorities for the years after 2020.

There were no unrecognized tax benefits at December 31, 2024, and the Bank does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Note 18—Operating Leases

The Company leases its headquarters and branch offices through noncancelable operating lease contracts. Such noncancelable operating lease contracts have remaining terms ranging from 2025 to 2032 and generally have options to extend for one or two five-year periods. The lease term may include options to extend the lease when it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement. The lease contracts, most often, provide for rental payments that increase over the lease term based on a fixed percentage or based on a specified consumer price index. Any changes in the consumer price index after the lease commencement date are considered variable lease payments and recorded in the period when incurred. Additionally, the Company, in most cases, is required to pay insurance costs, real estate taxes and other operating expenses such as common area maintenance. The Company has made an accounting policy election for property leases to not separate nonlease components from lease components.

The Company subleased certain office space to entities owned by the Company’s controlling shareholders. Amounts received under such subleases totaled $97 for the year ended December 31, 2022. The sublease agreement ended on March 31, 2022.

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

The components of total lease costs, which are recorded in non-interest expense – occupancy and equipment, in the consolidated statements of operations for the year ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$3,957	$3,979	$4,083
Variable lease costs	1,032	921	861
Total lease costs	$4,989	$4,900	$4,944

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, were as follows:

Year Ended December 31,
2025	$4,020
2026	2,984
2027	2,157
2028	1,675
2029	750
Thereafter	886
Total lease payments	12,472
Less: future interest costs(1)	(883)
Present value of lease liabilities	$11,589
(1)	Computed using the estimated interest rate for each lease

Other information related to the lease liabilities as of and for the year ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
Other Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,090	$4,086	$4,110
Weighted average remaining lease term (years)	4.00	4.06	4.85
Weighted average discount rate	3.57%	3.00%	2.97%

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

The Company adopted ASU 2016-13, effective January 1, 2023, which requires the Company to estimate expected credit losses for off-balance sheet credit exposures. The Company maintains an estimated liability for unfunded commitments, primarily related to commitments to extend credit, on the consolidated balance sheets. The liability for unfunded commitments is reduced in the period in which the off-balance sheet financial instruments expire, loan funding occurs or is otherwise settled. The following presents the activity in the liability for unfunded commitments for the year ended December 31, 2024 and 2023:

	Residential	Commercial		Commercial
December 31, 2024	Real Estate	Real Estate	Construction	and Industrial	Total
Balance, January 1, 2023	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	53	125	398	3	579
Increase (decrease) in provision for (recovery of) credit losses	(52)	(1)	365	5	317
Balance December 31, 2023	$1	$124	$763	$8	$896
Increase (decrease) in provision for (recovery of) credit losses	52	(47)	67	444	516
Balance December 31, 2024	$53	$77	$830	$452	$1,412

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

Unused Lines of Credit

The Company also issues unused lines of credit to meet customer financing needs. At December 31, 2024, the unused lines of credit include residential second mortgages of $8,190, construction loans of $4,985, commercial real estate of $2,565 and commercial and industrial loans of $9,084, totaling $24,824. These unused lines of credit consisted of fixed rate loans of $5,386 with an interest rates ranging from 6.00% to 6.25% and maturities ranging from one year to 17 years and variable-rate loans of $19,438 with interest rates ranging from 4.43% to 10.13% and maturities ranging from nine months to 21 years.

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

The following is a summary of the total amount of unfunded commitments to extend credit and standby letters of credit outstanding at December 31, 2024 and 2023:

	December 31,
	2024	2023
Unused lines of credit	$24,824	$18,542
Standby letters of credit	24	24

Lease Commitments

The Company’s lease commitments are disclosed in Note 18—Operating Leases.

Legal Proceedings

The Company and its subsidiary may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Except as described herein, management is not aware of any pending or threatened legal proceedings that are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings, in the aggregate, are not material to its financial position, results of operations or liquidity.

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

The Company had a liability for estimated contingent losses of $27,239 for the outcome of the investigations which was recorded in other liabilities in the consolidated balance sheet at December 31, 2022. The restitution amount of $27,239 was paid in the third quarter of 2023 and is being administered by a special master appointed by the court. The restitution payment was recorded against the liability for contingent losses in 2023.

In connection with the Transaction and following the filing of the preliminary proxy statement filed with the SEC on October 16, 2024 (the “Preliminary Proxy Statement”), the Company received certain demand letters on behalf of purported Company shareholders (the “Shareholder Demand Letters”) alleging deficiencies regarding the disclosures contained in the Preliminary Proxy Statement and definitive proxy statement filed with the SEC on November 8, 2024 (the “Definitive Proxy Statement”). Certain of these purported shareholders have requested that the Company reimburse their attorneys’ fees allegedly incurred in connection with the Shareholder Demand Letters.

While the Company believes that the disclosures set forth in the Preliminary Proxy Statement and the Definitive Proxy Statement complied fully with all applicable law and denies the allegations in the Shareholder Demand Letters, in order to moot the purported shareholders’ disclosure claims, avoid nuisance and possible expense and disruption to the Transaction, and provide additional information to its shareholders, the Company voluntarily supplemented certain disclosures in the Definitive Proxy Statement on December 6, 2024. The Company specifically denies all allegations that any additional disclosure was or is required or material. On March 6, 2025, the Company entered into a settlement agreement with the purported Company shareholders who sent the Shareholder Demand Letters, pursuant to which the Company agreed to pay them $253,000, in the aggregate, to reimburse their alleged attorneys’ fees, and which provides for customary mutual releases from any further liability.

In November 2024, the Company received a books and records demand (the “Books and Records Demand”) from a purported Company shareholder pursuant to the Michigan Business Corporation Act which requests an array of documents for the purported purposes of investigating the decisions that led to, and other information with respect to, the Company’s execution of the Stock Purchase Agreement. This same purported shareholder filed a complaint to compel inspection of books and records with the Oakland County Circuit Court in the State of Michigan to compel the inspection of the categories of books and records set forth in the Books and Records Demand. The complaint has not been served on the Company. The Company has subsequently produced materials in an effort to amicably resolve the Books and Records Demand.

Mortgage Repurchase Liability

The Company has previously sold portfolio loans originated under the Advantage Loan Program to private investors in the secondary market. The Company also sold conventional residential real estate loans (which excludes Advantage Loan Program loans) in the secondary market primarily to Fannie Mae. In connection with these loans sold, the Company makes customary representations and warranties about various characteristics of each loan. The Company may be required pursuant to the terms of the applicable mortgage loan purchase and sale agreements to repurchase any previously sold loan or indemnify (make whole) the investor for which the representation or warranty of the Company proves to be inaccurate, incomplete or misleading. In the event of a repurchase, the Company is typically required to pay the unpaid principal balance, the proportionate premium received when selling the loan and certain expenses. As a result, the Company may incur a loss with respect to each repurchased loan.

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

Pursuant to the existing agreements with such investors, the Company also agreed to repurchase additional pools of Advantage Loan Program loans at the predetermined repurchase prices as stated in the agreements. At December 31, 2024, there is an outstanding agreement to repurchase an additional pool of Advantage Loan Program loans with an unpaid principal balance of $11,070 that extends to July 2025, with the final decision to effect any such repurchase, as determined by the applicable investor.

At December 31, 2024 and 2023, the mortgage repurchase liability was $492 and $750, respectively, which is included in other liabilities in the consolidated balance sheets. The unpaid principal balance of residential real estate loans that were subject to potential repurchase obligations in the event of breach of representations and warranties totaled $22,409 and $49,667 at December 31, 2024 and 2023, respectively, including Advantage Loan Program loans totaling $20,777 and $33,044 at December 31, 2024 and 2023, respectively.

Note 20—Condensed Financial Information of Sterling Bancorp, Inc. (Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Cash	$11,010	$14,512
Investment in subsidiary	323,474	313,718
Other assets	1,505	306
Total assets	$335,989	$328,536
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$2,026	$813
Total shareholders’ equity	333,963	327,723
Total liabilities and shareholders’ equity	$335,989	$328,536

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
Income:
Interest Income	$180	$—	$—
Other Income	—	234	—
Total income	180	234	—
Expenses:
Interest expense	$—	$3,727	$4,969
Other expense	7,597	671	7,602
Provision for contingent losses	—	—	27,239
Total expenses	7,597	4,398	39,810
Loss before income tax and equity in subsidiary income	(7,417)	(4,164)	(39,810)
Income tax benefit	(1,737)	(1,122)	(3,461)
Loss before equity in subsidiary income	(5,680)	(3,042)	(36,349)
Equity in subsidiary income	7,818	10,455	22,155
Net income (loss)	$2,138	$7,413	$(14,194)
Other comprehensive income
Equity in other comprehensive income (loss) of subsidiary	1,709	4,301	(18,628)
Comprehensive income (loss)	$3,847	$11,714	$(32,822)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$2,138	$7,413	$(14,194)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in subsidiary income	(7,818)	(10,455)	(22,155)
Provision for contingent losses	—	—	27,239
Other	—	(271)	(72)
Changes in operating assets and liabilities:
Change in other assets	(1,199)	854	617
Change in other liabilities	1,213	(28,876)	802
Net cash used in operating activities	(5,666)	(31,335)	(7,763)
Cash flows from investing activities
Dividends received from subsidiary	3,000	90,000	—
Net cash provided by investing activities	3,000	90,000	—
Cash flows from financing activities
Consideration received for issuance of shares of common stock to defined contribution plan	—	1,028	1,138
Repurchase of restricted shares to pay employee tax liability	(836)	(245)	(216)
Payments on redemption of Subordinated Notes	—	(65,000)	—
Net cash provided by (used in) financing activities	(836)	(64,217)	922
Net decrease in cash	(3,502)	(5,552)	(6,841)
Cash, beginning of year	14,512	20,064	26,905
Cash, end of year	$11,010	$14,512	$20,064
Supplemental cash flows information:
Cash paid for:
Interest	—	5,195	4,484

STERLING BANCORP, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Note 21—Segment Information

The CODM determines the Company’s reportable segment. The Chief Executive Officer along with others in the Company’s executive management evaluates performance and allocates resources based upon analysis of the Company as one operating segment or unit. The activities of the Company comprise one reportable segment, "Community Banking." All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. All the consolidated assets are attributable to the Community Banking segment. The accounting policies of the Community Banking segment are the same as those described in the Note 2 “Summary of Significant Accounting Policies.”

The Company offers a range of loan products as well as retail and business banking services and has primary branch operations in the San Francisco and Los Angeles, California metropolitan areas and New York City.

The CODM is provided with the Company’s consolidated balance sheets and statements of operations and evaluates the Company’s operating results based on consolidated net interest income, non-interest income, non-interest expense, and net income (loss), which can be seen on the consolidated statements of operations. Other significant non-cash items assessed by the CODM are right of use assets exchanged for new operating lease liabilities and provision for (recovery of) credit losses consistent with the reporting on the consolidated statements of cash flows. Expenditures for long-lived assets are also evaluated and are consistent with the reporting on the consolidated statements of cash flows. Strategic plans and budget to actual monitoring are evaluated as one reportable segment. The actual results are used in assessing performance of the segment. All revenues are derived from banking operations within the United States, and for the years ended December 31, 2024, 2023 and 2022, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Note 22—Subsequent Events - Unaudited

On March 3, 2025, the Bank and the Company received (i) a demand letter dated February 27, 2025 from counsel for Thomas Lopp, the former Chairman of the Board, President and Chief Executive Officer of the Company and the Bank and (ii) a demand letter dated February 27, 2025 from counsel for Michael Montemayor, the former President of Retail and Commercial Banking of the Bank (such demand letters, the “Demand Letters”). Each Demand Letter alleges that (i) the Bank wrongfully withheld benefits under the officer’s Executive Incentive Retirement Plan dated as of May 8, 2007 (“EIRP”); (ii) the Company wrongfully determined that the officer was not entitled to indemnification and advancement of legal fees and costs in connection with an internal investigation and investigations by the Department of Justice and the Office of the Comptroller of the Currency into misconduct at the Company and Bank; and (iii) members of the Bank’s Board of Directors made defamatory statements about the officer’s role in connection with the aforementioned investigations. Each Demand Letter states the officer’s intention to (i) pursue arbitration with respect to the officer’s claim for benefits under his EIRP and (ii) initiate litigation over his claims pertaining to his purported right to indemnification and alleged defamation. Neither Demand Letter states a specific monetary demand in connection with the claims. No complaint has been filed nor arbitration proceeding commenced with respect to either Demand Letter and there is no assurance as to whether any litigation or arbitration will be commenced against the Company or the Bank with respect to the claims set forth in the Demand Letters.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2024, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2024. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting has been audited by Crowe LLP (PCAOB ID: 173), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our board of directors, as well as information regarding Section 16(a) Beneficial Ownership Compliance, will be set forth in our definitive Proxy Statement involving the election of certain members of our board of directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2024 (“Proxy Statement”), or will be included in an amendment to this Form 10-K, and is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth in the Proxy Statement under the section captioned “Executive Officers” or will be included in an amendment to this Form 10-K and is incorporated herein by reference. The Audit Committee of our board of directors and the information regarding audit committee financial experts will be set forth under the caption “Board of Directors and Committees” in our Proxy Statement or will be included in an amendment to this Form 10-K and is incorporated herein by reference.

Information with respect to the Insider Trading Policy will be set forth in the Proxy Statement under the section captioned “Insider Trading Policy and Anti-Hedging Policy” or will be included in an amendment to this Form 10-K and is incorporated herein by reference.

Our Code of Business Conduct and Ethics is available on our website, investors.sterlingbank.com/corporate-governance/governance-overview, in the “Governance Documents” of the “Corporate Governance” section. We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on our website is not deemed to be a part of this Annual Report.

Item 11. Executive Compensation.

Information with respect to executive compensation and the report of the compensation committee of our board of directors will be set forth in the Proxy Statement or will be included in an amendment to this Form 10-K and are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain owners and management will be set forth in the Proxy Statement, or will be included in an amendment to this Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions and director independence will be set forth in the Proxy Statement, or will be included in an amendment to this Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information with respect to principal accountant fees and services will be set forth in the Proxy Statement or will be included in an amendment to this Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Sterling Bancorp, Inc. are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2024 and 2023

Consolidated Statements of Operations – For the year ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) – For the year ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity – For the year ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows – For the year ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted as the information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of this report.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
2.1	Stock Purchase Agreement, dated as of September 15, 2024, by and among Sterling Bancorp, Inc., Sterling Bank and Trust, F.S.B. and EverBank Financial Corp		8-K		2.1	09/17/2024
2.2	Mortgage Loan Purchase Agreement, dated as of September 15, 2024, by and between Sterling Bank and Trust, F.S.B. and Bayview Acquisitions LLC		8-K		2.2	09/17/2024
2.3	Plan of Dissolution, as approved by the board of directors of Sterling Bancorp, Inc. on September 15, 2024		8-K		2.3	09/17/2024
3.1	Third Amended and Restated Articles of Incorporation of Sterling Bancorp, Inc.		8-K		3.1	03/25/2022
3.2	Second Amended and Restated Bylaws of Sterling Bancorp, Inc.		8-K		3.2	03/25/2022

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
4.1	Form of Common Stock Certificate of Sterling Bancorp, Inc.		S-1/A		4.1	11/07/2017
4.2	Description of Securities		10-K	12/31/2019	4.2	10/06/2020
10.1*	Sterling Bancorp, Inc. 2017 Omnibus Equity Incentive Plan		S-1/A		10.3	11/07/2017
10.2*	Form of Restricted Stock Award Agreement with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.1	03/27/2018
10.3*	Form of Notice of Grant of Stock with respect to the 2017 Omnibus Equity Incentive Plan		8-K		10.2	03/27/2018
10.4*	Sterling Bancorp, Inc. 2020 Omnibus Equity Incentive Plan		DEF 14A			11/09/2020
10.5*	Form of Restricted Stock Award Agreement (Employees and Consultants) with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.5	03/26/2021
10.6*	Form of Restricted Stock Award Agreement (Non-Employee Directors) with respect to the 2020 Omnibus Equity Incentive Plan		10 -K	12/31/2020	10.6	03/26/2021
10.7*	Form of Notice of Grant of Stock Option and Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.7	03/26/2021
10.8*	Form of Notice of Grant of Incentive Stock Option and Incentive Stock Option Agreement with respect to the 2020 Omnibus Equity Incentive Plan		10- K	12/31/2020	10.8	03/26/2021
10.9*	Employment Agreement entered into as of June 1, 2020 by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	06/01/2020
10.10*	Stock Purchase Agreement effective as of June 1, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.3	06/01/2020
10.11*	Nonqualified Stock Option Agreement dated as of June 5, 2020 between Sterling Bancorp, Inc. and Thomas M. O’Brien		10-K	12/31/2019	10.16	10/6/2020
10.12*	Change of Control Agreement dated March 10, 2021 by and between Sterling Bancorp, Inc. and Christine Meredith		10-K	12/31/2020	10.20	03/26/2021
10.13	Plea Agreement dated March 15, 2023 by and between Sterling Bancorp, Inc. and the U.S. Department of Justice		8-K		10.1	03/15/2023

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.14*	First Amendment to Employment Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.1	6/23/2023
10.15*	Change of Control Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Thomas M. O’Brien		8-K		10.2	6/23/2023
10.16*	Change of Control Agreement, dated as of June 22, 2023, by and between Sterling Bancorp, Inc. and Elizabeth M. Keogh		8-K		10.3	6/23/2023
10.17*	First Amendment to Change of Control Agreement, dated as of March 6, 2024, by and between Sterling Bancorp, Inc. and Christine Meredith		8-K		10.1	03/11/2024
10.18*	Change of Control Agreement, dated as of September 3, 2024, by and between Sterling Bank and Trust, F.S.B. and Karen Knott		8-K		10.1	09/03/2024
10.19*	Change of Control Agreement, dated as of June 21, 2023, by and between Sterling Bank and Trust, F.S.B. and Eleni Willis		10-Q		10.4	11/07/2024
10.20	Voting and Support Agreement, dated as of September 15, 2024, by and among EverBank Financial Corp, Sterling Bancorp, Inc., and K.I.S.S. Dynasty Trust No. 9		8-K		10.1	09/17/2024
10.21	Voting and Support Agreement, dated as of September 15, 2024, by and among EverBank Financial Corp, Sterling Bancorp, Inc., and K.I.S.S. Bank Stock Trust		8-K		10.2	09/17/2024
19	Sterling Bancorp, Inc. Insider Trading Policy	X
21	Subsidiaries of Sterling Bancorp, Inc.	X
23.1	Consent of Crowe LLP	X
31.1	Section 302 Certification—Chief Executive Officer	X
31.2	Section 302 Certification—Chief Financial Officer	X
32.1	Section 906 Certification—Chief Executive Officer	X
32.2	Section 906 Certification—Chief Financial Officer	X
97.1	Sterling Bancorp, Inc. Clawback Policy		10-K		97.1	3/14/2024

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
99.1	Notice of Proposed Derivative Settlement		8-K		99.1	04/29/2022
99.2	Company’s Corporate Governance Enhancements		8-K		99.2	09/29/2022
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
*	Indicates a management contract or compensatory plan or arrangement.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Dated: March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2025

/s/ KAREN KNOTT Karen Knott	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2025

/s/ PEGGY DAITCH Peggy Daitch	Director	March 14, 2025

/s/ TRACEY DEDRICK	Director	March 14, 2025
Tracey Dedrick

/s/ MICHAEL DONAHUE	Director	March 14, 2025
Michael Donahue

/s/ STEVEN E. GALLOTTA Steven E. Gallotta	Director	March 14, 2025

/s/ DENNY KIM Denny Kim	Director	March 14, 2025

/s/ EBOH OKORIE Eboh Okorie	Director	March 14, 2025

/s/ BENJAMIN WINEMAN Benjamin Wineman	Director	March 14, 2025

/s/ CHRISTINE MEREDITH	Director	March 14, 2025
Christine Meredith