Form 10-K/A
period 2024-12-31
Sterling Bancorp, Inc.
filed 2025-03-21
CIK 1680379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At February 28, 2025, 52,298,918 shares of the registrant’s Common Stock were outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
Crowe LLP	Grand Rapids, Michigan	PCAOB ID: 173

Documents Incorporated by Reference:

None

STERLING BANCORP, INC.

AMENDMENT NO. 1 TO 2024 ANNUAL REPORT ON FORM 10-K

i

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Sterling Bancorp, Inc. on Form 10-K/A (“Form 10-K/A”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission on March 14, 2025 (“Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or if such proxy statement is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, such information may be included in an amendment to the Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

As used in this Form 10-K/A, unless we state otherwise or the context otherwise requires, references to “Sterling,” “we,” “our,” “us” or “the Company” refer to Sterling Bancorp, Inc., a Michigan corporation, and its subsidiary, Sterling Bank and Trust, F.S.B., which we sometimes refer to as “Sterling Bank,” “the Bank” or “our Bank.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors

The table below states certain information with respect to each director of Sterling’s Board of Directors (“Board” or “Board of Directors”). There are no arrangements or understandings between Sterling and any director or nominee pursuant to which such person was elected or nominated to be a director of Sterling. For information with respect to security ownership of directors, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Name	Age	Position(s) With the Company	Director Since	Term Expires
Thomas M. O’Brien	74	Chairman, President and Chief Executive Officer	2020	2025
Peggy Daitch	78	Director	2019	2025
Tracey Dedrick	68	Lead Independent Director	2020	2025
Michael Donahue	63	Director	2022	2025
Steven E. Gallotta	71	Director	2020	2025
Denny Kim	45	Director	2020	2025
Christine Meredith	51	Director, Senior Executive Vice President and Chief Operating Officer	2024	2025
Eboh Okorie	72	Director	2022	2025
Benjamin J. Wineman	49	Director	2013	2025

Thomas M. O’Brien, Chairman, President and Chief Executive Officer.  Mr. O’Brien has served as Chairman, President and Chief Executive Officer of the Company and Sterling Bank since June 2020. Prior to his appointment, Mr. O’Brien provided consulting services to the Bank beginning in March 2020. Mr. O’Brien is an accomplished leader in the financial services industry with over 45 years of industry experience. Prior to joining Sterling, he served as Vice Chairman of New York City-based Emigrant Bancorp, Inc. and Emigrant Bank from October 2018 to March 2020. Mr. O’Brien served as president, chief executive officer and on the boards of Sun Bancorp, Inc. and Sun National Bank from April 2014 to February 2018. Mr. O’Brien previously served on the boards of BankUnited, Inc. and BankUnited, NA from May 2012 to April 2014. Prior to that, Mr. O’Brien served as president, chief executive officer and a director of State Bank of Long Island and State Bancorp, Inc. from November 2006 to January 2012. From 2000 to 2006, Mr. O’Brien was president and chief executive officer of Atlantic Bank of New York and, following the acquisition of Atlantic Bank of New York by New York Commercial Bank, continued to serve as president and chief executive officer during the post-closing transition. From 1996 to 2000, Mr. O’Brien was vice chairman and a board member of North Fork Bank and North Fork Bancorporation, Inc. Mr. O’Brien began his career at North Side Savings Bank in 1977, where he worked until 1996, becoming chairman, president and chief executive officer in 1985. Mr. O’Brien served as a director of the Federal Home Loan Bank (the “FHLB”) of New York from 2008 to 2012 and served as chairman of the New York Bankers Association in 2007. Mr. O’Brien is currently trustee and chairman of the board of Prudential Insurance Company of America $200 Billion Annuity Fund Complex, and vice-chairman of the board and chairman of the finance committee of ArchCare and Catholic Healthcare Foundation for the Archdiocese of New York. Mr. O’Brien received a B.A. in Political Science from Niagara University in 1972 and an M.B.A. from Iona College in 1982.

Our Board of Directors believed that Mr. O’Brien should serve as a director because of his extensive management experience in the banking industry.

Peggy Daitch, Director. Ms. Daitch has served as a member of our Board of Directors since December 2019. Ms. Daitch brings over 40 years of experience as a highly respected and recognized advertising and marketing executive, innovative thinker and community leader. After leaving General Motors’ largest advertising agency (D’Arcy Masius Benton & Bowles) as a Vice President, she spent the majority of her career with Condé Nast (1987–2008), where she was a Vice President and the leader of Detroit’s Condé Nast office representing, at its peak, 29 of America’s most celebrated magazine titles and websites including Vogue, Vanity Fair, The New Yorker, Golf Digest, Architectural Digest, Wired, Bon Appetit, epicurious.com and wired.com. She has also represented titles from Hearst Corporation, National Geographic and other leading media companies. After retiring from advertising in 2016, Ms. Daitch pivoted to a new role at Strategic Philanthropy, Ltd., stewarding the 20-year philanthropic advisory firm’s growth in Michigan. Immediately prior to this position, Ms. Daitch served as a Partner of Aperture Media Group from 2010 to 2016. Ms. Daitch was the first woman to be president of the Adcraft Club of Detroit, the world’s largest advertising club. She has been honored with The Advertising Woman of the Year Award and has been inducted into the Adcraft Hall of Fame. She is currently retired. She serves on the Board of Governors of Cranbrook Academy of Art and Museum. She is a past president of Hebrew Free Loan of Metropolitan Detroit and has held board positions with the Jewish Federation of Metropolitan Detroit, Franklin Hills Country Club, the Detroit Institute of Arts Founders Junior Council, the Michigan Arts Foundation, CATCH, Jewish Ensemble Theater and others. Ms. Daitch’s skills in strategic planning and effective decision making come from a rich background in corporate leadership, board leadership, board governance and board service. Ms. Daitch is a graduate of the University of Michigan.

Our Board of Directors believed that Ms. Daitch should serve as a director because of her experience as an executive and her highly respected reputation as an innovative thinker and leader.

Tracey Dedrick, Director.  Ms. Dedrick has served as a member of our Board of Directors since 2020. Ms. Dedrick brings over 40 years of experience in the financial services industry to the Board. She is a former Executive Vice President and Head of Enterprise Risk Management for Santander Holdings U.S., where she was responsible for enterprise risk, operational risk and market risk for the Americas from September 2016 until her retirement in 2017. Prior to that role, Ms. Dedrick was Executive Vice President and Chief Risk Officer at Hudson City Bancorp from July 2011 until November 2015 and served with its successor, M&T Bank, from November 2015 to February 2016. From January 2010 to February 2011, Ms. Dedrick served as the Treasurer of PineBridge Investments, an asset management company with $83 billion in assets under management. Prior to this, Ms. Dedrick was employed by MetLife, the largest insurance provider in the United States, where she served as Vice President and Assistant Treasurer from June 2001 until July 2004, Vice President and Head of Investor Relations from July 2004 until July 2007 and then served as the Senior Vice President and Head of Market Risk from July 2007 until September 2009. Ms. Dedrick currently serves on the board of directors of ISACA, a global Information Security industry association since 2019. She currently serves as a member of its Nominating and Governance Committee and is Vice Chair of its Audit & Risk Committee. Ms. Dedrick also served as interim CEO of ISACA from December 2022 to June of 2023. Ms. Dedrick also has served on the board of FirstBancorp, a bank domiciled Puerto Rico since 2019. She is the Chair of its Risk Committee and is a member of its ALCO Committee. Ms. Dedrick previously served as a board member of Fieldpoint Private, a private wealth management firm. Ms. Dedrick obtained her Bachelor of Arts in Economics from the University of Minnesota-Twin Cities.

Our Board of Directors believed that Ms. Dedrick should serve as a director because of her relevant experience in the financial services industry, particularly in enterprise risk management and treasury functions.

Michael Donahue, Director. Mr. Donahue has served as a member of our Board of Directors since 2022. Mr. Donahue brings to the Board of Directors a wealth of legal and banking experience in the financial services industry. Mr. Donahue is a former Global Head of Securitization for BNP Paribas, arranging short- and long-term financing, both on and off-balance sheet, for corporate and bank clients through the commercial paper and debt capital markets with teams based in New York, London, Paris, Milan, and Tokyo. Prior to joining BNP Paribas, Mr. Donahue was a Senior Managing Director for Merrill Lynch in London where he co-head the group charged with executing all transactions involving structured debt and collateralized loan/bond/debt obligations. Before that, Mr. Donahue was a Director and Deputy Head of Deutsche Bank AG’s European Securitization Group, a practice he co-founded and helped grow into the leading securitization group in Europe with an emphasis on regulatory capital relief. Before joining Deutsche Bank, Mr. Donahue was an associate in Lehman Brothers’ Mortgage Finance Group. Mr. Donahue began his Wall Street career as an associate attorney in the capital markets practice at the law firm of Cadwalader, Wickersham and Taft. Since leaving BNP Paribas in 2005, Mr. Donahue has focused on his personal investments including most recently the growing of a portfolio of renovated single-family homes for rent subsidized tenants in Chicago. Mr. Donahue has a B.S. in business management from the University of Maryland and a J.D. from Cornell Law School and is admitted to the New York Bar.

Our Board of Directors believed that Mr. Donahue should serve as a director because of his extensive experience in the financial and banking industries.

Steven E. Gallotta, Director. Mr. Gallotta has served as a member of our Board of Directors since 2020. Mr. Gallotta brings over 35 years of financial reporting and assurance experience in the financial services industry to the Board of Directors. Mr. Gallotta spent the majority of his career at KPMG, from 1975 until his mandatory retirement from the firm in 2013. He became an audit partner in the New York Financial Services Practice of KPMG in 1986, serving all types of financial institutions, including depository institutions. During this time, Mr. Gallotta also served as an Advisory partner in KPMG’s Office of General Counsel. Mr. Gallotta has been a certified public accountant licensed in New York since 1979. He also was on the Board of St. Patrick’s Nursing Home in the Bronx, New York from 2016 until 2022. He obtained his Bachelor of Business Administration from Iona College. He is both a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Our Board of Directors believed that Mr. Gallotta should serve as a director because of his extensive experience in the business and financial world, as well as his particular expertise in U.S. Securities and Exchange Commission (the “SEC”) matters and accounting and management issues.

Denny Kim, Director.  Mr. Kim has served as a member of our Board of Directors since 2020. Mr. Kim brings over 20 years of financial experience to the Board of Directors. Mr. Kim is the Founder of Whale Point Capital, a private investment firm focused exclusively on the financial services & FinTech industries and Managing Principal of 7911 Partners, a private investment and advisory firm he founded in 2019. Previously, Mr. Kim was a senior investment professional and Investment Committee Member at WL Ross & Co., a private equity firm founded by former U.S. Commerce Secretary Wilbur L. Ross, where he specialized in financial services investments from 2010-2018. Prior to WL Ross & Co., Mr. Kim worked at J.C. Flowers & Co., a private equity firm dedicated to investing globally in the financial services industry. Mr. Kim began his career at Credit Suisse First Boston’s Investment Banking Division, where he advised on mergers, acquisitions and capital raising initiatives for financial institutions.  Mr. Kim previously served as a member of the board of directors of Talmer Bancorp, Inc., a board observer at Sun Bancorp, Inc. and Advisor at Gemspring Capital.  Mr. Kim earned a Bachelor of Arts degree from Northwestern University and an MBA from Tuck School of Business at Dartmouth.

Our Board of Directors believed that Mr. Kim should serve as a director because of his extensive experience in the business world, as well as his particular expertise in advisory and investment services.

Christine Meredith, Director, Senior Executive Vice President and Chief Operating Officer. Ms. Meredith was elected to our Board of Directors effective April 1, 2024. Ms. Meredith served as the Company’s and the Bank’s Chief Risk Officer from February 2020 until her promotion to Chief Operating Officer effective April 1, 2024. In July 2023 she was promoted to Senior Executive Vice President. Ms. Meredith has over 25 years of experience as banker, regulator, and consultant to the financial services industry. Prior to joining the Company, Ms. Meredith served as Senior Vice President and Director of Enterprise Risk Management at Columbia Banking System from 2010 through 2020. Its subsidiary, Columbia Bank, was a regional bank based in Tacoma, Washington. Ms. Meredith served as a Risk Management Examiner with the Federal Deposit Insurance Corporation in Seattle, Washington from 2009 to 2010, with a focus on credit and financial risk reviews. Ms. Meredith worked with Washington Mutual from 2003 to 2008 in various capacities including enterprise risk management, commercial real estate product development, and regulatory implementation. Ms. Meredith was a consultant with the Secura Group, a boutique financial services consulting firm based in Washington, DC, from 2002 to 2003, and previously from 1996 to 1998. Ms. Meredith worked for Arthur Andersen in Los Angeles, California as a Business Process Consultant from 2000 to 2002. In 2000, Ms. Meredith was commissioned as a Safety and Soundness Examiner for the Federal Reserve’s Twelfth District in San Francisco, California, where she conducted risk management, compliance, trust, and information technology examinations.

Ms. Meredith is a member of the American Bankers Association’s Certified Enterprise Risk Professionals Board. Previously, she served on the Mid-Tier Bank and Enterprise Risk Management Councils for the Risk Management Association. Ms. Meredith also served as Chair of the Enterprise Risk Management Committee for the Washington Bankers Association. Ms. Meredith received her Bachelor of Science degree in Finance from Georgetown University.

Our Board of Directors believed that Ms. Meredith should serve as a director because of her extensive experience in risk management and regulatory compliance in the banking industry.

Eboh Okorie, Director. Mr. Okorie has served as a member of our Board of Directors since 2022. Mr. Okorie brings over 30 years of experience in the financial services industry to the Board. Mr. Okorie serves as President and CEO of Windy Hill Capital, a financial consulting firm providing expertise in the areas of financial and banking regulatory compliance, risk management, and financial instrument analysis. Mr. Okorie has also served as commissioner of town planning and infrastructural Development in Abia State, Nigeria. He also served as a Commissioner for Lands and Survey also in Abia State, Nigeria from 2013 to 2015. Mr. Okorie was a member of the board/governing council of the Nigerian Investment Promotion Commission (“NIPC”) in Abuja, Nigeria from 2013 to 2016. The NIPC is responsible for promoting and coordinating investment, including foreign direct investments in the Nigerian economy. Prior to these roles, Mr. Okorie served as Vice President and director of compliance risk at Atlantic Bank of New York from 2001 to 2007 and as Vice President and director of compliance at North Side Savings Bank from 1994 to 1996. Mr. Okorie also has experience as Senior Examiner/Regulator for the Federal Reserve Bank, the Office of Thrift Supervision, and the Federal Home Loan Bank of New York and Topeka, Kansas. Mr. Okorie has a B.A. and M.B.A. from the University of Kansas.

Our Board of Directors believed that Mr. Okorie should serve as a director because of his extensive experience in bank regulatory compliance.

Benjamin J. Wineman, Director.  Mr. Wineman has served as a member of our Board of Directors since 2013. Mr. Wineman has over 25 years of extensive commercial real estate and financial experience. Currently, Mr. Wineman is a Principal and Managing Broker at Mid-America Real Estate Corporation, where he has worked since July 2001. Mid-America is based in Chicago, Illinois, and is one of the companies within Mid-America Real Estate Group, a midwestern full service retail real estate organization with offices in Chicago, Detroit, Milwaukee, and Minneapolis. Mr. Wineman co-leads Mid-America’s Retail Investment Sales Group, focusing specifically on the disposition of shopping centers and retail properties throughout the greater Midwest region for institutional, REIT, and private owners. Prior to employment with Mid-America, Mr. Wineman worked at LaSalle Investment Management as a Financial Analyst in the Private Equity Acquisitions Group, where he was responsible for the valuation, due diligence, and closing of commercial real estate transactions on behalf of its institutional pension fund clients from 1998 to 2001. Within the International Council of Shopping Centers, he is a member of the Illinois State Committee and the Government Relations National Economic Policy Sub-Committee. Within the community, Mr. Wineman is a member of the Executive Committee of the Harold E. Eisenberg Foundation and is a sustaining member of the Ravinia Festival Associates Board (having served as board President from 2017-2019). Mr. Wineman graduated from DePauw University in 1998 with a Bachelor of Arts Degree.

Our Board of Directors believed that Mr. Wineman should serve as a director because of his extensive commercial real estate and financial experience.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. The Audit Committee consists of Steven E. Gallotta, Michael Donahue and Benjamin Wineman, who each satisfy the applicable independence and other requirements of the SEC and the Nasdaq Capital Market (“Nasdaq”) for audit committees. Mr. Gallotta serves as the Company’s “audit committee financial expert” as such term is defined in applicable SEC regulations.

Independence of Directors

Our Nominating and Corporate Governance Committee periodically reviews and makes recommendations to the Board of Directors related to director independence. As a result of the latest review performed, the Board has determined, based upon the recommendation of the Nominating and Corporate Governance Committee, that seven (7) of the nine (9) members of the Board of Directors, and each member of the Audit, Compensation and Nominating and Corporate Governance Committees, satisfy the applicable independence requirements of the SEC and the Nasdaq.

Following the review, the Board of Directors determined that Peggy Daitch, Tracey Dedrick, Michael Donahue, Steven E. Gallotta, Denny Kim, Eboh Okorie and Benjamin Wineman are independent. The Board of Directors has determined that Thomas M. O’Brien and Christine Meredith, each as an executive and employee of the Company, are not independent.

Executive Officers

In addition to Mr. O’Brien and Ms. Meredith, set forth below are the current executive officers of the Company and a brief explanation of their principal employment during at least the last five (5) years.

Karen Knott, Executive Vice President and Chief Financial Officer, age 51. Ms. Knott has served as the Company’s Chief Financial Officer since October 1, 2021. She has over 25 years of experience in financial operations and accounting roles with financial institutions. Previously, Ms. Knott served as the Company’s Senior Vice President and Controller since March, 2021 and as Assistant Vice President and Controller of the Bank since 2015. She has served in a variety of other financial roles, including Divisional Controller for Commercial Lending and Staff Accountant, since first joining the Bank in 1998. Before joining the Bank, Ms. Knott began her career in customer service and finance positions at Credit Union ONE and CommonPoint Mortgage Co. Ms. Knott received her Bachelor of Business Administration from Grand Valley State University.

Elizabeth M. Keogh, Chief Legal Officer and Corporate Secretary, age 68. Ms. Keogh has served as the Company’s Chief Legal Officer since October 2022. Ms. Keogh also serves as the Corporate Secretary of the Company and, since June 2023, as the Executive Vice President, General Counsel and Corporate Secretary of the Bank. Ms. Keogh has over 35 years’ experience as a practicing attorney with expertise in banking, securities and corporate law and regulation, among other areas. Prior to joining Sterling as an employee, Ms. Keogh was a consultant to the Company from 2020 to 2022 focusing on proxy statement disclosure and other SEC reporting requirements. Since 2009, Ms. Keogh has worked as a self-employed legal consultant and has provided consulting services in respect of numerous transactional, corporate governance and regulatory compliance matters to a variety of financial institutions, including the Company. Prior to establishing her own consulting practice, Ms. Keogh was a corporate attorney for 15 years with the law firms of Thacher Proffitt & Wood and Sonnenschein Nath & Rosenthal, prior to its merger with Denton Wilde Sapte LLP. Ms. Keogh earned a law degree from New York University School of Law and a Bachelor of Arts degree from Fairfield University.

Eleni Willis, Chief Risk Officer, age 50. Ms. Willis was promoted to serve as Chief Risk Officer, effective April 1, 2024. Prior to her promotion, Ms. Willis served as the Company’s Senior Vice President and Deputy Chief Risk Officer since July 2023. Ms. Willis previously served as the Company’s Director of Enterprise Risk Management. Prior to joining the Company in 2021, Ms. Willis served as a Senior Risk Analyst, Enterprise Risk and Compliance of the United Services Automobile Association from May 2021 to November 2021. From September 2017 to May 2021, Ms. Willis held various roles with Umpqua Bank (formerly Columbia Bank), including Vice President, Corporate Enterprise Risk Manager and Vice President, Business Risk Analytics Manager. Before joining Umpqua Bank, Ms. Willis held various roles with Harborstone Credit Union from January 2017 to September 2017, HomeStreet Bank from 2013 to 2017, the Washington State Department of Financial Institutions from 2004 to 2013 and Amplicon Express from 2000 to 2002. Ms. Willis holds a bachelor’s degree from Linfield University and a master’s degree from Washington State University.

Family Relationships

There are no family relationships among our directors or executive officers.

Legal Proceedings

Previously, the Bank was under formal investigation by the Office of the Comptroller of the Currency (the “OCC”) relating primarily to certain aspects of its Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) compliance program as well as the Bank’s credit administration, including its former residential loan product, marketed as the Advantage Loan Program. The Bank was also subject to a publicly available formal agreement with the OCC (the “OCC Agreement”), relating primarily to certain aspects of the Bank’s BSA/AML compliance program and credit administration. The OCC Agreement was entered into in June of 2019, and Mr. Wineman, acting as a director at that time, signed the OCC Agreement in such capacity. In September, 2022, the Company entered into a Consent Order with the OCC, signed by each of the current directors, other than Ms. Meredith (who was not a director at that time), acting in their capacity as the directors of the Bank, resolving the OCC’s investigation, which represented a full and final settlement of the OCC investigation with respect to the Bank. Pursuant to that Consent Order, the Bank paid a civil money penalty of $6.0 million. The OCC also notified the Bank that the OCC Agreement was terminated.

On July 19, 2023, the United States District Court for the Eastern District of Michigan approved the Company’s Plea Agreement (the “Plea Agreement”) with the Department of Justice (the “DOJ”), resolving the DOJ’s investigation focused on the Bank’s Advantage Loan Program and related issues, including residential lending practices and public disclosures about that program contained in the Company’s filings with the SEC. Under the Plea Agreement, the Company pleaded guilty to one count of securities fraud primarily relating to disclosures with respect to the Advantage Loan Program contained in the Company’s 2017 IPO Registration Statement and its immediately following Annual Reports on Form 10-K filed in March 2018 and March 2019. Consistent with the Plea Agreement, the sentence issued by the court required the Company to pay $27.2 million in restitution for the benefit of non-insider victim shareholders; further enhance its compliance program and internal controls with respect to securities law compliance; and provide periodic reports to the DOJ with respect to compliance matters. The restitution amount was paid by the Company in the third quarter of 2023 and is being administered by a special master appointed by the court. No criminal fine was imposed. The Company’s obligations under the Plea Agreement are generally effective for three (3) years. This resolution releases the Company, as well as the Bank, from further prosecution for securities fraud and underlying mortgage fraud in the Advantage Loan Program.

Corporate Governance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of copies of Forms 3, 4 or 5 filed by the Company on behalf of its directors and officers or otherwise provided to the Company, the Company believes that during and with respect to the year ended December 31, 2024, there were nine late Section 16(a) filings. Forms 4 for Peggy Daitch, Steven E. Gallotta, Denny Kim, Benjamin J. Wineman, Lyle M. Wolberg, Tracey Dedrick, Michael Donahue, Eboh Okorie representing a new grant of restricted stock by the Company were filed two (2) days late. A Form 4 for Thomas M. O’Brien representing the withholding of shares of common stock by the Company in satisfaction of tax withholding obligations in connection with the vesting of restricted stock previously granted was filed one (1) day late.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Conduct, which applies to all of our directors, officers and employees. The Ethics and Compliance Committee, with the assistance of the Nominating and Corporate Governance Committee, is responsible for monitoring compliance with the Code of Conduct, and reports to the Board. The Code of Conduct is available on the Company’s website at investors.sterlingbank.com/corporate-governance/governance-overview.

Insider Trading Policy and Anti-Hedging Policy

We have adopted an Insider Trading Policy that sets forth restrictions on trading in our securities and on providing any material nonpublic information relating to the Company. This policy is applicable to our directors, officers and employees, as well as any other person having access to material nonpublic information of the Company such as consultants and contractors. This policy also applies to the foregoing persons’ family members or others who reside with them, and any other persons or entities whose securities transactions are directed by the foregoing persons or subject to their influence or control. This policy was adopted to promote compliance with federal securities laws and applicable Nasdaq requirements. Our Insider Trading Policy allows for purchases or sales of Company securities made in compliance with a written plan that meets the requirements of Rule 10b5-1 of the Exchange Act, and sets forth the applicable trading window periods where directors and designated employees are able to trade in the Company’s securities. Our Insider Trading Policy prohibits all of our directors, officers and employees, as well as any other person having access to material nonpublic information, from entering into certain forms of hedging or monetization transactions that allow such person to lock in much of the value of his or her stock holdings in exchange for all or part of the potential upside appreciation of the Company’s stock, such as zero-cost collars and forward sale contracts. Such transactions allow such person to continue to own the Company’s stock without the full risks and rewards of ownership, which may cause such person to no longer have the same objectives as the Company or other shareholders. Similarly, our Insider Trading Policy prohibits short sales, standing orders and transactions in publicly traded options. Additionally, a director, officer or employee desiring to hold Company securities in a margin account or pledge Company securities as collateral for a loan must notify the Company’s Chief Legal Officer prior to taking such action because a margin sale or foreclosure sale may occur at a time when such person, a pledgor, is aware of nonpublic information or otherwise not permitted to trade in the Company’s stock. Finally, our Insider Trading Policy prohibits the use of derivative securities to separate any financial interest in our Company’s securities from related voting rights and any transaction in the Company’s securities where a reasonable investor would conclude that such transaction is for short-term gain or speculative.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion & Analysis (“CD&A”) sets forth the Company’s executive compensation philosophy, practices and decisions for the fiscal year 2024 for its named executive officers (“NEOs”) listed below and included in the Summary Compensation Table.

Name	Title Held with the Company During 2024

Thomas M. O’Brien	Chairman, President and Chief Executive Officer

Christine Meredith	Senior Executive Vice President and Chief Operating Officer

Karen Knott	Executive Vice President, Chief Financial Officer and Treasurer

Elizabeth M. Keogh	Chief Legal Officer and Corporate Secretary

Eleni Willis	Senior Vice President and Chief Risk Officer

(1)	Ms. Meredith was promoted to Chief Operating Officer effective April 1, 2024.
(2)	Ms. Willis was promoted to Chief Risk Officer effective April 1, 2024.

In addition to the CD&A, the compensation and benefits provided to our NEOs in 2024 are set forth below in the Summary Compensation Table and other tables that follow this CD&A, as well as in the footnotes and narrative material that accompany those tables.

Executive Summary

The most important accomplishment in 2024 was negotiating and ultimately entering into a definitive stock purchase agreement dated as of September 15, 2025 (the “Stock Purchase Agreement”) with EverBank Financial Corp, a Delaware corporation (“EverBank”), which provides for the Company to sell all of the issued and outstanding shares of capital stock of the Bank to EverBank for a fixed purchase price of $261.0 million to be paid in cash to the Company (the “Transaction”), as well as the decision by the Board to approve a plan of dissolution (the “Plan of Dissolution”), which provides for the dissolution of the Company under Michigan law following the closing of the Transaction. The Stock Purchase Agreement, the Transaction and the Plan of Dissolution were approved by the shareholders of the Company at a special meeting on December 18, 2024. The management team worked tirelessly to bring the Transaction to fruition, including an extraordinary collection of documents and data to populate an electronic data room, participating in extensive negotiations over the Stock Purchase Agreement, preparing and presenting materials to the Board of Directors and evaluating numerous business and legal issues with the help of outside advisors. We also continued our work to maintain a strong culture of compliance and re-establish strong credit metrics for potential new lending initiatives if a sale transaction did not come to fruition.

All the above accomplishments are reflective of the significant efforts of the management team led by Mr. O’Brien with the full support of the Board. Mr. O’Brien has been with the Company for almost five (5) years and together with the Board has sought to restore the Company’s financial and regulatory standing, reduce high expenses related to the completion of the aforementioned major projects and successfully conclude the various governmental investigations.

Accomplishments and Challenges for 2024 and First Quarter 2025

Accomplishments

•	Negotiated and signed the Stock Purchase Agreement with EverBank
•	Negotiated and signed a definitive agreement for the sale of the Bank’s residential tenant-in-common loans with Bayview Acquisitions LLC

•	Approved the Plan of Dissolution, pursuant to which liquidating distributions will be made to the Company’s shareholders funded substantially by the cash proceeds from the Transaction
•	Held a special meeting of shareholders at which the shareholders approved:
○	the Stock Purchase Agreement, and
○	the Plan of Dissolution
•	Exceeded all regulatory capital requirements
○	The Company’s Tier 1 leverage ratio at 2024 year-end was 14.07%
•	Reduced criticized and classified loans during 2024 by 34%

•	Significantly improved asset quality

Challenges

•	Manage costs related to the Transaction
•	Work with EverBank to ensure the smooth integration of operations of the Bank and EverBank, National Association
•	Prepare the Company for the wind down and dissolution pursuant to the Plan of Dissolution, including minimizing post-Transaction and wind down expenses and resolution of any claims
•	Continue to reduce the volume of classified loans
•	Manage margin pressure from the prevailing higher interest rate environment
•	Ensure proper staffing pending Transaction closing and during the wind down of the Company

Executive Compensation Philosophy

The goals of the executive compensation program are to enable the Company to attract, develop and retain an executive team capable of maximizing the Company’s performance for the benefit of its shareholders and to promote increases in long-term shareholder value by aligning the financial interests of the Company and its shareholders with the NEOs and other members of executive management. It strives to provide employees with incentives that appropriately balance risk and reward, to be compatible with effective controls and risk management and to be supported by strong corporate governance, including active and effective oversight by the Board of Directors and the Executive Compensation Committee (the “Compensation Committee”). For 2024, the Compensation Committee recognized the significant time and effort required by the executive officers and others to prepare for and execute on the Transaction and to continue its work to re-establish strong credit metrics, diversify the Company’s overall loan production, exit unproductive or ancillary businesses, resolve problem loans and manage the Company’s excess liquidity.

Pay Mix. Our compensation program for executive officers in 2024 (other than with respect to Mr. O’Brien) consisted of three (3) primary components: (i) base salary; (ii) cash-based annual bonuses; and (iii) equity-based long-term incentive awards. We also offer retirement and other benefits. This is designed to reward executive officers consistent with the goals in the immediately preceding paragraph.

Mr. O’Brien’s Compensation. Mr. O’Brien’s annual base salary was reduced from $950,000 to $850,000 in 2024. Mr. O’Brien volunteered to take this reduction to reduce costs while still allowing increases in base salary for executive management. The Compensation Committee took into account Mr. O’Brien’s reduced workload with the completion of regulatory examinations and investigations as Ms. Meredith, in her role as COO, took on more responsibility and Ms. Knott and Ms. Keogh took on more trusted roles. This reduction came after a more significant reduction from $3,000,000 at the time he was hired by the Company in 2020 to $950,000 in 2023. The 2023 reduction in base salary also included a $2,000,000 restricted stock grant that vested over 18 months and was fully vested at January 2, 2025. At the time of Mr. O’Brien’s initial hiring, the Company and the Bank were in the midst of an internal investigation, facing government investigations, pending litigation and significant regulatory scrutiny. The employment agreement entered into was designed to recruit, retain and appropriately motivate Mr. O’Brien to work to resolve these matters and to reward him meaningfully for his work. Last year, with the resolution of the remaining government investigations in 2023, the Compensation Committee considered a more traditional compensation structure, with a combination of salary and equity awards, that would be more appropriate for Mr. O’Brien on a going forward basis. With Mr. O’Brien’s consent, his employment agreement was amended in June 2023 to restructure his pay mix to reduce his base salary and provide for a grant of restricted stock as well as the possibility of a discretionary cash incentive compensation grant. The Compensation Committee believes that compensation for Mr. O’Brien consisting of a combination of cash and restricted stock is in the best interests of the Company and the shareholders. Although before making its recommendations in 2023, the Compensation Committee reviewed and considered details of a comparability analysis and peer group data that was prepared by outside counsel, the Compensation Committee did not evaluate any additional peer group data in establishing the 2024 compensation recommendations for Mr. O’Brien.

See “Executive Compensation—Employment Arrangements—Thomas M. O’Brien” below. Mr. O’Brien was not awarded any equity awards or cash incentive compensation awards in 2024.

Executive Compensation Process

Role of Compensation Committee. The Compensation Committee is ultimately responsible for all compensation decisions for the NEOs after considering input from management. The Compensation Committee, among other things, oversees the Company’s incentive compensation and equity-based plans and policies and fulfills other responsibilities delegated to the Committee by the Board of Directors.

The Compensation Committee has the authority to select, retain and obtain the advice of a compensation consultant, as necessary, to assist with the execution of its duties and responsibilities set forth in the Compensation Committee Charter. The Compensation Committee did not retain a compensation consultant in 2024.

Role of CEO in Compensation Decisions. The CEO does not attend portions of the Compensation Committee and Board meetings during which his performance is being evaluated and his compensation determined. The CEO does provide recommendations to the Compensation Committee and Board as to the other NEOs compensation based on his evaluation of the NEO’s performance, each NEO’s respective contributions to the remediation of the Company’s and Bank’s outstanding legal and regulatory issues, and his understanding of the compensation of NEOs at similarly sized peer banks. Because traditional performance metrics such as total shareholder value, profitability and growth did not adequately reflect the performance of the NEOs in light of the numerous issues and challenges the Company faced and the Company’s goals of resolving these matters, the role of the CEO in recommending compensation decisions took on greater importance.

Key elements of compensation

Base Salary. The Company seeks to pay a competitive base salary at levels that reflect each executive’s position, individual performance, experience and expertise. Such base salaries are reviewed annually by the Compensation Committee in comparison to the peer group and adjusted as appropriate, with no guarantee of annual increases. Other than with respect to the current CEO, base salaries had historically been lower at the Company as compared to those in its peer group and had originally been targeted to be near the 25th percentile of its peer group. In order to attract and retain qualified executive management, the Compensation Committee has endeavored to increase salaries in order to remain competitive. The Compensation Committee has been trying to gradually increase base salaries (except for the CEO) to be closer to the 50th percentile of its peer group. The base salary increases below reflect this viewpoint.

Name	2023 Base Salary Rate	2024 Base Salary Rate	% Increase(Decrease)
Thomas M. O’Brien	$950,000	$850,000	(10.5)%
Christine Meredith	$350,000	$410,000	17.1%
Karen Knott	$325,000	$350,000	7.7%
Elizabeth M. Keogh	$325,000	$350,000	7.7%
Eleni Willis	$235,000	$275,000	17.0%

As discussed under Executive Compensation Philosophy – Mr. O’Brien’s Compensation, Mr. O’Brien’s base salary for 2024 was reduced to $850,000. See “Executive Compensation—Employment Arrangements—Thomas M. O’Brien” below. Ms. Meredith received an increase in base salary to $410,000 upon her promotion to Chief Operating Officer, effective April 1, 2024. Ms. Knott and Ms. Keogh each received a merit increase in annual base salary in 2024 to $350,000, effective April 1, 2024. Ms. Willis received a promotion increase in base salary to $275,000 upon her promotion to Chief Risk Officer.

Annual Cash Incentive Compensation

In June 2024, Ms. Meredith received a discretionary cash bonus of $60,000, and Ms. Knott and Ms. Keogh each received a discretionary cash bonus of $50,000. Ms. Willis received a discretionary cash bonus of $30,000 in May 2024. Mr. O’Brien did not receive a cash bonus in 2024. The cash bonuses granted to the NEOs in 2024 reflect the Committee’s decision to reward the continued efforts of the management team to work towards a potential sale transaction as well as to remediate the numerous problems facing the Company, but also reflect the Compensation Committee’s decision to rely more heavily on long term incentive grants in the form of restricted stock awards to compensate its executive officers, which the Committee believes serves to better align the interests of the NEOs with that of the Company’s shareholders.

Equity Grants

Long-term incentive grants for executive officers serve to promote the interests of the Company by providing such executives with additional incentives to remain with the Company, to increase their effort to make the Company more successful and to reward such executives by providing an opportunity to acquire shares of common stock on favorable terms and to attract and retain the best available personnel. Such equity awards serve to align the interests of the executive officers with that of shareholders. Under the 2020 Omnibus Equity Incentive Plan, the Company can award a variety of equity awards, including stock options and restricted stock. The Company believes these grants support its business objectives and, as to restricted stock awards, are an effective retention vehicle with limited downside risk. The Compensation Committee discussed equity awards for executive management at the beginning of the fiscal year, and in making its decisions, reviewed the condition of the Bank, the competitive landscape of the Company and the institutional knowledge of executive management. The Compensation Committee wanted to rely more heavily on long-term executive grants for the executive officers as opposed to cash incentives. The goal was to grant awards that would properly compensate the NEOs for their efforts in difficult conditions while also serving as a retention tool. The table below sets forth the restricted stock awards for the NEOs for 2024. Mr. O’Brien was not granted a restricted stock award in 2024. The restricted stock awards for Ms. Meredith, Ms. Knott and Ms. Keogh vest over five (5) years with vesting beginning in year three with 33% vesting in the third and fourth year after the date of the grant and 34% vesting after the fifth year after the date of grant. The restricted stock awards for Ms. Willis vests over three (3) years with 33% vesting in the first and second year after the date of the grant and 34% vesting after the third year after the date of the grant. All restricted stock awards also vest upon a change of control of the Company, which includes the sale of the Bank. See “Executive Compensation—Potential Payments Upon Termination or Change in Control”, including with respect to the treatment of the restricted stock in connection with the Transaction discussed in "Subsequent Events”. No option awards were granted to the NEOs in 2024.

2024 Long Term Incentive Grants

Name	Options	RSAs	Grant Date	Number of Options	Grant Value of options	Number of RSAs	Grant Value of RSAs
Meredith	0%	100%	6/24/24	—	—	51,547	$250,003
Knott	0%	100%	6/24/24	—	—	46,392	$225,001
Keogh	0%	100%	6/24/24	—	—	46,392	$225,001
Willis	0%	100%	5/17/24	—	—	14,151	$75,000
Willis	0%	100%	6/24/24	—	—	10,310	$50,004

Payments Upon Termination of Service or Change of Control.

Severance Agreements. As the government investigations were resolved, the need for protections provided by a change of control agreement and the benefits that such an agreement affords to individuals became much more meaningful. In 2023, the Company entered into Change of Control Agreements with each of Mr. O’Brien and Ms. Keogh and the Bank entered into a Change of Control Agreement with Ms. Willis. These Change of Control Agreements are similar to the agreement the Company had previously agreed to with Ms. Meredith in connection with her original hiring in March 2021. In 2024, the Company entered into an amendment to the Change of Control Agreement with Ms. Meredith, which was expiring. Also in 2024, the Bank entered into a Change of Control Agreement with Ms. Knott which was similar to the agreements with Mr. O’Brien, Ms. Meredith, Ms. Keogh and Ms. Willis. Pursuant to the terms of a Change of Control Agreement between the Company and Mr. O’Brien, Ms. Meredith, and Ms. Keogh, respectively, and the Change of Control Agreement between the Bank and Ms. Knott and Ms. Willis, respectively, each of Mr. O’Brien, Ms. Meredith, Ms. Keogh, Ms. Knott and Ms. Willis may be entitled to certain payments in the event of a change of control of the Company. See “Executive Compensation—Potential Payments Upon Termination or Change in Control” and “Executive Compensation—Employment Arrangements—Change of Control Agreements” below.

The Bank has a nondiscriminatory severance payment plan (the “Severance Plan”) applicable to all employees, other than those who have individual severance agreements, that provides for payment of severance benefits upon the occurrence of certain involuntary termination events. Mr. O’Brien, Ms. Meredith, Ms. Knott, Ms. Keogh and Ms. Willis are not entitled to these benefits because of their respective Change of Control Agreements. See “Executive Compensation—Potential Payments Upon Termination or Change in Control”.

Perquisites. Mr. O’Brien received a travel reimbursement of $6,024, a car allowance of $6,319, an apartment allowance of $19,166 and a relocation reimbursement of $6,612 for 2024, all in accordance with the terms of his employment agreement. Ms. Keogh received a travel reimbursement of $15,848 for 2024, in accordance with the terms of her offer letter.

Other Compensation. In addition to the compensation components listed above, the NEOs are eligible to participate in the Company’s broad-based employee plans such as medical, dental, vision, disability and the 401(k) plan with a Company matching contribution, which is described in more detail in “Executive Compensation—Defined Contribution Retirement Plan” below. Each NEO was eligible to participate in the Company’s employee term life insurance policy during the 2024 fiscal year at no cost to the employee with such death benefit equal to two times current annual base salary, up to a maximum death benefit of $500,000. NEOs may also purchase additional life insurance for themselves and their spouse and dependents (up to a maximum death benefit of $500,000 for themselves) on the same terms and conditions as other employees.

Clawback Policy

The Clawback Policy was originally adopted in 2020, and was amended in 2023 to comply with the Nasdaq listing standards as mandated by the SEC. The updated Clawback Policy, which requires recoupment of certain cash and equity incentive compensation from executive officers in the event of an accounting restatement and allows recoupment in the event of detrimental conduct, applies to incentive-based compensation received on or after October 2, 2023. See “Corporate Governance—Clawback Policy” above. A copy of the Clawback Policy is incorporated by reference as an Exhibit to the Original 10-K.

Risk Assessment

The charter for the Compensation Committee provides that it is responsible for reviewing the Company’s compensation policies and practices for all employees regarding whether any risks arising from the Company’s compensation practices, policies and programs are reasonably likely to have a material adverse effect on the Company. Day-to-day risk management is the responsibility of management. In April 2024, a full scope Incentive Compensation Plan Risk Assessment was conducted by the Bank’s Enterprise Risk Management (“ERM”) department with the assistance of the Human Resources department. The risk assessment found that management has demonstrated its ability to mitigate the inherent risks within the incentive compensation program and has been able to steer employees towards desired activities while also balancing it with desired risk-taking behaviors. The design and development of all incentive compensation plans was done in collaboration with risk management personnel and any design concerns were addressed.

The Retail and Commercial Lending Incentive Compensation Plans were revised in July 2024 to incorporate changes suggested by the ERM department which consisted mostly of clarifying elements as to how the program is defined and communicated to employees. The Bank no longer has residential loan officers. Compensation for the commercial lending staff is comprised of salary with an annual variable compensation component. Variable compensation for commercial loan officers will not exceed a certain percentage of a loan officer’s base salary and is discretionary based on a variety of weighted criteria, including portfolio management, loan production, and corporate compliance.

With respect to executive management, the Compensation Committee designed the incentive compensation program for executives to include multiple performance measures with Compensation Committee discretion. Given the Company’s regulatory and legal challenges over the past five (5) years, traditional financial metrics and a purely formulaic approach were not appropriate or relevant. The Compensation Committee believes that its compensation policies and practices for its executive officers do not encourage unnecessary risk taking that is reasonably likely to have a material adverse effect on the Company.

Equity Grant Procedures

In recent years, including in the 2024 fiscal year, the Company has not granted stock options to its executive officers. The Company does not grant stock options or similar awards in anticipation of the release of material nonpublic information, and the Company does not time the release of material nonpublic information based upon the grant dates of stock options or similar awards.

Shareholder Advisory Vote

At our 2024 annual meeting, our shareholders approved our say-on-pay resolution as to executive compensation disclosed in last year’s proxy statement, with approximately seventy-eight percent (78%) of shares present at the meeting and counted as votes cast voted in favor. The Company believes such vote to be a positive endorsement of its current pay practices and is evidence that its compensation policies have been in the best interest of shareholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Compensation Committee of Sterling Bancorp, Inc.

Michael Donahue, Chairman
Peggy Daitch
Denny Kim

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation paid or awarded to, or earned by, each of our NEOs for our fiscal years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)(2)(3)	Total ($)
Thomas M. O’Brien,	2024	910,769	—	—	—	—	—	58,821	969,590
Chief Executive Officer	2023	2,014,423	—	2,000,003	—	—	—	49,813	4,064,239
	2022	3,000,000	—	—	—	—	—	48,707	3,048,707
Christine Meredith,	2024	393,846	60,000	250,003	—	—	—	20,700	724,549
Senior Executive Vice President	2023	317,692	50,000	499,998	—	—	—	19,800	887,490
and Chief Operating Officer(4)	2022	282,308	70,000	100,004	—	—	—	16,415	468,727
Karen Knott,	2024	343,269	50,000	225,001	—	—	—	20,700	638,970
Chief Financial Officer	2023	311,538	50,000	499,998	—	—	—	19,800	881,336
	2022	280,770	70,000	100,004	—	—	—	18,300	469,074
Elizabeth M. Keogh	2024	343,269	50,000	225,001	—	—	—	36,548	654,818
Chief Legal Officer	2023	325,000	20,000	499,998	—	—	—	39,465	884,463
	2022	62,813	—	—	—	—	—	8,684	71,497
Eleni Willis, Chief Risk Officer(5)	2024	264,231	30,000	125,004	—	—	—	20,700	439,935

(1)	Represents the grant date fair value calculated based on the closing price of the Company’s common stock on the grant date, reduced by the dividends per share expected to be paid during the period the shares are not vested. For more information concerning the assumptions used for these calculations, see Note 12 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in the Original 10-K.
(2)	The NEOs are eligible to participate in certain group life, health and disability insurance plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms and operation.

(Notes continued on next page)

(3)	The table below summarizes all other compensation for our NEOs for fiscal years 2022, 2023 and 2024:

All Other Compensation ($)

Officer	2022	2023	2024
Thomas M. O’Brien
Automobile Allowance	6,319	6,319	6,319
Employer Contributions to Defined Contribution Plan (Paid in Stock of the Company for 2022 and cash for 2023 and 2024)	18,300	19,800	20,700
Travel Reimbursement	4,922	4,528	6,024
Apartment Allowance	19,166	19,166	19,166
Relocation Expenses	—	—	6,612
Total	48,707	49,813	58,821

Christine Meredith
Employer Contributions to Defined Contribution Plan (Paid in Stock of the Company for 2022 and cash for 2023 and 2024)	16,415	19,800	20,700
Total	16,415	19,800	20,700

Karen Knott
Employer Contributions to Defined Contribution Plan (Paid in Stock of the Company for 2022 and cash for 2023 and 2024)	18,300	19,800	20,700
Total	18,300	19,800	20,700

Elizabeth M. Keogh
Employer Contributions to Defined Contribution Plan (Paid in Stock of the Company for 2022 and cash for 2023 and 2024)	2,250	19,800	20,700
Travel Reimbursement	6,434	19,665	15,848
Total	8,684	39,465	36,548

Eleni Willis
Employer Contributions to Defined Contribution Plan (Paid in cash for 2024)	—	—	20,700

Total	—	—	20,700

Total	92,106	128,878	157,469

(4)	Ms. Meredith was promoted to Senior Executive Vice President on July 18, 2023 and Chief Operating Officer effective April 1, 2024.
(5)	Ms. Willis was promoted to Chief Risk Officer effective April 1, 2024.

Grants of Plan-Based Awards in 2024

The following table provides information about plan-based awards granted to the named executive officers in 2024, other than Mr. O’Brien who did not receive a grant in 2024:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Shares Underlying	Exercise or base price of option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	awards ($/Sh)	Awards ($)
Christine Meredith(1)	06/24/2024	—	—	—	—	—	—	51,547	—	—	250,003
Karen Knott(2)	06/24/2024	—	—	—	—	—	—	46,392	—	—	225,001
Elizabeth M. Keogh(2)	06/24/2024	—	—	—	—	—	—	46,392	—	—	225,001
Eleni Willis(3)	05/17/2024	—	—	—	—	—	—	14,151	—	—	75,000
Eleni Willis (4)	06/24/2024	—	—	—	—	—	—	10,310	—	—	50,004

(1)	This award was granted under the 2020 Omnibus Equity Incentive Plan and vests as follows: 17,010 shares on June 24, 2027, 17,010 shares on June 24, 2028, and 17,527 shares on June 24, 2029.
(2)	These awards were granted under the 2020 Omnibus Equity Incentive Plan and vest as follows: 15,309 shares on June 24, 2027, 15,309 shares on June 24, 2028, and 15,774 shares on June 24, 2029.
(3)	This award was granted under the 2020 Omnibus Equity Incentive Plan and vests as follows: 4,669 shares on May 17, 2025, 4,669 shares on May 17, 2026, and 4,813 shares on May 17, 2027.
(4)	This award was granted under the 2020 Omnibus Equity Incentive Plan and vests as follows: 3,402 shares on June 24, 2025, 3,402 shares on June 24, 2026, and 3,506 shares on June 24, 2027.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information on the holdings of equity awards by our named executive officers as of December 31, 2024.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units of other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Thomas M. O’Brien(2)	300,000	—	—	4.00	6/5/2030	—	—	—	—
	—	—	—	—	—	124,771	593,910	—	—
Christine Meredith(3)(4)(6)	—	—	—	—	—	156,723	746,002	—	—
Karen Knott(3)(4)(5)	2,000	—	—	13.73	3/21/2028	—	—	—	—
	3,115	—	—	10.12	3/1/2029	—	—	—	—
	6,944	—	—	7.10	3/2/2030	—	—	—	—
	—	—	—	—	—	151,568	721,464	—	—
Elizabeth M. Keogh(4)(5)	—	—	—	—	—	146,592	697,778	—	—
Eleni Willis(7)(8)(9)	—	—	—	—	—	51,920	247,140	—	—

(1)	Based on the closing price of the Company’s common stock on the Nasdaq on December 31, 2024, which was $4.76.
(2)	On June 22, 2023, Mr. O’Brien received a grant of 366,973 restricted stock awards, which vested as follows: 121,101 shares on January 2, 2024, 121,101 shares on July 2, 2024, and 124,771 shares on January 2, 2025.
(3)	On May 17, 2022, Ms. Knott and Ms. Meredith received grants of 14,926 restricted stock awards, which vest over a three-year period as follows: 4,975 shares on May 17, 2023, an additional 4,975 shares on May 17, 2024, and the remaining 4,976 shares on May 17, 2025.
(4)	On May 31, 2023, Ms. Knott, Ms. Meredith and Ms. Keogh received grants of 100,200 restricted stock awards, which vest as follows: 33,066 shares on May 31, 2026, 33,066 shares on May 31, 2027, and 34,068 shares on May 31, 2028.
(5)	On June 24, 2024, Ms. Knott and Ms. Keogh received grants of 46,392 restricted stock awards, which vest as follows: 15,309 shares on June 24, 2027, 15,309 shares on June 24, 2028, and 15,774 shares on June 24, 2029.
(6)	On June 24, 2024, Ms. Meredith received a grant of 51,547 restricted stock awards, which vest as follows: 17,010 shares on June 24, 2027, 17,010 shares on June 24, 2028, and 17,527 shares on June 24, 2029.

(Notes continued on next page)

(7)	On May 19, 2023, Ms. Willis received a grant of 40,984 restricted stock awards, which vest as follows: 13,525 shares on May 19, 2024, 13,525 shares on May 19, 2025, and 13,934 shares on May 19, 2026.
(8)	On May 17, 2024, Ms. Willis received a grant of 14,151 restricted stock awards, which vest as follows: 4,669 shares on May 17, 2025, 4,669 shares on May 17, 2026, and 4,813 shares on May 17, 2027.
(9)	On June 24, 2024, Ms. Willis received a grant of 10,310 restricted stock awards, which vest as follows: 3,402 shares on June 24, 2025, 3,402 shares on June 24, 2026, and 3,506 shares on June 24, 2027.

No options were exercised by named executive officers in 2024. Shares of restricted stock held by named executive officers were vested in 2024 as follows: an aggregate of 242,202 shares of restricted stock held by Mr. O’Brien, an aggregate of 11,734 shares of restricted stock held by Ms. Meredith, an aggregate of 7,679 shares of restricted stock held by Ms. Knott and an aggregate of 15,102 shares of restricted stock held by Ms. Willis.

Employment Arrangements

Thomas M. O’Brien

The Company entered into an employment agreement with Thomas M. O’Brien dated as of June 1, 2020 (the “O’Brien Employment Agreement”). The O’Brien Employment Agreement provided that Mr. O’Brien’s initial base salary would be $3,000,000 per year. The Board of Directors was required under the O’Brien Employment Agreement to take all actions necessary to appoint Mr. O’Brien as a director of the Company and the Bank, and to the executive committee, if any, of each of the boards of directors of the Company and the Bank, and to nominate him for election by the Company’s shareholders as a member of the Board of Directors.

As an inducement to Mr. O’Brien accepting employment with the Company, pursuant to the O’Brien Employment Agreement, on June 5, 2020 Mr. O’Brien was granted a stock option to purchase 300,000 shares of the Company’s common stock (“Common Stock”; and such option, the “Option”) with an exercise price per share of $4.00, which is equal to the average of the high and the low sales prices of the Common Stock underlying the Option on the date of grant. The Option has a term of ten (10) years unless terminated earlier under the terms of the option agreement. The Option vested as to one-third (1/3) on January 1, 2021 and vested as to one-third (1/3) on June 5, 2021, which is the first anniversary of the date of grant, and vested as to one-third (1/3) on January 1, 2022. In the event of termination of employment other than termination for “cause” (as defined in the O’Brien Employment Agreement), if the Option is exercisable at the time of such termination of employment, it will remain exercisable for three (3) years following termination, provided that Mr. O’Brien remains in compliance with certain terms contained in the O’Brien Employment Agreement. The award was granted pursuant to an option award and is not subject to the Company’s 2017 Omnibus Equity Incentive Plan.

Pursuant to the O’Brien Employment Agreement, Mr. O’Brien received a temporary housing allowance and relocation assistance (which included reimbursement of moving expenses), the payment of a rental allowance on the rental of an apartment and a weekly travel allowance (for travel expenses to Mr. O’Brien’s residence). Mr. O’Brien is also entitled to participate in any employee benefits, fringe benefits, perquisites and business expense reimbursements that the Company or the Bank offers to full-time employees or other members of executive management other than through or related to bank-owned life insurance arrangements. Under the O’Brien Employment Agreement, Mr. O’Brien is also eligible to receive annual equity awards at the discretion of the Company’s Compensation Committee.

The O’Brien Employment Agreement also contains customary non-solicitation, non-competition and non-disclosure provisions.

On June 22, 2023, the Company and Mr. O’Brien entered into an amendment to the O’Brien Employment Agreement (the “O’Brien Employment Agreement Amendment”), pursuant to which Mr. O’Brien’s base salary was revised to a rate of $950,000 per year. Mr. O’Brien’s annual base salary was subsequently reduced from $950,000 to $850,000 in 2024. Additionally, pursuant to the O’Brien Employment Agreement Amendment, the Compensation Committee may grant Mr. O’Brien a discretionary bonus with respect to calendar year 2023 and thereafter. The amount of any discretionary bonus and the performance criteria, if any, will be determined by the Compensation Committee in its sole discretion. Any such discretionary bonus will be paid on the date in the year following the year to which the bonus relates on which annual bonuses are paid generally by the Company to its senior executives unless otherwise determined by the Compensation Committee, subject to Mr. O’Brien’s continued employment with the Company through the bonus payment date. Mr. O’Brien did not receive a bonus in calendar year 2024.

Concurrent with entering into the O’Brien Employment Agreement, Mr. O’Brien also entered into a stock purchase agreement with the Company (the “Stock Purchase Agreement”), pursuant to which Mr. O’Brien agreed to purchase 300,000 shares of Common Stock directly from the Company with his own funds within twelve (12) months from the date of commencement of his employment. The Stock Purchase Agreement provides that the shares to be purchased will not initially be registered under the Securities Act of 1933, as amended but that Mr. O’Brien will receive customary “piggy-back” registration rights that provide for Mr. O’Brien to add the shares he purchases to future registrations of securities by the Company. In May 2021, Mr. O’Brien purchased from the Company 300,000 unregistered shares of common stock pursuant to the terms of the Stock Purchase Agreement for cash consideration of $1,350,000 or $4.50 per share, the fair market value on the date of sale.

Change of Control Agreements

Each of Mr. O’Brien, Ms. Meredith, Ms. Knott, Ms. Keogh and Ms. Willis has entered into change of control agreements with the Company or the Bank (the “Change of Control Agreements”).

If the executive officer’s employment is terminated without cause or if the executive officer resigns for good reason (as defined in and provided for in the Change of Control Agreement) after a change of control or a pending change of control, the Bank will pay the executive officer the earned but unpaid compensation and benefits due under the terms of benefit plans and programs and compensation plans and programs (including bonuses), if any (the “Standard Entitlements”), and, if the termination of employment occurs not later than one (1) year after the change of control, the Company will pay an amount equal to twelve (12) months of base salary paid in a lump sum on the 60th day after termination of employment, subject to a release of claims becoming effective. Currently, Mr. O’Brien’s annual base salary is $850,000, Ms. Meredith’s annual base salary is $410,000, Ms. Knott’s annual base salary is $350,000, Ms. Keogh’s annual base salary is $350,000 and Ms. Willis’ annual base salary is $275,000.

If the executive officer’s employment is terminated due to disability (as defined in the Change of Control Agreement) after a change of control or a pending change of control, the Bank will pay to the executive officer the Standard Entitlements, and the Company (with respect to Mr. O’Brien, Ms. Meredith and Ms. Keogh) or the Bank (with respect to Ms. Knott and Ms. Willis) will pay base salary continuation at the annual rate in effect immediately prior to the termination of his/her employment during a period ending on the earliest of (i) one hundred eighty (180) days after the date of termination of his/her employment; (ii) the date on which long-term disability insurance benefits are first payable to him/her under any long-term disability insurance plan covering employees of the Bank; and (iii) the date of his/her death.

Under the Change of Control Agreements, if the Bank or the Company terminates the executive officer’s employment at any time prior to the occurrence of a pending change of control (as defined below) for any reason or for no reason, or if the executive officer’s employment terminates due to death, the Bank will pay the executive officer or his/her estate the Standard Entitlements. If the executive officer’s employment is terminated at any time for cause (as defined in the Change of Control Agreements) or if the executive officer resigns without good reason (as defined in the Change of Control Agreement), the Company or the Bank, as applicable will pay the executive officer the Standard Entitlements.

The Change of Control Agreements also contain customary non-solicitation, non-competition and non-disclosure provisions. Payments under the Change of Control Agreements are subject to restrictions of specified applicable banking regulatory requirements, as well as to the Company’s clawback policy and any other applicable recoupment law or policy. The Change of Control Agreements also contain a cutback provision, which provides that, if the total payments to the executive officer upon a termination would exceed the applicable threshold under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then the total payments will be reduced to the applicable threshold to avoid the imposition of excise taxes under Section 4999 of the Code. None of the executive officers will receive payments in connection with the Transaction that will exceed the threshold under Code Section 280G, and the amounts will not be reduced.

A “pending change of control” is defined as the signing of a definitive agreement for a transaction which, if consummated, would result in a Change of Control; or the commencement of a tender offer which, if successful, would result in a Change of Control and, in the event that such transaction or tender offer which constituted a pending change of control is terminated before a Change of Control occurs, the pending change of control will be treated as if it had not occurred following such termination. The consummation of the transactions contemplated by the Stock Purchase Agreement would constitute a Change of Control under the Change of Control Agreements.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential payments upon a termination or change in control as of December 31, 2024 for the named executive officers are set forth in the Change in Control and Severance Payments Table below.

The amounts of these payments as of December 31, 2024 for Mr. O’Brien, Ms. Meredith, Ms. Knott, Ms. Keogh and Ms. Willis are set forth in the Severance Payments Table.

In addition, restricted stock awards become fully vested in the event of a change of control and the Compensation Committee has the discretion to accelerate unvested stock options in the event of a change of control. As of December 31, 2024, the acceleration of the restricted stock awards would have resulted in payments in aggregate values of $593,910 to Mr. O’Brien; $746,001 to Ms. Meredith; $721,464 to Ms. Knott; $697,778 to Ms. Keogh; and $247,139 to Ms. Willis, respectively, in each case, based on the closing price of our common stock as of December 31, 2024 of $4.76. No value would be realized with respect to the options held by Ms. Knott as the exercise price of her unvested options exceeded the closing price of our common stock as of such date. Mr. O’Brien’s stock options are fully vested and would have resulted in payments with an aggregate value of $228,000 under the terms described below.

Mr. O’Brien, Ms. Meredith, Ms. Knott, Ms. Keogh and Ms. Willis may be entitled to payments under their Change of Control Agreements. If Mr. O’Brien’s, Ms. Meredith’s, Ms. Knott’s, Ms. Keogh’s or Ms. Willis’ employment is terminated without cause or if Mr. O’Brien, Ms. Meredith, Ms. Knott, Ms. Keogh or Ms. Willis resigns for good reason (as defined in and provided for in the applicable Change of Control Agreement) after a change of control or a pending change of control, and the termination of employment occurs not later than one (1) year after the change of control, the Company or the Bank, as applicable, will pay an amount equal to twelve (12) months of base salary paid in a lump sum on the sixtieth (60th) day after termination of employment, subject to a release of claims becoming effective. Currently, Mr. O’Brien’s annual base salary is $850,000, Ms. Meredith’s annual base salary is $410,000, Ms. Knott’s annual base salary is $350,000, Ms. Keogh’s annual base salary is $350,000 and Ms. Willis’ annual base salary is $275,000. If any of Mr. O’Brien’s, Ms. Meredith’s, Ms. Knott’s, Ms. Keogh’s or Ms. Willis’ employment is terminated due to disability (as defined in the applicable Change of Control Agreement) after a change of control or a pending change of control, the Company or the Bank, as applicable, will pay base salary continuation at the annual rate in effect immediately prior to the termination of employment during a period ending on the earliest of (i) one hundred eighty (180) days after the date of termination of employment; (ii) the date on which long-term disability insurance benefits are first payable under any long-term disability insurance plan covering employees of the Bank; and (iii) the date of death.

Subsequent Events On March 19, 2025, the Compensation Committee determined that the requirements for accelerated vesting of all unvested shares of restricted stock have occurred and that the acceleration of the vesting of all unvested shares of restricted stock previously granted to independent directors and certain key employees shall occur on March 19, 2025. The Compensation Committee previously took action to fully accelerate the vesting of all unvested shares of restricted stock previously granted to independent directors and certain key employees on the first day on which all of the following have occurred: (i) the Company has received shareholder approval of the Company’s sale of all of the issued and outstanding shares of capital stock of the Bank to EverBank; (ii) all applicable regulatory approvals for the sale transaction have been received; and (iii) all other material closing conditions with respect to the sale transaction, as determined by the Compensation Committee in its sole discretion, have been satisfied.

CHANGE IN CONTROL AND SEVERANCE PAYMENTS AS OF DECEMBER 31, 2024(1)

	Thomas M. O’Brien	Christine Meredith	Karen Knott	Elizabeth M. Keogh	Eleni Willis
Termination without Cause - No Change of Control	—	—	—	—	—
Salary Continuation	—	—	—	—	—
Benefits Continuation	—	—	—	—	—
Total	—	—	—	—	—
Disability (2)
Salary Continuation	$419,178	$202,192	$172,603	$172,603	$135,616
Benefits Continuation	—	—	—	—	—
Restricted Stock Award Vesting (3)	$593,910	$746,001	$721,464	$697,778	$247,139
Stock Option Payment (4)	$228,000	—	—	—	—
Total	$1,241,088	$948,193	$894,067	$870,381	$382,755
Death (5)	—	—	—	—	—
Salary Continuation	—	—	—	—	—
Benefits Continuation	—	—	—	—	—
Restricted Stock Award Vesting (6)	$593,910	$746,001	$721,464	$697,778	$247,139
Stock Option Payment (4)	$228,000	—	—	—	—
Total	$821,910	$746,001	$721,464	$697,778	$247,139
Change of Control - No Termination of Employment	—	—	—	—	—
Salary Continuation	—	—	—	—	—
Benefits Continuation	—	—	—	—	—
Restricted Stock Award Vesting (7)	$593,910	$746,001	$721,464	$697,778	$247,139
Stock Option Payment (4)	$228,000		—	—	—
Total	$821,910	$746,001	$721,464	$697,778	$247,139
Change of Control - Termination of Employment without Cause	—	—	—	—	—
Salary Continuation	$850,000	$410,000	$350,000	$350,000	$275,000
Benefits Continuation	—	—	—	—	—
Restricted Stock Award Vesting (8)	$593,910	$746,001	$721,464	$697,778	$247,139
Stock Option Payment (4)	$228,000	—	—	—	—
Total	$1,671,910	$1,156,001	$1,071,464	$1,047,778	$522,139

(1)	The payments for Mr. O’Brien, Ms. Meredith, Ms. Knott, Ms. Keogh and Ms. Willis are subject to their respective Change of Control Agreements described in “Executive Compensation—Potential Payments Upon Termination or Change in Control” above and, with respect to vesting of equity, the applicable equity plan rules. Payments upon Mr. O’Brien’s, Ms. Meredith’s, Ms. Knott’s, Ms. Keogh’s or Ms. Willis’ disability are only made if the disability is subsequent to a change of control or pending change of control.

(2)	The Company maintains a disability plan which is generally available to all employees, and any payments or benefits under this plan are not disclosed in this table.

(3)	Restricted stock fully vests in the event of a termination of employment by reason of disability.

(4)	All options are fully vested. As of December 31, 2024, other than for the stock option granted to Mr. O’Brien, the exercise price of each option exceeded the closing price of our common stock as of December 31, 2024 of $4.76.

(5)	The Company maintains a life insurance plan that is generally available to all employees, and any payments under this plan are not disclosed in this table.
(6)	Restricted stock fully vests in the event of a termination of employment by reason of death.
(7)	Restricted stock fully vests on the date of a change of control.
(8)	Restricted stock fully vests on the date of a change of control.

DIRECTOR COMPENSATION

2024 Director Compensation Table

The table below sets forth the compensation of each non-employee director in 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Peggy Daitch	74,000	43,275	—	—	—	—	117,275
Tracey Dedrick	92,000	43,275	—	—	—	—	135,275
Michael Donahue	72,000	43,275	—	—	—	—	115,275
Steven E. Gallotta	71,000	43,275	—	—	—	—	114,275
Denny Kim	98,000	43,275	—	—	—	—	141,275
Eboh Duke Okorie	54,000	43,275	—	—	—	—	97,275
Benjamin Wineman	62,000	43,275	—	—	—	—	105,275
Total	523,000	302,925	—	—	—	—	825,925

(1)	Represents the grant date fair value of restricted stock awards calculated based on the closing price of the Company’s common stock on the grant date, reduced by the dividends per share expected to be paid during the period the shares are not vested.

Director Fees

Board of Directors members receive a quarterly retainer of $7,500. For each standing committee of the Board of Directors, committee chairs receive $5,000 quarterly, and committee members receive $3,000 quarterly. The Lead Independent Director receives $2,500 quarterly.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

PAY VERSUS PERFORMANCE

In August 2022, the SEC adopted final rules to require companies to disclose information about the relationship between executive compensation actually paid and certain financial performance of the company. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to “smaller reporting companies” as that term is defined at Item 10(f)(1) of SEC Regulation S-K.

(a) Year	(b) Summary Compensation Table Total for PEO ($)(1)	(c) Compensation Actually Paid to PEO ($) (2)	(d) Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($)(3)	(e) Average Compensation Actually Paid to Non-PEO Named Executive Officers ($)(4)	(f) Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(5)	(g) Net Income ($)(6)
2024	969,590	768,489	614,568	518,651	82.78	2,138,000
2023	4,064,239	4,181,670	727,595	752,912	100.35	7,413,000
2022	3,048,707	3,048,707	365,939	304,610	105.91	(14,194,000)

(1) The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. O’Brien (Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. See “Executive Compensation—Summary Compensation Table.”

(2) The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. O’Brien as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions to and subtractions from the amount shown in column (b). In accordance with the requirements of Item 402(v)(2)(iii) of Regulation S-K, the following adjustments were made to Mr. O’Brien’s total compensation for each year to determine the compensation actually paid:

o	For 2024:
▪	we subtracted $126,019 reflecting the change in the fair value during 2024 of restricted stock granted to Mr. O’Brien that were outstanding and unvested at year-end;
▪	we subtracted $75,083 reflecting the change as of the vesting date (from the prior year end) in the fair value of awards granted in a prior year which vested during 2024.
o	For 2023:
▪	we subtracted $2,000,003 reflecting the award of restricted stock to Mr. O’Brien during 2023 as disclosed in the column “stock awards” of the Summary Compensation Table; and
▪	we added $2,117,434 reflecting the fair value as of the end of 2023 of the restricted stock granted to Mr. O’Brien during 2023.

(3) The dollar amounts reported in column (d) represent the average of the amounts reported for the Company’s named executive officers as a group (excluding Mr. O’Brien) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. O’Brien) included for purposes of calculating the average amounts in each applicable year are as follows: (a) for 2024, Ms. Meredith, Ms. Knott, Ms. Keogh, and Ms. Willis (who became a named executive officer in 2024); and (b) for 2022 and 2023, Ms. Keogh (who became an employee on October 24, 2022), Ms. Kimmel (who separated from service with the Company and the Bank during 2023), Ms. Meredith and Ms. Knott.

(Notes continued on next page)

(4) The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. O’Brien) as computed in accordance with Item 402(v)(2)(iii) of Regulation S-K which prescribes certain specified additions to and subtractions from the amount shown in column (d). In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Mr. O’Brien) for each year to determine the compensation actually paid, using the same methodology described in Note 2 above:

o	For 2024:
▪	we subtracted $206,252 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of awards of restricted stock during 2024 as disclosed in the column “stock awards” of the Summary Compensation Table;
▪	we added $200,862 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of the change in fair value of awards of restricted stock granted during 2024 that are outstanding and unvested as of the end of 2024;
▪	we subtracted $85,348 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of the change in the fair value during 2024 of restricted stock awarded in prior years that was outstanding and unvested at the end of fiscal 2024; and
▪	we subtracted $5,179 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) in the change as of the vesting date (from the prior year end) in the fair value of awards granted in prior years which vested in 2024.
o	For 2023:
▪	we subtracted $374,999 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of awards of restricted stock during 2023 as disclosed in the column “stock awards” of the Summary Compensation Table;
▪	we added $433,616 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of the fair value of awards of restricted stock granted during 2023 that are outstanding and unvested as of the end of 2023;
▪	we subtracted $2,349 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of the change in the fair value during 2023 of restricted stock awarded in prior years that was outstanding and unvested at the end of fiscal 2023;
▪	we subtracted $5,510 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) in the change as of the vesting date (from the prior year end) in the fair value of awards granted in prior years which vested during 2023; and
▪	we subtracted $25,441 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of awards granted in prior fiscal years for which there was a failure to meet applicable vesting conditions during 2023.
o	For 2022:
▪	we subtracted $75,003 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of awards of restricted stock during 2022 as disclosed in the column “stock awards” of the Summary Compensation Table;
▪	we added $7,468 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) of the change in the fair value during 2022 of restricted stock awarded in prior years that was outstanding and unvested at the end of fiscal 2022; and
▪	we added $6,206 reflecting the average for the named executive officers as a group (excluding Mr. O’Brien) in the change as of the vesting date (from the prior year end) in the fair value of awards granted in prior years which vested during 2022.

(5) Total Shareholder Return is determined based on the value of an initial fixed investment in the Company’s common stock of $100 on December 30, 2021 and calculated in accordance with Item 201(e) of SEC Regulation S-K.

(6) The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Chief Executive Officer Pay Ratio

The Company’s chief executive officer to median employee pay ratio was calculated in accordance with SEC requirements. However, due to the flexibility afforded by Item 402(u) of Regulation S-K in calculating the pay ratio, the ratio presented herein is a reasonable estimate and may not be comparable to the pay ratio presented by other companies.

The Company identified the median employee by examining 2024 total compensation for all employees of the Company excluding the Chief Executive Officer.

The employee population used to identify the Company’s median employee included all employees of the Company, whether employed on a full-time, part-time or seasonal basis, as of December 31, 2024. The compensation measure described above was consistently applied to this entire employee population. The Company did not make any assumptions, adjustments or estimates with respect to the employee population or the compensation measure, but it did annualize the compensation for any employees that were not employed by the Company for all of 2024.

After identifying the median employee based on the compensation measure described above, the Company calculated annual total compensation for the median employee using the same methodology used for our named executive officers as set forth in the “Summary Compensation Table” herein. The median employee was identified as of December 31, 2024, and the chief executive officer to median employee pay ratio was calculated with respect to the annualized compensation for Mr. O’Brien. As illustrated in the table below, in 2024, the Company’s Chief Executive Officer’s annual total compensation was 11.75 times that of the Company’s median employee.

	Chief Executive	Median
	Officer	Employee
2024 Annual Total Compensation	$969,590	$82,542
Total Annual Compensation Pay Ratio	11.75	1

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2025 regarding the beneficial ownership of our common stock by:

•	each shareholder known by us to beneficially own more than five percent (5%) of our outstanding common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within sixty (60) days. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

Except as otherwise specified below, the address for each listed shareholder is: c/o Sterling Bancorp, Inc., One Towne Square, Suite 1900, Southfield, Michigan 48076.

	Common Stock Owned
Name and Address of Beneficial Owner	Number of Shares	Percent(1)
5% Shareholders:
K.I.S.S. Dynasty Trust No. 9 dated March 2, 2022(2)(3) c/o The First National Bank in Sioux Falls 100 South Phillips Avenue, Sioux Falls, SD 57104	12,107,732	23.15%
J. Thomas MacFarlane(3) 255 East Brown Street, Suite 320, Birmingham, MI 48009	12,107,732	23.15%
Michael Shawn(4) 7300 Biscayne Boulevard, Suite 200, Miami, FL 33138	8,981,041	17.17%
Harry S. Stern(5) 220 Montgomery Street, 15th Floor, San Francisco, CA 94104	8,101,536	15.49%
K.I.S.S. Bank Stock Trust (4) c/o The First National Bank in Sioux Falls 100 South Phillips Avenue, Sioux Falls, SD 57104	7,507,318	14.35%
Scott J. Seligman 1993 Long Term Irrevocable Dynasty Trust(2)(5) c/o The First National Bank in Sioux Falls 100 South Phillips Avenue, Sioux Falls, SD 57104	5,743,579	10.98%
FJ Capital Management LLC (6) 7901 Jones Branch Drive, Suite 210, McLean, VA 22102	4,300,157	8.22%
Scott J. Seligman(7)	3,641,401	6.96%
Directors:
Peggy Daitch(8)	30,864	*
Tracey Dedrick(8)	30,000	*
Michael Donahue(8)	15,000	*
Steven E. Gallotta(8)	30,000	*
Denny Kim(8)	30,000	*
Christine Meredith(9)	182,571	*
Thomas M. O’Brien	582,722	1.11%
Eboh Okorie(8)	15,000	*
Benjamin Wineman(8)	47,100	*
Named Executive Officers (Non-Directors):
Karen Knott(10)	170,082	*
Elizabeth M. Keogh(11)	146,592	*
Eleni Willis(12)	65,078	*
All directors and executive officers as a group (12 persons total)(13)	1,345,009	2.54%

*	Less than 1%.
(1)	Based on 52,298,918 shares of common stock issued and outstanding as of February 28, 2025, plus shares of common stock which our directors and executive officers in the aggregate have the right to acquire within sixty (60) days of February 28, 2025, as follows: Ms. Daitch, Ms. Dedrick, Mr. Donahue, Mr. Gallotta, Mr. Kim, Mr. Okorie and Mr. Wineman (7,575 shares of restricted stock due to vest within sixty (60) days of February 28, 2025), Ms. Meredith (156,723 shares of restricted stock due to vest within sixty (60) days of February 28, 2025), Ms. Knott (options to acquire 12,059 shares and 151,568 shares of restricted stock due to vest within sixty (60) days of February 28, 2025), Ms. Keogh (146,529 shares of restricted stock due to vest within sixty (60) days of February 28, 2025), and Ms. Willis (51,920 shares of restricted stock due to vest within sixty (60) days of February 28, 2025).
(2)	Mr. Seligman disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest, if any, therein.
(3)	Based on a Schedule 13G/A filed by Erwin Rubenstein, J. Thomas MacFarlane and the K.I.S.S. Dynasty Trust No. 9 dated March 2, 2022, on July 6, 2022, Mr. MacFarlane, as trustee of the K.I.S.S. Dynasty Trust No. 9 dated March 2, 2022, has voting and dispositive power over 12,107,732 shares of Common Stock beneficially owned by the K.I.S.S. Dynasty Trust No. 9 dated March 2, 2022. Mr. MacFarlane disclaims beneficial ownership of the shares owned by the K.I.S.S. Dynasty Trust No. 9 dated March 2, 2022. On September 15, 2024, K.I.S.S. Dynasty Trust No. 9 entered into a Voting Agreement with EverBank and the Company, pursuant to which Mr. MacFarlane, as trustee, agreed, among other things, to vote the shares held by the trust in favor of the Stock Purchase Agreement and the Plan of Dissolution.

(Notes continued on next page)

(4)	Based on a Schedule 13D/A filed by Michael Shawn on September 17, 2024, Mr. Shawn is trustee of the K.I.S.S. Bank Stock Trust and the 1993 Bank Stock Trust, which hold 7,507,318 and 1,473,723 shares of common stock, respectively, and Mr. Shawn, in his capacity as trustee, now has sole voting and dispositive power over an aggregate of 8,981,041 shares of common stock. On September 15, 2024, K.I.S.S. Bank Stock Trust and the 1993 Bank Stock Trust entered into Voting Agreements with EverBank and the Company, pursuant to which Mr. Shawn, as trustee, agreed, among other things, to vote the shares held by the trusts in favor of the Stock Purchase Agreement and the Plan of Dissolution.
(5)	Based on a Schedule 13G filed by Harry S. Stern on February 18, 2021, effective November 18, 2020, Mr. Stern was appointed as trustee of the Scott J. Seligman 1993 Long Term Irrevocable Dynasty Trust and the Scott J. Seligman 1993 Irrevocable Dynasty Trust, which hold 5,743,579 and 2,357,957 shares of Common Stock, respectively, and Mr. Stern, in his capacity as trustee, now has sole voting and dispositive power over an aggregate of 8,101,536 shares of Common Stock. Mr. Stern disclaims beneficial ownership of such shares of Common Stock.
(6)	Based on a Schedule 13G/A filed by FJ Capital Management LLC, Financial Opportunity Fund LLC, Financial Opportunity Long/Short Fund LLC, Martin Friedman, Bridge Equities XIV, LLC, SunBridge Manager, LLC, SunBridge Holdings, LLC and White Oak Enterprises, Inc. on February 12, 2025. Martin Friedman is the Managing Member of FJ Capital Management LLC, and they hold shared voting power and shared dispositive power over 4,300,157 shares of Common Stock, representing 8.22% of the Company’s Common Stock. Of those shares, FJ Capital Management LLC is the Managing Member of Financial Opportunity Fund LLC, which holds 3,365,774 shares of Common Stock, representing 6.44% of the Company’s Common Stock, as well as shared voting power and shared dispositive power over those shares. In addition, FJ Capital Management LLC is the Managing Member of Financial Opportunity Long/Short Fund LLC, which holds 144,251 shares of Common Stock as well as shared voting power and shared dispositive power over those shares. In addition, FJ Capital Management LLC is the sub-investment advisor of Bridge Equities XIV, LLC, which holds 490,428 shares of Common Stock as well as shared voting power and shared dispositive power over those shares. FJ Capital Management LLC also manages 299,704 shares of Common Stock held by managed accounts, over which it has shared voting power and shared dispositive power. Mr. Friedman and FJ Capital Management LLC disclaim beneficial ownership as to the shares.
(7)	Based on a Schedule 13G filed by the Scott J. Seligman Revocable Living Trust on March 2, 2021, consists of shares held by the trust, over which Scott J. Seligman, former vice president of the Company and founder of the Bank, holds sole voting and dispositive power.
(8)	For Ms. Daitch, Ms. Dedrick, Mr. Donahue, Mr. Gallotta, Mr. Kim, Mr. Okorie and Mr. Wineman, includes 7,575 shares of restricted stock awards that will vest within sixty (60) days due to the acceleration of all unvested restricted stock by the Compensation Committee.
(9)	Includes 156,723 shares of restricted stock awards that will vest within sixty (60) days due to the acceleration of all unvested restricted stock by the Compensation Committee.
(10)	Includes an option to buy 2,000 shares of common stock with an expiration date of March 21, 2028; an option to buy 3,115 shares of common stock with an expiration date of March 1, 2029; an option to buy 6,944 shares of common stock with an expiration date of March 2, 2030; and 151,568 shares of restricted stock awards that will vest within sixty (60) days due to the acceleration of all unvested restricted stock by the Compensation Committee.
(11)	Includes 146,592 shares of restricted stock awards that will vest within sixty (60) days due to the acceleration of all unvested restricted stock by the Compensation Committee.
(12)	Includes 51,920 shares of restricted stock awards that will vest within sixty (60) days due to the acceleration of all unvested restricted stock by the Compensation Committee.
(13)	The directors and executive officers in the aggregate hold vested options to buy 12,059 shares of Common Stock. No additional options are scheduled to vest within sixty (60) days of February 28, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2024 with respect to compensation plans and individual compensation arrangements under which equity securities of Sterling are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders	1,280,591	$0.38	1,799,970
Equity compensation plan not approved by security holders	300,000	$4.00	—
Total	1,580,591	$1.07	1,799,970

See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Key elements of compensation—Equity Grants” for a further description of the Company’s Equity Incentive Plans and “Item 11. Executive Compensation—Executive Compensation—Employment Arrangements—Thomas M. O’Brien” for a discussion regarding Mr. O’Brien’s options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the compensation arrangements with directors and executive officers described herein, there were no related party transactions during the year ended December 31, 2024, and no such transactions are currently proposed, required to be reported under Item 404(a) of Regulation S-K of the Exchange Act.

Policies and Procedures Regarding Related Party Transactions

Transactions by the Company or the Bank with related parties are subject to certain regulatory requirements and restrictions, including Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its insiders—i.e., executive officers, directors, principal shareholders and any related interest of such a person). The Bank’s written Regulation O Policy was revised in November 2020 to prohibit the extension of credit to insiders. Prior to this amendment, the Company had extended mortgage loans to insiders on their primary residences. These loans were all made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not involve more than normal risk of collectability or present other unfavorable features.

Both the Company and the Bank have a written Affiliate Transactions Policy, which limits covered transactions with any single affiliate to less than ten percent (10%), and with all affiliates to less than twenty percent (20%), of unimpaired capital and surplus. All covered transactions with affiliates must be made on terms and conditions that are consistent with safe and sound banking practices and are secured by a statutorily-defined amount of collateral. Neither the Company nor the Bank may purchase low-quality assets from an affiliate. Transactions between the Company or Bank and affiliates must be made on terms and under circumstances that are substantially the same, or at least as favorable to the Company or the Bank, respectively, as those prevailing at the time for comparable transactions with unaffiliated companies. No loans or extensions of credit may be made to an affiliate, unless the affiliate is engaged only in activities that a bank holding company may conduct.

We have adopted a written Related Persons Transactions Policy pursuant to which any person who currently is (or was since the beginning of the last fiscal year) an executive officer or a director (or director nominee) or the owner of more than five percent (5%) of our voting securities, including their immediate family members, and any entity employing any of the foregoing persons or in which any of the foregoing persons collectively have a direct or indirect interest of ten percent (10%) or greater or is a general partner, will not be permitted to enter into a related person transaction with us without the consent of our Audit Committee, another independent committee of our Board of Directors or the full Board of Directors. Any request for us to enter into a transaction with any of the foregoing parties in which the amount involved exceeds $120,000 and in which the related party will have a direct or indirect material interest will be required to be presented to our Audit Committee for review, consideration and approval. All of our directors and executive officers are required to report to our Audit Committee any such related person transaction. In approving or rejecting the proposed transaction, our Audit Committee will review all relevant information available, including the terms of the transaction, and consider the following factors: whether the transaction was undertaken in the ordinary course of business, which party initiated such transaction, whether such transaction would be entered into on terms no less favorable to us than terms generally available to an unaffiliated third party, the purpose of the transaction and the potential benefits to us, the approximate dollar value involved (particularly as it relates to the related party), the related party’s interest in the such transaction and any other information that would be material to investors. If we should discover related person transactions that have not been approved, our Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Item 14. Principal Accountant Fees and Services.

The following table summarizes fees billed for professional services rendered by Crowe LLP, the Company’s independent auditors for the years ended December 31, 2024 and 2023:

	2024	2023
Audit fees(1)	$786,824	$878,195
Audit-related fees	—	3,000
Tax fees (2)	54,974	45,149
All other fees (3)	245,570	472,766
Total fees	$1,087,068	$1,399,110

(1)	Consists of fees billed for professional services performed by Crowe LLP for its audit of the Company’s annual financial statements and services that are normally provided in connection with regulatory filings or engagements.
(2)	Tax fees are for the filing of federal and state tax returns.
(3)	All other fees include advisory services and fees relating to the Transaction.

The Audit Committee is required to review and pre-approve both audit and non-audit services to be provided by the independent auditor (other than with respect to de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). During 2023, fees totaling approximately $204,000, or 14.6% of the total fees paid to Crowe LLP in 2023, were paid to Crowe LLP for certain non-audit services that had commenced before the Audit Committee approved them. These services related to the validation of the anti-money laundering, sanctions and fraud detection models and did not involve any matters that affected the Company’s financial statements. All such non-audit services and fees were subsequently presented to and approved by the Audit Committee prior to both the completion of the non-audit services associated with the fees and the completion of the audit of the Company’s 2023 financial statements. During 2024, all services provided by Crowe LLP were pre-approved by the Audit Committee. To the extent required by Nasdaq rules or any other applicable legal or regulatory requirements, approval of non-audit services must be disclosed to investors in periodic reports required by Section 13(a) of the Exchange Act. There was no change of the Company’s independent public accountants during 2024 or 2023.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the Company’s audited financial statements with management.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting and internal control functions and the Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, currently Crowe LLP, and our internal audit team. Crowe LLP is responsible for performing an independent audit of the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) and for expressing their opinions thereon.

In 2024, among other matters, the Audit Committee:

•	Reviewed and discussed with management and Crowe LLP the Company’s audited financial statements.

•	Reviewed and discussed with management and Crowe LLP the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the PCAOB in Rule 3200T.

•	Received the written disclosures and the letter from Crowe LLP required by the applicable requirements of the PCAOB regarding Crowe LLP’s communications with the Audit Committee concerning independence, and discussed with Crowe LLP its independence with respect to the Company.

Based on the foregoing, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025.

The Audit Committee

Steven E. Gallotta, Chairman Benjamin Wineman Michael Donahue

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANCORP, INC.
(Registrant)

By:	/s/ THOMAS M. O’BRIEN
Thomas M. O’Brien
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: March 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS M. O’BRIEN	Chairman and Chief Executive Officer	March 21, 2025
Thomas M. O’Brien	(Principal Executive Officer)

/s/ KAREN KNOTT	Chief Financial Officer	March 21, 2025
Karen Knott	(Principal Financial and Accounting Officer)

/s/ PEGGY DAITCH	Director	March 21, 2025
Peggy Daitch

/s/ TRACEY DEDRICK	Director	March 21, 2025
Tracey Dedrick

/s/ MICHAEL DONAHUE	Director	March 21, 2025
Michael Donahue

/s/ STEVEN E. GALLOTTA	Director	March 21, 2025
Steven E. Gallotta

/s/ DENNY KIM	Director	March 21, 2025
Denny Kim

/s/ CHRISTINE MEREDITH	Director	March 21, 2025
Christine Meredith

/s/ EBOH OKORIE	Director	March 21, 2025
Eboh Okorie

/s/ BENJAMIN WINEMAN	Director	March 21, 2025
Benjamin Wineman